Form 10-Q
period 2010-06-30
AVEO PHARMACEUTICALS INC
filed 2010-08-06
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2010: 30,879,634

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2010	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$30,017	$45,290
Marketable securities	77,027	6,011
Accounts receivable	207	487
Prepaid expenses and other current assets	5,922	1,306

Total current assets	113,173	53,094

Property and equipment, net	3,962	4,197
Other assets	626	1,946
Restricted cash	607	607

Total assets	$118,368	$59,844

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,968	$7,491
Accrued expenses	7,705	7,389
Loans payable, net of discount	1,129	7,467
Deferred revenue	13,921	11,782
Deferred rent	213	176

Total current liabilities	33,936	34,305

Loans payable, net of current portion and discount	21,749	12,278
Deferred revenue, net of current portion	18,673	23,320
Deferred rent, net of current portion	709	819
Other liabilities	2,487	1,249
Warrants to purchase convertible preferred stock	—	1,459

Convertible preferred stock, $.001 par value: 0 and 80,624 shares authorized at June 30, 2010 and December 31, 2009, respectively; 0 and 75,917 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	156,705

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value: 5,000 and 0 shares authorized at June 30, 2010 and December 31, 2009, respectively; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.001 par value: 100,000 and 25,500 shares authorized at June 30, 2010 and December 31, 2009, respectively; 30,876 and 1,641 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	2

Additional paid-in capital	248,359	7,432
Accumulated other comprehensive income	16	—
Accumulated deficit	(207,592)	(177,725)

Total stockholders’ equity (deficit)	40,814	(170,291)

Total liabilities and stockholders’ equity (deficit)	$118,368	$59,844

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited )

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaboration revenue	$15,622	$5,096	$26,503	$8,766

Operating expenses:
Research and development	25,997	12,071	48,615	21,800
General and administrative	3,835	2,424	6,588	4,995

	29,832	14,495	55,203	26,795

Loss from operations	(14,210)	(9,399)	(28,700)	(18,029)

Other income and expense:
Other income (expense), net	(582)	(155)	130	(217)
Interest expense	(725)	(720)	(1,332)	(1,463)
Interest income	28	39	35	67

Other income (expense), net	(1,279)	(836)	(1,167)	(1,613)

Net loss	$(15,489)	$(10,235)	$(29,867)	$(19,642)

Net loss per share—basic and diluted	$(0.50)	$(6.41)	$(1.60)	$(12.33)

Weighted-average number of common shares used in net loss per share—basic and diluted	30,822	1,596	18,649	1,593

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net loss	$(29,867)	$(19,642)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	643	656
Stock-based compensation	1,914	1,060
Non-cash interest expense	311	389
Loss on loan extinguishment	582	—
Loss on disposal of property and equipment	1	—
Remeasurement of warrants to purchase convertible preferred stock	(713)	218
Amortization of premium on investments	22	158
Changes in operating assets and liabilities:
Accounts receivable	280	1,167
Prepaid expenses and other current assets	(4,637)	(288)
Other noncurrent assets	1,320	(118)
Accounts payable	3,477	(712)
Accrued expenses	316	1,396
Deferred rent	(73)	(69)
Deferred revenue	(2,508)	17,252

Net cash (used in) provided by operating activities	(28,932)	1,467
Investing activities
Purchases of property and equipment	(408)	(770)
Purchases of marketable securities	(77,021)	(33,892)
Proceeds from maturities and sales of marketable securities	6,000	11,500

Net cash used in investing activities	(71,429)	(23,162)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	80,309	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	21,769
Proceeds from exercise of stock options	502	25
Net proceeds from modification of loans payable	7,555	—
Principal payments on loans payable	(3,278)	(1,034)

Net cash provided by financing activities	85,088	20,760

Net decrease in cash and cash equivalents	(15,273)	(935)

Cash and cash equivalents at beginning of period	45,290	20,814

Cash and cash equivalents at end of period	$30,017	$19,879

Supplemental cash flow and noncash investing and financing
Issuance of warrants in conjunction with loan	$780	$—
Cash paid for interest	$914	$1,088
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel cancer therapeutics. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, is a highly potent and selective oral inhibitor of the vascular endothelial growth factor, or VEGF, receptors 1, 2 and 3. The Company also has a pipeline of monoclonal antibodies, including AV-299 currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the final prospectus relating to our initial public offering filed with the Securities and Exchange Commission (SEC) on March 12, 2010.

(3) Significant Accounting Policies

Basic and Diluted Earnings (Loss) per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Preferred shares are not included in the calculation of net loss per share until their conversion to common shares. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Weighted average options outstanding	3,394	3,112	3,443	3,025
Weighted average warrants outstanding	182	194	182	194

	3,576	3,306	3,625	3,219

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-Based Compensation

The fair value of all awards is recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. During the three and six months ended June 30, 2010 and 2009, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development	$421	$319	$779	$632
General and administrative	677	249	1,135	428

	$1,098	$568	$1,914	$1,060

Allocations to research and development expenses and general and administrative expenses are based upon the department to which the associated employee reported. No related tax benefits of the stock-based compensation expense have been recognized. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

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

Nonrefundable up-front license fees, where the Company has ongoing involvement or performance obligations, are recorded as deferred revenue in the balance sheet and amortized on a straight-line basis into collaboration revenue in the statements of operations over the term of the performance obligations.

Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and are presented on a gross basis in the statements of operations in accordance with ASC 605-45, Revenue Recognition—Principal Agent Considerations, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2010 and December 31, 2009 consist of money market funds and commercial paper.

Fair Value Measurements

The Company uses ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), to provide guidance for using fair value to measure assets and liabilities. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. ASC 820 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.

The Company records cash equivalents, marketable securities and warrants to purchase preferred stock at fair value. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Fair Value Measurements of Cash equivalents and Marketable securities as of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$22,746	$4,598	$—	$27,344
Marketable securities	—	77,027	—	77,027

	$22,746	$81,625	$—	$104,371

	Fair Value Measurements of Marketable securities as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities	$6,011	$—	$—	$6,011

The Company’s Level 2 securities in 2010 include commercial paper issuances and are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Marketable securities at June 30, 2010 and December 31, 2009 primarily consist of U.S. Treasuries, U.S. government agencies securities and corporate debt maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have original maturities at the date of purchase in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss as a component of stockholders’ deficit until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2010 and 2009.

The fair value on the warrants to purchase preferred stock is valued based on Level 3 inputs at December 31, 2009.

Available-for-sale securities at June 30, 2010 and December 31, 2009 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2010:
Corporate debt securities	$57,878	$22	$(10)	$57,890
Government agency securities	19,133	4	—	19,137

	$77,011	$26	$(10)	$77,027

December 31, 2009:
U.S. Treasuries	$2,003	$—	$—	$2,003
Government agency securities	4,008	—	—	4,008

	$6,011	$—	$—	$6,011

The aggregate fair value of securities in an unrealized loss position for less than 12 months at June 30, 2010 was $7.4 million, representing 3 securities. There were no securities that were in an unrealized loss position for greater than 12 months at June 30, 2010. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

All marketable securities at June 30, 2010 and December 31 2009 had maturities of one year or less.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable, warrants and loans payable, approximate their fair values at June 30, 2010 and December 31, 2009.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through June 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss as of June 30, 2010 and 2009 consists entirely of unrealized gains/losses on available-for-sale securities.

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Net Loss	$(29,867)	$(19,642)
Unrealized gain on marketable securities	16	5

Comprehensive Loss	$(29,851)	$(19,637)

Income Taxes

The Company provides for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

On January 1, 2009, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty In Income Taxes (codified within ASC Topic 740, Income Taxes), which provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. ASU 2010-06 also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, ASU 2010-06 clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company has provided the additional required disclosures effective January 1, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to impact the Company’s financial position or results of operations.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements.

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

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In August 2005, the Company entered into a second license and research collaboration agreement with Merck which provides for the use of the Company’s Human Response Platform. Over the course of the collaborative research program, which has concluded, the Company received approximately $4.5 million in research funding. In addition, Merck purchased 666,667 shares of Series C Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of approximately $2.0 million. In connection with the initial public offering recently consummated by the Company and the related 1:4 reverse stock split of the common stock, each four shares of outstanding, Series C Preferred Stock were converted into one share of common stock. If all development and regulatory milestones under the agreement are achieved, potential milestone payments could total, in the aggregate, $4.9 million.

Merck (Formerly Schering-Plough Corporation)

In March 2007, the Company entered into an agreement with Schering-Plough Corporation, through its subsidiary Schering Corporation, acting through its Schering-Plough Research Institute division, under which it granted Schering-Plough (now Merck) exclusive, worldwide rights to develop and commercialize all of the Company’s monoclonal antibody antagonists of hepatocyte growth factor (HGF), including AV-299. The Company also granted Merck an exclusive, worldwide license to related biomarkers for diagnostic use. Under the agreement, the Company received an up-front payment of $7.5 million in May 2007, which is being amortized over the Company’s period of substantial involvement, or through completion of the first phase 2 proof-of-concept trial for AV-299, which is expected to be in the first half of 2012. In addition, Schering-Plough purchased 4,000,000 shares of Series D Convertible Preferred Stock (Series D Preferred Stock), at a per share price of $2.50, resulting in gross proceeds to the Company of $10.0 million. In connection with the initial public offering recently consummated by the Company and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series D Preferred Stock were converted into one share of common stock. The amount paid for the Series D Preferred Stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. Merck funded research of $3.0 million per year for the first three years of the agreement. In June 2010, the Company earned and received an $8.5 million milestone payment in connection with the enrollment of patients in the phase 2 clinical trial being conducted by the Company. Since the $8.5 million milestone payment earned in June 2010 was considered substantive and at risk, it has been included in revenue for the three and six months ended June 30, 2010. Merck will reimburse development expenses through completion of the first phase 2 proof-of-concept trial for AV-299, unless extended by mutual written agreement of the parties. Milestone payments for the successful development and commercialization of AV-299, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $464.0 million. Upon commercialization, the Company is eligible to receive royalties on Merck’s net sales of AV-299.

OSI Pharmaceuticals (OSI)

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., (OSI (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.)), which provides for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. Under the agreement, OSI paid the Company an up-front payment of $7.5 million, which was recorded in deferred revenue and is being amortized over the Company’s period of substantial involvement which is now determined to be through July 2011. OSI also paid the Company $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, made research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of Series C Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of $5.5 million. The Company determined that the price paid of $3.00 per share by OSI included a premium of $0.50 over the price per share of the Company’s Series D Preferred Stock sold in April 2007; accordingly, the Company will recognize the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering recently consummated by the Company and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series C Preferred Stock were converted into one share of common stock.

In July 2009, the Company and OSI expanded the strategic partnership and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and a Company proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives. In consideration for such additional rights, under the amended agreement, OSI paid the Company an up-front payment of $5.0 million, which was recorded in deferred revenue and will be amortized over the Company’s remaining period of substantial involvement. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of Series E Convertible Preferred Stock (Series E Preferred Stock), at a per share price of $4.00, resulting in gross proceeds to the

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Company of $15.0 million. In connection with the initial public offering recently consummated by the Company and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 per share paid by OSI included a premium of $1.04 per share over the fair value of the Series E Preferred Stock of $2.96 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the Probability Weighted Expected Return Method (PWERM) to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company will recognize the premium of $3,900,000 as additional license revenue on a straight-line basis over the period of substantial involvement.

Under the amended agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products. In addition, the Company is eligible to receive up to $27.0 million in milestones for certain deliverables and research milestones. OSI has the option to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform and to certain of its tumor models and tumor archives for an option fee. If OSI elects to exercise this option and the Company transfers the relevant technology to OSI, OSI will be required to pay the Company license expansion fees of $25 million. If OSI does not elect to exercise this option, OSI must pay a lesser amount in order to retain its rights to the bioinformatics platform and any new targets. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestone payments earned to date are for selection of targets, delivery of models or delivery of cell lines. These milestones are not considered to be at risk and substantive, therefore, the milestone payments are being deferred and, when earned, will be recognized on a straight line basis over the remaining estimated period of substantial involvement.

Biogen Idec International GmbH (Biogen Idec)

In March 2009, the Company entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., collectively referred to herein as “Biogen Idec”, regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which will be amortized over the Company’s period of substantial involvement, defined as the twenty-year patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering recently consummated by the Company and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the PWERM to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company will recognize the premium of $8,175,000 as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned the second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and has been included in revenue for the quarter ended March 31, 2010. The Company could also receive (i) additional pre-clinical discovery and development milestone payments of $5.0 million in the aggregate, and (ii) if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory, an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate.

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay the Company royalties on Biogen Idec’s sales of ErbB3 antibody products in its territory, and the Company will pay Biogen Idec royalties on the Company’s sale of ErbB3 antibody products in the United States, Canada and Mexico.

Kirin Brewery Co. Ltd. (Kirin)

In December 2006, the Company entered into an exclusive license agreement with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin) to research, develop, manufacture and commercialize tivozanib (f/k/a KRN951), pharmaceutical compositions thereof and associated biomarkers in all territories in the world except for Asia. Upon entering into the license agreement, the Company made a one-time cash payment in the amount of $5.0 million, which the Company accrued in December 2006 as research and development expense and paid in January 2007. In March 2010, the Company made a $10.0 million milestone payment to Kyowa Hakko Kirin in connection with the initial dosing of patients in the Company’s phase 3 clinical trial of tivozanib. In addition, the Company may be required to make up to an aggregate of $50.0 million in additional milestone payments upon the achievement of specified regulatory milestones. The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its territory. The royalty rates under the agreement range from the low to mid teens as a percentage of the Company’s net sales of tivozanib.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

(5) Prepaid Expenses

Prepaid expenses consisted of the following:

	June 30, 2010	December 31, 2009

Prepaid clinical	$4,108	$389
Prepaid insurance	643	182
Prepaid maintenance costs	543	424
Other prepaid expenses and current assets	628	311

	$5,922	$1,306

(6) Loans Payable

On May 15, 2008, the Company entered into a $21.0 million financing agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, referred to as the prior loan agreement. The full amount of the loan was drawn down in 2008. On May 28, 2010, the Company entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million and repaid the remaining outstanding principal and interest under the prior loan agreement of $17.4 million. Under ASC 470-50, Modifications and Extinguishments (Debt), the repayment was considered an extinguishment of debt; as such, the remaining loan discount and prepaid loan fees of approximately $582,000 were recorded as loss on loan extinguishment. The Company is required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011, provided, however, that such date will be extended under certain circumstances specified in the new loan agreement. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The entire principal balance and all accrued but unpaid interest will be due and payable on September 1, 2013, provided, however, such amounts will be due and payable on a later date under certain circumstances specified in the new loan agreement. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. The new loan also includes an additional deferred charge of $1.24 million due upon the maturity of the new loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs paid directly to the lenders, which have been offset against the loan proceeds as a loan discount. As part of the new loan agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. These warrants expire seven years from issuance. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and will amortize the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate including the fair value of the warrant, the loan issuance costs and the deferred charge approximates 16.1%.

The new loan agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

perform its obligations under and in accordance with the terms of the new loan agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the new loan agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2010, there have been no events of default under the loan. As of June 30, 2010, the principal balance outstanding was $25.0 million.

Future minimum payments under the loans payable outstanding as of June 30, 2010 are as follows:

Years Ending December 31:
2010	$1,539
2011	9,451
2012	12,860
2013	10,030

33,880
Less amount representing interest	(6,393)
Less discount	(2,122)
Less deferred charges	(2,487)
Less current portion	(1,129)

Loans payable, net of current portion	$21,749

(7) Stock-based Compensation

Stock Plans

A summary of the status of the Company’s stock incentive plans at June 30, 2010 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,275,906	$4.56
Granted	558,820	10.95
Exercised	(287,123)	1.75
Cancelled	(44,374)	5.95

Outstanding at June 30, 2010	3,503,229	$5.79	7.02	$7,688,944

Vested or expected to vest at June 30, 2010	3,401,592	$5.66	6.95	$7,682,569

Exercisable at June 30, 2010	2,235,178	$3.96	6.01	$7,316,422

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2010 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. As of June 30, 2010, there was $5,787,944 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.1 years.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Stock-based payments to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. Since the Company completed its initial public offering in March 2010, it did not have sufficient history as a publicly traded company to evaluate its volatility. As such, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of its volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. Due to the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

The Company issued stock options during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,
	2010	2009
Volatility factor	64.12%-64.43%	72.04%
Risk-free interest rate	2.11%	2.87%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	6.25

	Six Months Ended June 30,
	2010	2009
Volatility factor	63.92%-64.43%	72.04%
Risk-free interest rate	2.11%-2.92%	1.98%-2.87%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	6.25

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

(8) Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes. The Company recorded a tax benefit for the year ended December 31, 2009 in the amount of $100,056 representing a current benefit for federal income taxes related to certain refundable credits. The Company has not recorded a federal or state income tax provision or benefit for the three and six months ended June 30, 2010 and 2009.

As a result of the initial public offering of the Company’s common stock in March of 2010, the Company underwent a change in ownership for purposes of Internal Revenue Code Section 382. As a result, the Company believes the utilization of federal net operating loss carryforwards and research credit carryforwards as of the date of the initial public offering will be subject to an annual limitation based on the value of the Company immediately before the stock offering. The annual limitation will be increased in the first five years after the change in ownership as a result of the Company’s built-in-gains. This limitation is not expected to result in the loss of any of these tax attributes during the carryforward period.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(9) Common Stock

Reverse Stock Split

On February 2, 2010, the Company’s Board of Directors and on February 11, 2010, the Company’s stockholders approved a 1-for-4 reverse stock split of the Company’s common stock. The reverse stock split was effected on February 18, 2010. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Initial Public Offering

In March 2010, the Company raised $81.0 million in gross proceeds from the sale of 9,000,000 shares of its common stock in an initial public offering at $9.00 per share. The net offering proceeds after deducting approximately $3.1 million in offering related expenses and underwriters’ discounts were approximately $72.2 million. In March 2010, the underwriters of the Company’s recently completed initial public offering exercised their option to purchase, and in April 2010, the Company closed the sale to such underwriters of, an additional 968,539 shares of common stock at $9.00 per share resulting in additional net proceeds to the Company of approximately $8.1 million. All outstanding shares of the Company’s convertible preferred stock were converted into 18,979,155 shares of common stock upon the completion of the initial public offering.

In connection with the initial public offering, the Company reclassified its liability related to preferred stock warrants into additional paid-in capital as a result of the conversion of warrants to purchase convertible preferred stock into warrants to purchase common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report for the three and six months ended June 30, 2010, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009, included in our final prospectus dated March 11, 2010 filed with the Securities and Exchange Commission, or SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “we expect,” “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel cancer therapeutics. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, our lead product candidate, is a highly potent and selective oral inhibitor of the vascular endothelial growth factor, or VEGF, receptors 1, 2 and 3. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. We have completed a successful 272-patient phase 2 clinical trial of tivozanib in patients with advanced renal cell cancer, or RCC. In this trial, we measured, among other things, each patient’s progression-free survival, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. The overall median progression-free survival of patients in the phase 2 clinical trial was 11.8 months. In a retrospective analysis of the subset of 176 patients in our phase 2 clinical trial who had the clear cell type of RCC and who had undergone prior removal of their affected kidney, referred to as a nephrectomy, both of which are inclusion criteria for our phase 3 clinical trial of tivozanib, the median progression-free survival was 14.8 months. The incidence of side effects in the phase 2 clinical trial, such as diarrhea, fatigue, rash, mucositis, stomatitis and hand-foot syndrome, which are commonly associated with other VEGF receptor inhibitors, was notably low, with moderate to severe episodes of these side effects occurring in fewer than two percent of treated patients. In February 2010, we commenced enrollment of our phase 3 clinical trial of tivozanib in patients with advanced RCC, in which we plan to enroll 500 patients, which we refer to as the TIVO-1 study. The TIVO-1 study is a randomized, controlled clinical trial of tivozanib compared to Nexavar (sorafenib) in advanced clear cell RCC patients who have undergone a prior nephrectomy, and who have not received any prior VEGF-targeted therapy. Nexavar is an oral VEGF receptor inhibitor approved for the treatment of RCC. In its phase 3 clinical trial in patients with advanced clear cell RCC, 94% of whom had undergone a prior nephrectomy, Nexavar demonstrated a median progression-free survival of 5.5 months. Progression-free survival is the primary endpoint in the TIVO-1 study. The TIVO-1 study is designed so that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant.

In addition to the TIVO-1 study, we are currently conducting multiple clinical trials of tivozanib including: a phase 1b clinical trial in combination with Torisel (temsirolimus), an approved inhibitor of the receptor known as mammalian target of rapamycin, or mTOR, in patients with advanced RCC; a phase 1b clinical trial in combination with the FOLFOX6 chemotherapy regimen in patients with advanced gastrointestinal cancers; a phase 1b clinical trial in combination with paclitaxel in patients with metastatic breast cancer; and a phase 1b clinical trial as a monotherapy in patients with non-small cell lung cancer. We expect that the results of these clinical trials will help to inform our clinical development plans for tivozanib in additional indications. We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin) in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions. Kyowa Hakko Kirin has retained rights to tivozanib in Asia. We have obligations to make milestone, royalty and sublicensing revenue payments to Kyowa Hakko Kirin.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our Human Response Platform™, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. AV-299, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. Through the use of our Human Response Platform, our scientists have identified the HGF/c-Met pathway as being a significant driver of tumor growth. We have completed a phase 1 clinical trial of AV-299 and have recently initiated a phase 2 clinical trial for non-small cell lung cancer. In 2007, we entered into an agreement with Merck (formally Schering-Plough Corporation) under which we granted Merck exclusive worldwide rights to co-develop and commercialize AV-299 and under which Merck funds all development and manufacturing expenses, subject to an agreed-upon budget. Under that agreement, we retain the option to co-promote AV-299 in the United States for the first large market oncology indication for which Merck files for marketing approval in the United States.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales and, through June 30, 2010, have principally funded our operations through:

•	$115.8 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners; and

•	$169.6 million of funding from the sale of convertible preferred stock to all of our investors, including $77.5 million of equity sales to our strategic partners.

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering in March 2010.

We have never been profitable and, as of June 30, 2010, we had an accumulated deficit of $207.6 million. We incurred net losses of approximately $15.5 million and $10.2 million during the three months ended June 30, 2010 and 2009, respectively. We incurred net losses of approximately $29.9 million and $19.6 million during the six months ended June 30, 2010 and 2009, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials to seek regulatory approval and eventual commercialization. We will need additional financing to support our operating activities.

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

Strategic Partnerships

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., (OSI (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.)). Our strategic partnership with OSI is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. We are currently working with OSI on the development of proprietary target-driven tumor models for use in target validation, drug screening and biomarker identification to support OSI’s drug discovery and development activities. The research program portion of our strategic partnership began in October 2007 and will expire at the end of June 2011 unless the agreement is terminated earlier by either party. Under the terms of our agreement, OSI may, but has no obligation to, elect to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics directed to a specified number of targets identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. Further, as part of our expanded strategic partnership, we granted OSI an option to receive non-exclusive perpetual rights to certain elements of our Human Response Platform and our bioinformatics platform, including the right to obtain certain of our tumor models and tumor archives. If OSI elects to exercise this additional option and we transfer the relevant technology to OSI, OSI will be required to pay us license expansion fees equal to, in the aggregate, $25.0 million.

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

In June 2009, we received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment received in June 2009 is a near term milestone and not considered to be substantive and at risk, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and has been included in revenue for the quarter ended March 31, 2010. We could also receive (i) a $5.0 million near-term pre-clinical discovery and development milestone payment, and (ii) if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory, an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate.

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

Under the agreement, Merck paid us an up-front payment of $7.5 million in May 2007, which is being amortized over our period of substantial involvement, or through completion of the first proof-of-concept trial which is estimated for this purpose to be the first half of 2012. In addition, Merck purchased 4,000,000 shares of our series D convertible preferred stock, at a per share price of $2.50, resulting in gross proceeds to us of $10.0 million. The amount paid for the series D convertible preferred stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. In connection with the initial public offering we recently consummated, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series D convertible preferred stock were converted into one share of common stock.

In June 2010, we earned and received an $8.5 million milestone payment in connection with the enrollment of patients in our phase 2 clinical trial under the agreement. Since the $8.5 million milestone payment earned in June 2010 was considered substantive and at risk, it has been included in revenue for the three and six months ended June 30, 2010.

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

Research and Development Expense

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

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

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to each program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Tivozanib	$17,056	$4,697	$31,942	$8,059
AV-299	3,094	1,713	5,149	2,731
AV-203 program	647	444	1,121	852
Platform collaborations	889	689	1,606	1,356
Antibody pipeline	1,473	1,354	3,004	2,618
Other research and development	344	810	794	1,430
Overhead	2,494	2,364	4,999	4,754

Total research and development expenses	$25,997	$12,071	$48,615	$21,800

Tivozanib

We have completed a phase 2 clinical trial and in February 2010 commenced enrollment in a phase 3 clinical trial for tivozanib in advanced RCC. We are also conducting phase 1 clinical trials of tivozanib in various combinations and dosing regimens in advanced RCC and additional solid tumor indications. Future research and development costs for the tivozanib program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs, the timing of the regulatory process, and the success of the ongoing phase 3 clinical trial. Our current estimate for the cost of the phase 3 clinical trial program, including the cost of the comparator drug, Nexavar, is approximately $67.0 million. In the first quarter of 2010, we paid Kyowa Hakko Kirin a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to Kyowa Hakko Kirin upon the achievement of specified regulatory milestones. Further, we are required to pay tiered royalty payments on net sales we make of tivozanib in our territory, which range from the low to mid teens as a percentage of net sales. In the event we sublicense the rights licensed to us under the license agreement, we are required to pay Kyowa Hakko Kirin a specified percentage of any amounts we receive from any third party sublicensees, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

AV-299

We have entered into a license agreement related to AV-299 with Merck (formerly Schering-Plough) and under the terms of the exclusive worldwide research, development and license agreement, we are responsible for leading the clinical development of AV-299 through completion of the first phase 2 proof-of-concept trial. All expenses related to development are reimbursed by Merck in accordance with an agreed-upon budget. We record revenue and expenses on a gross basis under this arrangement. All future costs of this program are expected to be fully funded by Merck. We have completed a phase 1 clinical trial of AV-299 and initiated a Phase 2 clinical trial in the second quarter of 2010, for which we earned an $8.5 million milestone payment from Merck.

AV-203 Program

Our AV-203 program is focused on identifying inhibitors of ErbB3 and is currently in preclinical development. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program. We selected a development candidate in the first quarter of 2010 for which we earned a $5.0 million milestone payment from Biogen Idec. We expect to commence process development for manufacturing of this candidate in 2010 in preparation for preclinical and human clinical trials.

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

•

we expect our general and administrative expenses to increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums, associated with being a public company.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations for each of the three months ended June 30, 2010 and 2009, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,
	2010	2009	Increase/ (decrease)%
	(in thousands)
Revenue	$15,622	$5,096	$10,526	207%
Operating expenses:
Research and development	25,997	12,071	13,926	115%
General and administrative	3,835	2,424	1,411	58%

Total operating expenses	29,832	14,495	15,337	106%

Loss from operations	(14,210)	(9,399)	(4,811)	51%

Other expense, net	(582)	(155)	(427)	275%
Interest income	28	39	(11)	-28%
Interest expense	(725)	(720)	(5)	1%

Net loss	$(15,489)	$(10,235)	$(5,254)	51%

The following table sets forth revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
Revenue	2010	2009	Increase/ (decrease)%
	(in thousands)
Strategic Partner:

Merck	$12,121	$3,094	$9,027	292%
OSI Pharmaceuticals	3,186	1,924	1,262	66%
Biogen Idec	227	—	227	100%
Other	88	78	10	13%

	$15,622	$5,096	$10,526	207%

Revenue. Revenue for the three months ended June 30, 2010 was $15.6 million compared to $5.1 million for the three months ended June 30, 2009, an increase of approximately $10.5 million or 207%. The increase is attributable to an $8.5 million milestone payment from Merck earned in May 2010 for the enrollment of patients in our phase 2 clinical trial of AV-299; additional research and development funding from Merck related to the AV-299 program in the amount of $0.9 million; an increase in amortization of deferred revenue associated with the amended OSI Pharmaceuticals agreement in the amount of $0.8 million; an increase in research revenue earned under the OSI Pharmaceuticals agreement of $0.3 million; and an increase of $0.2 million associated with amortization of previously deferred Biogen Idec license revenue which began in the first quarter of 2010. These increases were partially offset by a decrease of $0.3 million in amortization of the deferred revenue under the Merck agreement due to a change in the estimated period of substantial involvement.

Research and development. Research and development expenses for the three months ended June 30, 2010 were $26.0 million compared to $12.1 million for the three months ended June 30, 2009, an increase of $13.9 million or 115%. The increase is primarily attributable to an increase in clinical trial costs of $12.2 million resulting primarily from an increase in costs due to acceleration of patient enrollment in the phase 3 clinical trial of tivozanib, including a $9.1 million purchase of Nexavar, the comparator drug, for the clinical trial; a $1.5 million increase in development costs related to AV-299 which are reimbursed by Merck but recorded on a gross basis; and a $0.8 million increase in salaries and benefits mainly due to an increase in personnel primarily supporting development activities for tivozanib and our antibody pipeline. These increases were partially offset by a decrease in spending for toxicology supporting tivozanib of $0.5 million.

Included in research and development expenses were stock-based compensation charges of approximately $421,000 and $319,000 for the three months ended June 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses for the three months ended June 30, 2010 were $3.8 million compared to $2.4 million for the three months ended June 30, 2009, an increase of $1.4 million or 58%. The increase is primarily the result of a $0.4 million increase in stock-based compensation expense principally related to grants of annual individual performance options and milestone-based options to our officers in February 2010; an increase in costs related to market development strategy for tivozanib of $0.4 million as the Company begins preparation for expected commercialization; an increase in legal costs of $0.1 million; an increase in recruiting costs of $0.1 million; and an increase of $0.3 million for costs related to becoming a public company, such as directors and officers liability insurance premiums, public relations, and an increase in Board of Director compensation.

Included in general and administrative expenses were stock-based compensation charges of approximately $677,000 and $249,000 for the three months ended June 30, 2010 and 2009, respectively.

Other expense, net. Other expense, net for the three months ended June 30, 2010 was $582,000 compared to $155,000 for the three months ended June 30, 2009, an increase of $427,000. The increase for the three months ended June 30, 2010 is primarily due to the loss on the loan extinguishment related to the refinancing of our outstanding debt with Hercules Technology Growth, and Comerica Bank in May of 2010 (see footnote 6 of the notes to our condensed consolidated financial statements).

Interest income. Interest income for the three months ended June 30, 2010 was $28,000 compared to $39,000 for the three months ended June 30, 2009, a decrease of $11,000 or 28%. Although the average cash balances were higher for the three months ended June 30, 2010 compared to the same period in 2009, interest rates decreased to only slightly above 0% in 2010, causing the decrease in interest income.

Interest expense. Interest expense for the three months ended June 30, 2010, and 2009, respectively, was $0.7 million. Although debt increased in 2010 due to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May of 2010, this higher amount was only outstanding for approximately one month.

Comparison of Six Months Ended June 30, 2010 and 2009

The following tables summarize the results of our operations for each of the six months ended June 30, 2010 and 2009, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,
	2010	2009	Increase/ (decrease)%
	(in thousands)
Revenue	$26,503	$8,766	$17,737	202%
Operating expenses:
Research and development	48,615	21,800	26,815	123%
General and administrative	6,588	4,995	1,593	32%

Total operating expenses	55,203	26,795	28,408	106%

Loss from operations	(28,700)	(18,029)	(10,671)	59%

Other income (expense), net	130	(217)	347	-160%
Interest income	35	67	(32)	-48%
Interest expense	(1,332)	(1,463)	131	-9%

Net loss	$(29,867)	$(19,642)	$(10,225)	52%

The following table sets forth revenues for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
Revenue	2010	2009	Increase/ (decrease)%
	(in thousands)
Strategic Partner:

Merck	$14,915	$4,975	$9,940	200%
OSI Pharmaceuticals	6,188	3,713	2,475	67%
Biogen Idec	5,303	—	5,303	100%
Other	97	78	19	24%

	$26,503	$8,766	$17,737	202%

Revenue. Revenue for the six months ended June 30, 2010 was $26.5 million compared to $8.8 million for the six months ended June 30, 2009, an increase of approximately $17.7 million or 202%. The increase is attributable to a $8.5 million milestone payment from Merck earned in May 2010 for enrollment of patients in our phase 2 clinical trial of AV-299; a $5.0 million milestone payment from Biogen Idec earned in March 2010 for selection of the development candidate for our AV-203 program; additional research and development funding from Merck related to the AV-299 program in the amount of

$2.1 million; an increase in amortization of deferred revenue associated with the amended OSI Pharmaceuticals agreement in the amount of $1.6 million; an increase in research revenue earned under the OSI Pharmaceuticals agreement of $0.9 million; and an increase of $0.3 million associated with amortization of previously deferred Biogen Idec license revenue which began in the first quarter of 2010. These increases were partially offset by a decrease of $0.6 million in amortization of the deferred revenue under the Merck agreement due to a change in the estimated period of substantial involvement.

Research and development. Research and development expenses for the six months ended June 30, 2010 were $48.6 million compared to $21.8 million for the six months ended June 30, 2009, an increase of $26.8 million or 123%. The increase is primarily attributable to an increase in clinical trial costs of $13.5 million resulting primarily from an increase in costs due to acceleration of patient enrollment in the phase 3 clinical trial of tivozanib, including a $9.1 million purchase of Nexavar, the comparator drug, for the clinical trial, partially offset by a reduction in costs of the phase 2 clinical trial of tivozanib as it winds down; a $10.0 milestone payment to Kyowa Hakko Kirin in connection with the initial dosing of patients in our phase 3 clinical trial of tivozanib; a $2.3 million increase in development costs related to AV-299 which are reimbursed by Merck but recorded on a gross basis; a $1.5 million increase in salaries and benefits mainly due to an increase in personnel primarily supporting development activities for tivozanib and our antibody pipeline; a $0.3 million increase in contract manufacturing for tivozanib to support an increasing number of clinical trials; and a $0.2 million increase in licensing costs as a result of licensing third party drug discovery technology. These increases were partially offset by a decrease in spending for toxicology supporting tivozanib of $1.0 million.

Included in research and development expenses were stock-based compensation charges of approximately $779,000 and $632,000 for the six months ended June 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses for the six months ended June 30, 2010 were $6.6 million compared to $5.0 million for the six months ended June 30, 2010, an increase of $1.6 million or 32%. The increase is primarily the result of a $0.7 million increase in stock-based compensation expense principally related to grants of annual individual performance options and milestone-based options to our officers in February 2010; an increase in costs related to market development strategy for tivozanib of $0.4 million as the Company begins preparation for expected commercialization; an increase of $0.5 million for costs related to being a public company such as directors and officers liability insurance premiums, public relations consulting services, audit services, and an increase in Board of Director compensation; an increase in legal costs of $0.1 million, and an increase in recruiting costs of $0.1 million. These increases were partially offset by a decrease in spending for salaries and benefits of $0.1 million.

Included in general and administrative expenses were stock-based compensation charges of approximately $1.1 million and $428,000 for the six months ended June 30, 2010 and 2009, respectively.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2010 was $130,000 compared to ($217,000) for the three months ended June 30, 2009, an increase of $347,000. The increase for the six months ended June 30, 2010 is largely a result of a decrease in the value of warrants to purchase preferred stock resulting from a decrease in value of the underlying stock, partially offset by the loss on the loan extinguishment related to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May 2010 (see footnote 6 of the notes to our condensed consolidated financial statements).

Interest income. Interest income for the six months ended June 30, 2010 was $35,000 compared to $67,000 for the six months ended June 30, 2009, a decrease of $32,000 or 48%. Although average cash balances were higher for the six months ended June 30, 2010 compared to the same periods in 2009, interest rates decreased to only slightly above 0% in 2010, causing the decrease in interest income.

Interest expense. Interest expense for the six months ended June 30, 2010 was $1.3 million compared to $1.5 million for the six months ended June 30, 2009, a decrease of $0.2 million or 9%. The decrease is due to a decrease in the average loan balances in 2010. Although debt increased in 2010 due to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank on May 28, 2010, this higher amount was only outstanding for approximately one month.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our initial public offering, the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of June 30, 2010, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering and $169.6 million from the sale of convertible preferred stock, including $32.9 million from the sale of 11,250,000 shares of series E convertible preferred stock in 2009. As of June 30, 2010, we had received an aggregate of $115.8 million in cash from our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, and Eli Lilly and $25.0 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates . As of June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $107.0 million. Currently, our funds are invested in money market funds, U.S. government agencies’ securities and commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2010	2009

Net cash (used in) provided by operating activities	$(28,932)	$1,467
Net cash (used in) investing activities	(71,429)	(23,162)
Net cash provided by financing activities	85,088	20,760

	$(15,273)	$(935)

For the six months ended June 30, 2010 our operating activities used cash of $28.9 million. For the six months ended June 30, 2009 our operating activities provided cash of $1.5 million. The cash used in operations for the six months ended June 30, 2010 was due primarily to our net loss adjusted for non-cash items as well as a $4.6 million increase in prepaid expenses primarily associated with an advance payment for purchase of Nexavar, the comparator drug in our phase 3 clinical trial of tivozanib. The cash provided by operating activities for the six months ended June 30, 2009 was primarily the result our net loss adjusted for non-cash items and an increase in deferred revenue of $17.3 million primarily related to the receipt of an upfront license payment and equity premiums from our agreement with Biogen Idec completed in March 2009.

For the six months ended June 30, 2010 and 2009, our investing activities used cash of $71.4 million, and $23.2 million, respectively. The cash used by investing activities for the six months ended June 30, 2010 and 2009 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $0.4 million and $0.8 million, respectively.

For the six months ended June 30, 2010 and 2009, our financing activities provided $85.1 million and $20.8 million, respectively. The cash provided by financing activities during the first six months of 2010 was due to the sale and issuance of 9,000,000 shares of common stock at a price of $9.00 per share in our initial public offering with net proceeds of $72.2 million, the exercise of the option to purchase an additional 968,539 shares by the underwriters in the initial public offering resulting in net proceeds of $8.1 million, stock option exercises of $0.5 million, and net proceeds of $7.6 million from the modification of loans payable from our loan agreement entered in to with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $3.3 million. The cash provided by financing activities during the first six months of 2009 was due to the sale of 7,500,000 shares of series E convertible preferred stock with net proceeds of $21.8 million, offset partially by the principal payments on loans payable of $1.0 million.

Credit Facilities. On May 15, 2008, we entered into a $21.0 million financing agreement with Hercules Technology Growth and Comerica Bank, referred to as the prior loan agreement. The full amount of the loan was drawn down in 2008. On May 28, 2010, we entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest of $17.4 million under the prior loan agreement. We are required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011, provided, however, that such date will be extended under certain circumstances specified in the new loan agreement. The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. The new loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due upon the maturity of the loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The entire principal balance and all accrued but unpaid interest, plus the end of term payment in the amount of approximately $1.24 million, will be due and payable on September 1, 2013, provided, however, such amounts will be due and payable on a later date under certain circumstances specified in the new loan agreement.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of June 30, 2010, the principal balance outstanding was $25.0 million.

In November 2003, we entered into a $7.5 million financing agreement with General Electric Capital Corporation for an equipment capital expenditure line, which we refer to as the equipment line, and a refinancing line of existing equipment debt, which we refer to as the refinancing line. Borrowings under the equipment line were repayable over 54 months, the first six of which were interest only at fixed interest rates ranging from 8.39% to 10.11%, with a 10% end-of-term balloon payment (guaranteed purchase option). The aggregate principal outstanding under the equipment line and the refinancing line was fully paid in June 2010. There is no remaining ability to borrow under the equipment line and refinancing line with General Electric Capital Corporation.

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

Contractual Obligations and Commitments

In March 2010, we made a $10.0 milestone payment to Kyowa Hakko Kirin in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. During the six months ended June 30, 2010, we purchased $11.6 million of Nexavar, the comparator drug, of which $9.1 million has been expensed when received during the six months ended June 30, 2010, which will be used in our phase 3 clinical trial of tivozanib. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest under our prior loan agreement with Hercules technology Growth and Comerica Bank of $17.4 million.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents and marketable securities of $107.0 million and $51.3 million, respectively, consisting of money market funds, U.S. Treasuries, U.S. government agency securities, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on these borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of June 30, 2010, we would have a decrease in future annual cash flows of approximately $245,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. We are currently conducting our phase 3 clinical trial for tivozanib as well as five phase 1 clinical trials, three of which focus on tivozanib in combination with other known anti-cancer agents.

Our near-term prospects, including our ability to finance our company and to generate strategic partnerships and revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates, with the exception of AV-299, which we have partnered with Merck (formally Schering-Plough), are in the preclinical research stage. The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•	timely enrollment in, and completion of, our phase 3 clinical trial or our other on-going or planned clinical trials;

•

our ability to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, or equivalent foreign regulatory agencies, tivozanib’s safety and efficacy through current and future clinical trials;

•	the prevalence and severity of adverse side effects;

•	timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	achieving and maintaining compliance with all regulatory requirements applicable to tivozanib;

•	the availability, relative cost and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic partners’ marketing, sales and distribution strategy and operations;

•

the ability of our third-party manufacturers to manufacture clinical trial supplies of tivozanib and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;

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

For example, in our phase 2 clinical trial, we compared tivozanib to treatment with placebo. In our phase 3 clinical trial, the primary endpoint is a comparison of progression-free survival of patients treated with tivozanib to the progression-free survival of patients treated with Nexavar. Nexavar is a VEGF receptor inhibitor which has been approved by the FDA and the European Medicines Agency, or the EMA, for the treatment of advanced RCC, as well as the treatment of hepatocellular carcinoma. Based on our discussions with the FDA and the EMA, we have set the number of patients to be enrolled in the clinical trial at a number sufficient to demonstrate that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival. Overall survival is a secondary endpoint in our phase 3 clinical trial. Based on our discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA; however, if the overall survival data are not positive, it may influence how the FDA and other regulatory authorities interpret other data from our phase 3 clinical trial. We did not gather data on overall survival in our phase 2 clinical trial of tivozanib.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct in order to gain approval to market tivozanib. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial. Based on our discussions with the FDA and the EMA, we believe we will be required to conduct only a single phase 3 clinical trial of tivozanib in advanced RCC. All of the VEGF inhibitor drugs approved by the FDA and the EMA to date in advanced RCC, including Votrient, which was approved by the FDA in October 2009, have been approved on the basis of a single phase 3 clinical trial. However, if the FDA or EMA determines that our phase 3 clinical trial results are not statistically significant and do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or if the FDA or EMA requires us to conduct additional phase 3 clinical trials of tivozanib in order to gain approval, we will incur significant additional development costs, commercialization of tivozanib would be prevented or delayed and our business would be adversely affected.

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

We have completed a phase 2 clinical trial of our lead product candidate, tivozanib, and are currently conducting a phase 3 clinical trial of tivozanib for the treatment of RCC. We are also conducting phase 1b clinical trials of tivozanib in various combinations and dosing regimens in RCC and additional solid tumor indications, including breast cancer and colorectal cancer. In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our Human Response Platform, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. Our first product candidate derived from our Human Response Platform, AV-299, has recently entered a phase 2 clinical trial for non-small cell lung cancer. The results to date from preclinical studies, our phase 1 and phase 2 clinical trials of tivozanib and our phase 1 clinical trials of AV-299 may not be predictive of results in preclinical studies and clinical trials currently in process or that we may initiate in the future. A failure of one or more preclinical or clinical trials can occur at any stage of testing. Moreover, there can be no assurance that we will demonstrate the required safety and efficacy to obtain regulatory approvals for any of our product candidates.

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

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. For example, we plan to enroll at least 500 patients in our phase 3 clinical trial of tivozanib. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials and the availability of approved effective drugs. There are a number of approved treatments for advanced RCC, including drugs that work by inhibiting the VEGF pathway. The availability of these approved treatments and the requirement in our phase 3 clinical trial that patients not have been treated with drugs that inhibit the VEGF pathway could make it more difficult to enroll patients or could delay enrollment in our phase 3 clinical trial. Moreover, we are aware of a number of ongoing clinical trials in RCC which will compete for eligible patients with our tivozanib clinical trials and may delay enrollment in our clinical trials.

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

We have incurred net losses since our inception, including net losses of $44.1 million, $32.5 million and $25.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of June 30, 2010, we had an accumulated deficit of $207.6 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including the phase 3 clinical development and planned commercialization of our lead product candidate, tivozanib.

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

Since our inception, most of our resources have been dedicated to the discovery and preclinical and clinical development of our product candidates. In particular, we are currently conducting a phase 3 clinical trial of tivozanib, which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib and other new and existing antibody product candidates. These expenditures will include costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our products. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnerships with OSI Pharmaceuticals, Merck and Biogen Idec. Under each of these strategic partnerships, our strategic partners have significant development and commercialization responsibilities with respect to anticipated therapeutics to be developed and sold. If these strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements, our future revenues could be negatively impacted and the development and commercialization of our product candidates would be interrupted. In addition, if OSI, Merck or Biogen Idec do not achieve some or any of the development, regulatory and commercial milestones or if they do not achieve certain net sales thresholds, in each case, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under these strategic partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “— If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 45.

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

At June 30, 2010, we had $107.0 million of cash, cash equivalents and marketable securities consisting of cash, money market and government obligations. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

We currently have strategic partnerships in place relating to certain of our product candidates and technologies as follows:

•

We have a collaboration agreement with Merck related to the development and commercialization of AV-299, our monoclonal antibody antagonist of hepatocyte growth factor, or HGF. Pursuant to the agreement, we have primary responsibility for certain U.S.-related development activities through completion of the first phase 2 clinical trial for AV-299 designed to demonstrate achievement of a primary efficacy endpoint in humans as established by the parties, which we refer to as a proof-of-concept trial. Merck will be responsible for clinical development of AV-299 after completion of the first proof-of-concept trial. We are currently leading the clinical development of AV-299, which includes conducting a recently initiated phase 2 clinical trial as well as multiple phase 1 clinical trials, and we are using our Human Response Platform to conduct translational research to guide the clinical development of AV-299. Merck is responsible for all costs related to the clinical development of AV-299 and clinical and commercial manufacturing, subject to an agreed-upon budget.

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

•

Our strategic partners may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or change in control, which could divert the attention of a strategic partner’s management and adversely affect a strategic partner’s ability to retain and motivate key personnel who are important to the continued development of the programs under the applicable strategic partnership with us. For example, we entered into a strategic partnership with Schering-Plough prior to its merger with Merck. We also entered into agreements with Merck prior to that merger. Although the effect of the merger on our strategic partnerships is unknown, management of the combined company could determine to reduce the efforts and resources that the combined company will apply to its strategic partnerships with us. In addition, the third-party in such a transaction with our strategic partner could determine to reprioritize the strategic partner’s development programs such that the strategic partner ceases to diligently pursue the development of our programs and/or cause the respective strategic partnership with us to terminate.

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

The process for producing AV-299 has been developed and multiple batches of drug substance have been produced to support clinical trials of AV-299 through phase 2 clinical trials. Our strategic partner Merck is responsible for the continued process development and all manufacturing of AV-299, including for clinical trial and commercial use. If our strategic partner Merck does not complete process development and manufacture of AV-299 as we expect, clinical trials and any commercial production of AV-299 could be adversely affected.

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

We cannot guarantee that our platform technologies, our products, or the use of our products, do not infringe third party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future.

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

Tivozanib and certain aspects of our platform technology are protected by patents exclusively licensed from other companies. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

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

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary Human Response Platform. This platform is useful for identifying new targets for drug discovery, confirming that newly-identified drug targets actually play a role in cancer, testing new compounds for effectiveness as drugs, and identifying traits useful for predicting which patients will respond to which drugs. We own issued U.S. patents covering our chimeric model technology and directed complementation technology. We have exclusively licensed certain patent rights covering a method of using our inducible cancer models to identify new targets for cancer drugs. However, patent protection on other aspects of our technology platform, such as our reconstituted human breast tumor model, is still pending. There is no guarantee that any of such pending patent applications, in the United States or elsewhere, will result in issued patents, and, even if patents eventually issue, there is no certainty that the claims in the eventual patents will have adequate scope to preserve our competitive position. Third parties might invent alternative technologies that would substitute for our technology platform while being outside the scope of the patents covering our platform technology. By successfully designing around our patented technology, third parties could substantially weaken our competitive position in oncology research and development.

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

To our knowledge, as of July 31, 2010, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 24% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after July 31, 2010. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants, could negatively affect our stock price.

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

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-163778 and 333-165412), that were declared effective by the SEC on March 11, 2010. As of June 30, 2010, we estimate that we have used approximately $28.1 million of the net proceeds from the initial public offering to fund the clinical development of tivozanib and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 12, 2010.

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

AVEO PHARMACEUTICALS, INC.

Date: August 6, 2010	By:	/S/ DAVID B. JOHNSTON
David B. Johnston Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	First Amendment to Amended and Restated Collaboration and License Agreement by and between the Registrant and OSI Pharmaceuticals, Inc. dated as of February 23, 2010.

10.2(1)	Loan and Security Agreement dated May 28, 2010 by and among the Company, Hercules Technology II, L.P. and Hercules Technology III, L.P.

10.3(2)	Warrant dated as of June 2, 2010 issued by the Company to Hercules Technology II, L.P.

10.4(3)	Warrant dated as of June 2, 2010 issued by the Company to Hercules Technology III, L.P.

10.5(4)	Registration Rights Agreement dated June 23, 2010 by and among the Company, Hercules Technology II, L.P. and Hercules Technology III, L.P.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
(2)	Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
(3)	Incorporated by reference from Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2010.
(4)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2010.