Form 10-Q
period 2010-09-30
AVEO PHARMACEUTICALS INC
filed 2010-11-05
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2010: 35,509,967

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$40,046	$45,290
Marketable securities	46,976	6,011
Accounts receivable	220	487
Prepaid expenses and other current assets	3,598	1,306

Total current assets	90,840	53,094
Property and equipment, net	4,488	4,197
Other assets	577	1,946
Restricted cash	607	607

Total assets	$96,512	$59,844

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,797	$7,491
Accrued expenses	9,111	7,389
Loans payable, net of discount	3,398	7,467
Deferred revenue	11,945	11,782
Deferred rent	264	176

Total current liabilities	33,515	34,305
Loans payable, net of current portion and discount	19,742	12,278
Deferred revenue, net of current portion	16,736	23,320
Deferred rent, net of current portion	621	819
Other liabilities	2,487	1,249
Warrants to purchase convertible preferred stock	—	1,459
Convertible preferred stock, $.001 par value: 0 and 80,624 shares authorized at September 30, 2010 and December 31, 2009, respectively; 0 and 75,917 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	156,705
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value: 5,000 and 0 shares authorized at September 30, 2010 and December 31, 2009, respectively; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.001 par value: 100,000 and 25,500 shares authorized at September 30, 2010 and December 31, 2009, respectively; 30,935 and 1,641 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31	2
Additional paid-in capital	249,580	7,432
Accumulated deficit	(226,200)	(177,725)

Total stockholders’ equity (deficit)	23,411	(170,291)

Total liabilities and stockholders’ equity (deficit)	$96,512	$59,844

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited )

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaboration revenue	$6,222	$5,917	$32,725	$14,683
Operating expenses:
Research and development	20,252	16,526	68,867	38,326
General and administrative	3,611	2,509	10,199	7,504

	23,863	19,035	79,066	45,830
Loss from operations	(17,641)	(13,118)	(46,341)	(31,147)
Other income and expense:
Other income (expense), net	10	(56)	140	(273)
Interest expense	(1,029)	(678)	(2,361)	(2,141)
Interest income	52	54	87	121

Other income (expense), net	(967)	(680)	(2,134)	(2,293)
Net loss before taxes	(18,608)	(13,798)	(48,475)	(33,440)
Tax benefit	—	—	—	63

Net loss	(18,608)	(13,798)	(48,475)	(33,377)

Net loss per share—basic and diluted	$(0.60)	$(8.56)	$(2.13)	$(20.87)

Weighted-average number of common shares used in net loss per share—basic and diluted	30,889	1,611	22,773	1,599

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(48,475)	$(33,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	973
Stock-based compensation	2,920	1,702
Non-cash interest expense	584	537
Loss on loan extinguishment	582	—
Loss on disposal of property and equipment	1	—
Remeasurement of warrants to purchase convertible preferred stock	(713)	273
Amortization of premium on investments	113	288
Changes in operating assets and liabilities:
Accounts receivable	267	1,540
Prepaid expenses and other current assets	(2,323)	(652)
Other noncurrent assets	1,369	61
Accounts payable	1,306	254
Accrued expenses	1,722	4,271
Deferred rent	(110)	(105)
Deferred revenue	(6,421)	23,891

Net cash used in operating activities	(48,198)	(344)
Investing activities
Purchases of property and equipment	(1,271)	(1,209)
Purchases of marketable securities	(95,370)	(35,927)
Proceeds from maturities and sales of marketable securities	54,292	25,148

Net cash used in investing activities	(42,349)	(11,988)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	80,301	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	32,862
Proceeds from exercise of stock options	725	65
Net proceeds from refinance of loans payable	7,555	—
Principal payments on loans payable	(3,278)	(1,225)

Net cash provided by financing activities	85,303	31,702

Net increase (decrease) in cash and cash equivalents	(5,244)	19,370

Cash and cash equivalents at beginning of period	45,290	20,814
Cash and cash equivalents at end of period	$40,046	$40,184

Supplemental cash flow and noncash investing and financing
Issuance of warrants in conjunction with loan	$780	$—
Cash paid for interest	$1,701	$1,619
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on discovering, developing and commercializing novel cancer therapeutics. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, is a highly potent and selective oral inhibitor of the vascular endothelial growth factor, or VEGF, receptors 1, 2 and 3. The Company also has a pipeline of monoclonal antibodies, including AV-299, a product candidate that is currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the final prospectus relating to our initial public offering filed with the Securities and Exchange Commission (SEC) on March 12, 2010.

(3) Significant Accounting Policies

Basic and Diluted Loss per Common Share

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Weighted average options outstanding	3,516	3,151	3,468	3,067
Weighted average warrants outstanding	339	194	252	194

	3,855	3,345	3,720	3,261

Stock-Based Compensation

The fair value of all awards is recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. During the three and nine months ended September 30, 2010 and 2009, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development	$503	$278	$1,283	$910
General and administrative	502	364	1,637	792

	$1,005	$642	$2,920	$1,702

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

Revenue Recognition

The Company’s revenue is generated primarily through collaborative research and development and licensing agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; premiums on the sale of equity; milestone payments; and royalties on product sales. In addition, the Company generates revenue through agreements that generally provide for fees for research and development services rendered. These service agreements also contemplate royalty payments to the Company on future sales of its collaborators’ products. To date, the Company has earned several milestone payments but has not earned royalty revenue as a result of product sales.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2010 and December 31, 2009 consist of money market funds and commercial paper.

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. government agency securities, including direct issuance bonds, and corporate bonds.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities valued with Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$33,949	$2,816	$—	$36,765
Marketable securities	—	46,976	—	46,976

	$33,949	$49,792	$—	$83,741

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$38,404	$—	$—	$38,404
Marketable securities	6,011	—	—	6,011

	$44,415	$—	$—	$44,415

The Company’s Level 2 securities in 2010 include commercial paper issuances and U.S. government agency securities and are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Marketable securities at September 30, 2010 and December 31, 2009 primarily consist of U.S. Treasuries, U.S. government agency securities and corporate debt maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have original maturities at the date of purchase in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss as a component of stockholders’ deficit until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2010 and 2009.

The fair value on the warrants to purchase preferred stock is valued based on Level 3 inputs at December 31, 2009. In connection with the initial public offering consummated by the Company in March 2010, such warrants to purchase preferred stock were converted into warrants to purchase common stock.

Available-for-sale securities at September 30, 2010 and December 31, 2009 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010:
Corporate debt securities	$32,368	$10	$(13)	$32,365
Government agency securities	14,608	3	—	14,611

	$46,976	$13	$(13)	$46,976

December 31, 2009:
U.S. treasuries	$2,003	$—	$—	$2,003
Government agency securities	4,008	—	—	4,008

	$6,011	$—	$—	$6,011

The aggregate fair value of securities in an unrealized loss position for less than 12 months at September 30, 2010 was $12.2 million, representing four securities. There were no securities that were in an unrealized loss position for greater than 12 months at September 30, 2010. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

All marketable securities at September 30, 2010 and December 31, 2009 had maturities of one year or less.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable, warrants and loans payable, approximate their fair values at September 30, 2010 and December 31, 2009.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through September 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss as of September 30, 2010 and 2009 consists entirely of unrealized gains/losses on available-for-sale securities.

	Nine months Ended September 30,
	2010	2009
	(in thousands)
Net loss	$(48,475)	$(33,377)
Unrealized gain on marketable securities	—	11

Comprehensive loss	$(48,475)	$(33,366)

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. The Company is required to adopt Update No. 2009-13 as of January 1, 2011 and is in the process of determining the impact that the adoption of Update No. 2009-13 will have on its future results of operations or financial position.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to impact the Company’s financial position or results of operations.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2010 up through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Merck (Formerly Schering-Plough Corporation)

In March 2007, the Company entered into an agreement with Schering-Plough Corporation (Schering Plough), through its subsidiary Schering Corporation, acting through its Schering-Plough Research Institute division, under which it granted Schering-Plough (now Merck & Co., Inc. (Merck)) exclusive, worldwide rights to develop and commercialize all of the Company’s monoclonal antibody antagonists of hepatocyte growth factor (HGF), including AV-299. The Company also granted Merck an exclusive, worldwide license to related biomarkers for diagnostic use. On September 28, 2010, the Company received written notice from Merck of termination of the collaboration agreement effective as of December 27, 2010, at which point the Company will be responsible for funding all future development, manufacturing and commercialization costs for the AV-299 program. The Company will no longer receive any future milestone payments from Merck. Under the agreement, the Company received an up-front payment of $7.5 million in May 2007, which is being amortized over the Company’s period of substantial involvement, initially estimated to be through completion of the first phase 2 proof-of-concept trial for AV-299 (which was expected to be the first half of 2012), but has been adjusted to reflect the termination of the agreement effective on December 27, 2010. The period of substantial involvement will now expire on December 27, 2010. As of September 30, 2010, there was $2.2 million of deferred revenue that will be recognized over this period. In addition, Schering-Plough purchased 4,000,000 shares of Series D Convertible Preferred Stock (Series D Preferred Stock), at a per share price of $2.50, resulting in gross proceeds to the Company of $10.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series D Preferred Stock were converted into one share of common stock. The amount paid for the Series D Preferred Stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. Merck funded research of $3.0 million per year for the first three years of the agreement. In June 2010, the Company earned and received an $8.5 million milestone payment in connection with the enrollment of patients in the phase 2 clinical trial being conducted by the Company. Since the $8.5 million milestone payment earned in June 2010 was considered substantive and at risk, it has been included in revenue for the nine months ended September 30, 2010.

OSI Pharmaceuticals (OSI)

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc. (OSI), which provides for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. Under the agreement, OSI paid the Company an up-front payment of $7.5 million, which was recorded in deferred revenue and is being amortized over the Company’s period of substantial involvement which is now determined to be through July 2011. OSI also paid the Company $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, made research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of Series C Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of $5.5 million. The Company determined that the price paid of $3.00 per share by OSI included a premium of $0.50 over the price per share of the Company’s Series D Preferred Stock sold in April 2007; accordingly, the Company will recognize the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series C Preferred Stock were converted into one share of common stock.

In July 2009, the Company and OSI expanded the strategic partnership and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and a Company proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives. In consideration for such additional rights, under the amended agreement, OSI paid the Company an up-front payment of $5.0 million, which was recorded in deferred revenue and will be amortized over the Company’s remaining period of substantial involvement. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of Series E Convertible Preferred Stock (Series E Preferred Stock), at a per share price of $4.00, resulting in gross proceeds to the Company of $15.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 per share paid by OSI included a premium of $1.04 per share over the fair value of the Series E Preferred Stock of $2.96 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the Probability Weighted Expected Return Method (PWERM) to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company will recognize the premium of $3,900,000 as additional license revenue on a straight-line basis over the period of substantial involvement.

Under the amended agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products. In addition, the Company is eligible to receive up to $27.0 million in milestones for certain deliverables and research milestones. OSI has the option to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform and to certain of its tumor models and tumor archives for an option fee. If OSI elects to exercise this option and the Company transfers the relevant technology to OSI, OSI will be required to pay the Company license expansion fees of $25.0 million. If OSI does not elect to exercise this option, OSI must pay a lesser amount in order to retain its rights to the bioinformatics platform and any new targets. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestone payments earned to date are for selection of targets, delivery of models or delivery of cell lines. These milestones are not considered to be at risk and substantive, therefore, the milestone payments are being deferred and, when earned, will be recognized on a straight line basis over the remaining estimated period of substantial involvement.

Biogen Idec International GmbH (Biogen Idec)

In March 2009, the Company entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., collectively referred to herein as “Biogen Idec”, regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which will be amortized over the Company’s period of substantial involvement, defined as the twenty-year patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the PWERM to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company will recognize the premium of $8,175,000 as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned the second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and has been included in revenue for the quarter ended March 31, 2010. The Company could also receive (i) an additional pre-clinical discovery and development milestone payment of $5.0 million, and (ii) if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory, an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate.

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay the Company royalties on Biogen Idec’s sales of ErbB3 antibody products in its territory, and the Company will pay Biogen Idec royalties on the Company’s sale of ErbB3 antibody products in the United States, Canada and Mexico.

Kirin Brewery Co. Ltd. (Kirin)

In December 2006, the Company entered into an exclusive license agreement with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin) to research, develop, manufacture and commercialize tivozanib (f/k/a KRN951), pharmaceutical compositions thereof and associated biomarkers in all territories in the world except for Asia. Upon entering into the license agreement, the Company made a one-time cash payment in the amount of $5.0 million. In March 2010, the Company made a $10.0 million milestone payment to Kyowa Hakko Kirin in connection with the initial dosing of patients in the Company’s phase 3 clinical trial of tivozanib. In addition, the Company may be required to make up to an aggregate of $50.0 million in additional milestone payments upon the achievement of specified regulatory milestones. The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its territory. The royalty rates under the agreement range from the low to mid teens as a percentage of the Company’s net sales of tivozanib.

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

(5) Loans Payable

On May 15, 2008, the Company entered into a $21.0 million financing agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, referred to as the prior loan agreement. The full amount of the loan was drawn down in 2008. On May 28, 2010, the Company entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million and repaid the remaining outstanding principal and interest under the prior loan agreement of $17.4 million. Under ASC 470-50, Modifications and Extinguishments (Debt), the repayment was considered an extinguishment of debt; as such, the remaining loan discount and prepaid loan fees of approximately $582,000 related to the prior loan agreement were recorded as loss on loan extinguishment. The Company is required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011, provided, however, that such date will be extended under certain circumstances specified in the new loan agreement. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The entire principal balance and all accrued but unpaid interest will be due and payable on September 1, 2013, provided, however, such amounts will be due and payable on a later date under certain circumstances specified in the new loan agreement. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. The new loan also includes an additional deferred charge of $1.24 million due upon the maturity of the new loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs related to the new loan agreement paid directly to the lenders, which have been offset against the loan proceeds as a loan discount. As part of the new loan agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. These warrants expire seven years from issuance. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and will amortize the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate including the fair value of the warrant, the loan issuance costs and the deferred charge approximates 16.1%.

The new loan agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the new loan agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the new loan agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2010, there have been no events of default under the loan. As of September 30, 2010, the principal balance outstanding was $25.0 million.

Future minimum payments under the loans payable outstanding as of September 30, 2010 are as follows:

Years Ending December 31:
2010 (3 months remaining)	$752
2011	9,451
2012	12,860
2013	10,030

33,093
Less amount representing interest	(5,606)
Less discount	(1,860)
Less deferred charges	(2,487)
Less current portion	(3,398)

Loans payable, net of current portion and discount	$19,742

(6) Stock-based Compensation

Stock Plans

A summary of the status of the Company’s stock incentive plans at September 30, 2010 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,275,906	$4.56
Granted	624,740	10.63
Exercised	(346,642)	2.09
Cancelled	(72,863)	6.64

Outstanding at September 30, 2010	3,481,141	$5.85	6.75	$18,838,528

Vested or expected to vest at September 30, 2010	3,398,606	$5.75	6.70	$18,711,989

Exercisable at September 30, 2010	2,357,499	$4.26	5.83	$16,262,551

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2010 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. As of September 30, 2010, there was $5,086,329 of total unrecognized stock-based compensation expense related to stock options granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based payments to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. Since the Company completed its initial public offering in March 2010, it did not have sufficient history as a publicly traded company to evaluate its volatility. As such, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of its volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The Company utilized a weighted average method of using its own data for the quarters that it has been public, along with data it obtained from its peer companies. Due to the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

The Company issued stock options during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,
	2010	2009
Volatility factor	66.80%	72.04%
Risk-free interest rate	1.59%	2.87%
Dividend yield	—	—
Expected term (in years)	6.25	6.25

	Nine months Ended September 30,
	2010	2009
Volatility factor	63.92%-66.80%	72.04%
Risk-free interest rate	1.59%-2.92%	1.98%-2.87%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	6.25

The following resolutions were adopted by the Board of Directors on February 2, 2010 and approved by the Company’s stockholders on February 11, 2010:

•

Approval of an amendment of Certificate of Incorporation which increased the Company’s authorized Common Stock by 1,875,000 shares related to the increase in shares reserved under the 2002 Stock Incentive Plan with a corresponding increase in the number of shares not subject to anti-dilution protection under the Preferred Stock terms.

•	Adoption of the 2010 Employee Stock Purchase Plan pursuant to which the Company may sell up to an aggregate of 250,000 shares of Common Stock.

•

Adoption of the 2010 Stock Incentive Plan, pursuant to which the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of any shares reserved for issuance under the 2002 Stock Incentive Plan that remain available for grant under the 2002 Stock Incentive Plan immediately prior to the closing of a public offering and any shares of Common Stock subject to awards under the 2002 Stock Incentive Plan which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, up to a maximum of 2,500,000 shares.

(7) Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, Income Taxes. The Company recorded a tax benefit for the three and nine months ended September 30, 2009 in the amount of $62,997 representing a current benefit for federal income taxes related to certain refundable credits. The Company has not recorded a federal or state income tax provision or benefit for the three and nine months ended September 30, 2010.

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

(8) Common Stock

Reverse Stock Split

On February 2, 2010, the Company’s Board of Directors, and on February 11, 2010, the Company’s stockholders, approved a 1-for-4 reverse stock split of the Company’s common stock. The reverse stock split was effected on February 18, 2010. All share and per share amounts in the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Initial Public Offering

In March 2010, the Company raised $81.0 million in gross proceeds from the sale of 9,000,000 shares of its common stock in an initial public offering at $9.00 per share. The net offering proceeds after deducting approximately $3.1 million in offering related expenses and underwriters’ discounts were approximately $72.2 million. In March 2010, the underwriters of the initial public offering exercised their option to purchase, and in April 2010, the Company closed the sale to such underwriters of, an additional 968,539 shares of common stock at $9.00 per share resulting in additional net proceeds to the Company of approximately $8.1 million. All outstanding shares of the Company’s convertible preferred stock were converted into 18,979,155 shares of common stock upon the completion of the initial public offering.

In connection with the initial public offering, the Company reclassified its liability related to preferred stock warrants into additional paid-in capital as a result of the conversion of warrants to purchase convertible preferred stock into warrants to purchase common stock.

(9) Subsequent Events

Private Placement

On October 28, 2010, the Company entered into a definitive agreement with respect to the private placement of 4.5 million shares of its unregistered common stock at $13.50 per share to a group of institutional and accredited investors. The Company completed the private placement on November 3, 2010, resulting in approximately $56.6 million in net proceeds to the Company. The Company has agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in the private placement.

Qualifying Therapeutic Discovery Project Grants

On October 29, 2010, the Company received notification from the Internal Revenue Service that it has been awarded three separate grants in the aggregate amount of $733,438 pursuant to the qualifying therapeutic discovery grant program established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010. The grants have been made with respect to certain of the Company’s qualifying research and development programs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report for the three and nine months ended September 30, 2010, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2009, included in our final prospectus dated March 11, 2010 filed with the Securities and Exchange Commission, or SEC. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Readers should carefully review the factors described under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in the documents filed by us with the SEC, as they may be amended from time to time, including our final prospectus filed with the SEC on March 12, 2010.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel cancer therapeutics. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, our lead product candidate, is a highly potent and selective oral inhibitor of the vascular endothelial growth factor, or VEGF, receptors 1, 2 and 3. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. We have completed a successful 272-patient phase 2 clinical trial of tivozanib in patients with advanced renal cell cancer, or RCC. In this trial, we measured, among other things, each patient’s progression-free survival, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. The overall median progression-free survival of patients in the phase 2 clinical trial was 11.8 months. In a retrospective analysis of the subset of 176 patients in our phase 2 clinical trial who had the clear cell type of RCC and who had undergone prior removal of their affected kidney, referred to as a nephrectomy, both of which are inclusion criteria for our phase 3 clinical trial of tivozanib, the median progression-free survival was 14.8 months. The incidence of side effects in the phase 2 clinical trial, such as diarrhea, fatigue, rash, mucositis, stomatitis and hand-foot syndrome, which are commonly associated with other VEGF receptor inhibitors, was notably low, with moderate to severe episodes of these side effects occurring in fewer than two percent of treated patients. In August 2010, we completed enrollment of our 517-patient phase 3 clinical trial of tivozanib in patients with advanced RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is a randomized, controlled clinical trial of tivozanib compared to Nexavar (sorafenib) in advanced clear cell RCC patients who have undergone a prior nephrectomy, and who have not received any prior VEGF-targeted therapy. Nexavar is an oral VEGF receptor inhibitor approved for the treatment of RCC. In its phase 3 clinical trial in patients with advanced clear cell RCC, 94% of whom had undergone a prior nephrectomy, Nexavar demonstrated a median progression-free survival of 5.5 months. Progression-free survival is the primary endpoint in the TIVO-1 study. The TIVO-1 study is designed so that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant.

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

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our Human Response Platform™, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. AV-299, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. Through the use of our Human Response Platform, our scientists have identified the HGF/c-Met pathway as being a significant driver of tumor growth. We have completed a phase 1 clinical trial of AV-299 and have recently initiated a phase 2 clinical trial for non-small cell lung cancer. In 2007, we entered into an agreement with Merck & Co., Inc. (formerly Schering-Plough Corporation), or Merck, under which we granted Merck exclusive worldwide rights to co-develop and commercialize AV-299 and under which Merck funded all development and manufacturing expenses, subject to an agreed-upon budget. On September 28, 2010, we received notice from Merck of termination of the collaboration agreement effective as of December 27, 2010, at which point we will be responsible for funding all future development, manufacturing and commercialization costs for the AV-299 program.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales and, through September 30, 2010, have principally funded our operations through:

•	$118.1 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to our investors, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering in March 2010; and

•	$25.0 million of loan proceeds in connection with the loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.

We have never been profitable and, as of September 30, 2010, we had an accumulated deficit of $226.2 million. We incurred net losses of approximately $18.6 million and $13.8 million during the three months ended September 30, 2010 and 2009, respectively. We incurred net losses of approximately $48.5 million and $33.4 million during the nine months ended September 30, 2010 and 2009, respectively. We expect to incur significant and increasing operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials to seek regulatory approval and eventual commercialization. We will need additional financing to support our operating activities.

Recent Financing

On October 28, 2010, we entered into a definitive agreement with respect to the private placement of 4.5 million shares of our unregistered common stock at $13.50 per share to a group of institutional and accredited investors. We completed the private placement on November 3, 2010, resulting in approximately $56.6 million in net proceeds to us. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in the private placement.

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

Strategic Partnerships

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.) or OSI. Our strategic partnership with OSI is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. We are currently working with OSI on the development of proprietary target-driven tumor models for use in target validation, drug screening and biomarker identification to support OSI’s drug discovery and development activities. The research program portion of our strategic partnership began in October 2007 and will expire at the end of June 2011 unless the agreement is terminated earlier by either party. Under the terms of our agreement, OSI may, but has no obligation to, elect to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics directed to a specified number of targets identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. Further, as part of our expanded strategic partnership, we granted OSI an option to receive non-exclusive perpetual rights to certain elements of our Human Response Platform and our bioinformatics platform, including the right to obtain certain of our tumor models and tumor archives. If OSI elects to exercise this additional option and we transfer the relevant technology to OSI, OSI will be required to pay us license expansion fees equal to, in the aggregate, $25.0 million.

In September 2007, OSI paid us an up-front payment of $7.5 million, which was recorded in deferred revenue and is being amortized over our period of substantial involvement, which is now determined to be through July 2011. OSI also paid us $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, made sponsored research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of our series C convertible preferred stock, at a per share price of $3.00, resulting in gross proceeds to us of $5.5 million. We determined that the price paid of $3.00 per share by OSI represents a premium of $0.50 over the price per share for shares of our series D convertible preferred stock sold in April 2007; accordingly, we will recognize the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series C convertible preferred stock were converted into one share of common stock.

In July 2009 under the amended agreement, OSI paid us an up-front payment of $5.0 million, which was recorded in deferred revenue and will be amortized over our remaining period of substantial involvement. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of our series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $15.0 million. We determined that the price of $4.00 per share paid by OSI represents a premium of $1.04 per share over the fair value of the series E convertible preferred stock of $2.96 as calculated by us in our retrospective stock valuation; accordingly, we will recognize the premium of $3.9 million as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

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

Under the terms of the agreement, Biogen Idec paid us an upfront cash payment of $5.0 million in March 2009, which will be amortized over our period of substantial involvement, defined as the twenty-year patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $30.0 million. We determined that the price of $4.00 paid by Biogen Idec includes a premium of $1.09 per share over the fair value of the series E convertible preferred stock of $2.91 as calculated by us in our retrospective stock valuation; accordingly, we will recognize the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

In June 2009, we received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment received in June 2009 is a near term milestone and not considered to be substantive and at risk, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and has been included in revenue for the quarter ended March 31, 2010. We could also receive (i) a $5.0 million pre-clinical discovery and development milestone payment, and (ii) if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory, an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate.

Schering-Plough (now Merck)

In March 2007, we entered into an agreement with Schering-Plough Corporation, or Schering-Plough (now Merck & Co., Inc., or Merck), through its subsidiary Schering Corporation, acting through its Schering-Plough Research Institute division, under which we granted Merck exclusive, worldwide rights to develop and commercialize all of our monoclonal antibody antagonists of hepatocyte growth factor, or HGF, including AV-299, for therapeutic and prophylactic use in humans and for veterinary use. We also granted Merck an exclusive, worldwide license to related biomarkers for diagnostic use. We also are using our Human Response Platform to conduct translational research to guide the clinical development of AV-299. Merck was responsible for all costs related to the clinical development of AV-299 and clinical and commercial manufacturing. On September 28, 2010, we received notice from Merck of termination of the collaboration agreement effective as of December 27, 2010, at which point we will be responsible for funding all future development, manufacturing and commercialization costs for the AV-299 program.

Under the agreement, Merck paid us an up-front payment of $7.5 million in May 2007, which is being amortized over our period of substantial involvement, which was initially estimated to be through completion of the first phase 2 proof-of-concept trial for AV-299 (which was expected to be the first half of 2012), but has been adjusted to reflect the termination of the agreement effective on December 27, 2010. In addition, Merck purchased 4,000,000 shares of our series D convertible preferred stock, at a per share price of $2.50, resulting in gross proceeds to us of $10.0 million. The amount paid for the series D convertible preferred stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. In connection with the initial public offering which we consummated in March 2010, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series D convertible preferred stock were converted into one share of common stock.

In June 2010, we earned and received an $8.5 million milestone payment in connection with the enrollment of patients in our phase 2 clinical trial under the agreement. Since the $8.5 million milestone payment earned in June 2010 was considered substantive and at risk, it has been included in revenue for the nine months ended September 30, 2010.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, tivozanib, and to further advance the AV-299 program and our earlier-stage research and development projects.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Tivozanib	$12,038	$9,256	$43,980	$17,315
AV-299	2,187	1,848	7,336	4,579
AV-203 program	982	442	2,102	1,294
Platform collaborations	733	783	2,339	2,139
Antibody pipeline	1,469	1,476	4,473	4,094
Other research and development	314	462	1,109	1,892
Overhead	2,529	2,259	7,528	7,013

Total research and development expenses	$20,252	$16,526	$68,867	$38,326

Tivozanib

We have completed a phase 2 clinical trial for tivozanib and in August 2010 completed enrollment of our 517-patient phase 3 clinical trial for tivozanib in advanced RCC. We are also conducting phase 1 clinical trials of tivozanib in various combinations and dosing regimens in advanced RCC and additional solid tumor indications. Future research and development costs for the tivozanib program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs, the timing of the regulatory process, and the success of the ongoing phase 3 clinical trial. Our current estimate for the cost of the phase 3 clinical trial program, including the cost of the comparator drug, Nexavar, is approximately $67.0 million. In the first quarter of 2010, we paid Kyowa Hakko Kirin a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to Kyowa Hakko Kirin upon the achievement of specified regulatory milestones. Further, we are required to pay tiered royalty payments on net sales we make of tivozanib in our territory, which range from the low to mid teens as a percentage of net sales. In the event we sublicense the rights licensed to us under the license agreement, we are required to pay Kyowa Hakko Kirin a specified percentage of any amounts we receive from any third party sublicensees, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

AV-299

We entered into a license agreement related to AV-299 with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of AV-299 in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We completed a phase 1 clinical trial of AV-299 and initiated a Phase 2 clinical trial in the second quarter of 2010, for which we earned an $8.5 million milestone payment from Merck. On September 28, 2010, we received notice from Merck of termination of the collaboration agreement effective as of December 27, 2010, at which point we will be responsible for funding all future development, manufacturing and commercialization costs for the AV-299 program. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of the AV-299 program.

AV-203 Program

Our AV-203 program is focused on identifying inhibitors of ErbB3 and is currently in preclinical development. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program. We selected a development candidate in the first quarter of 2010 for which we earned a $5.0 million milestone payment from Biogen Idec. We commenced process development for manufacturing of this candidate in September 2010 in preparation for preclinical and human clinical trials.

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

Other Research and Development

Other research and development includes expenses related to AV-412, a product candidate for which we have decided not to pursue further development, and certain funding related to our Human Response Platform, which is not specifically related to a particular product candidate or a specific strategic partnership. AV-412 was the subject of a license agreement with Mitsubishi Pharma Corporation. We terminated the license agreement with Mitsubishi Pharma effective January 26, 2010. The costs to wind down this program are expected to be minimal.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates (except for the estimates we have made for the cost of our phase 3 clinical trial of tivozanib) or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of the product candidate’s commercial potential. We plan to develop additional product candidates internally which will increase significantly our research and development expenses in future periods. We will need to raise additional capital in the future in order to complete the commercialization of tivozanib and to fund the development of the AV-299 program and our other product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our final prospectus filed with the SEC on March 12, 2010.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

The following table summarizes the results of our operations for each of the three months ended September 30, 2010 and 2009, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)%
	2010	2009
	(in thousands)
Revenue	$6,222	$5,917	$305	5%
Operating expenses:
Research and development	20,252	16,526	3,726	23%
General and administrative	3,611	2,509	1,102	44%

Total operating expenses	23,863	19,035	4,828	25%

Loss from operations	(17,641)	(13,118)	(4,523)	34%
Other income (expense), net	10	(56)	66	(118)%
Interest expense	(1,029)	(678)	(351)	52%
Interest income	52	54	(2)	(4)%

Net loss	$(18,608)	$(13,798)	$(4,810)	35%

The following table sets forth revenue for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase/ (decrease)%
Revenue	2010	2009
	(in thousands)
Strategic Partner:
Merck	$2,794	$3,011	$(217)	(7)%
OSI Pharmaceuticals	3,125	2,906	219	8%
Biogen Idec	227	—	227	100%
Other	76	—	76	100%

	$6,222	$5,917	$305	5%

Revenue. Revenue for the three months ended September 30, 2010 was $6.2 million compared to $5.9 million for the three months ended September 30, 2009, an increase of approximately $0.3 million or 5%. The increase is attributable to an increase in amortization of deferred revenue associated with the amended OSI Pharmaceuticals agreement in the amount of $0.1 million; an increase in research revenue earned under the OSI Pharmaceuticals agreement of $0.1 million; and an increase of $0.2 million associated with amortization of previously deferred Biogen Idec license revenue which began in the first quarter of 2010. These increases were partially offset by a decrease of $0.2 million in revenue earned under the Merck agreement due to the expiration of the research plan, and related funding, in March 2010.

Research and development. Research and development expenses for the three months ended September 30, 2010 were $20.3 million compared to $16.5 million for the three months ended September 30, 2009, an increase of $3.7 million or 23%. The increase is primarily attributable to an increase in clinical trial costs of $2.1 million resulting primarily from an increase in costs related to the phase 3 clinical trial of tivozanib, including a $2.5 million purchase of Nexavar, the comparator drug for the clinical trial, offset by lower costs in the phase 2 clinical trial of tivozanib as that study winds down; a $1.1 million increase in salaries and benefits mainly due to an increase in personnel primarily supporting development activities for tivozanib; a $0.7 million increase in contract manufacturing for tivozanib to support an increasing number of clinical trials; a $0.5 million increase in development costs related to AV-299, which were reimbursed by Merck but recorded on a gross basis; and a $0.2 million increase in stock based compensation. These increases were partially offset by a decrease in preclinical spending of $0.3 million primarily related to toxicology; a decrease in consulting fees of $0.3 million; and a decrease of $0.2 million in lab supplies.

Included in research and development expenses were stock-based compensation charges of approximately $503,000 and $278,000 for the three months ended September 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses for the three months ended September 30, 2010 were $3.6 million compared to $2.5 million for the three months ended September 30, 2009, an increase of $1.1 million or 44%. The increase is primarily the result of an increase in recruiting and relocation costs of $0.3 million; $0.2 million increase in salaries and benefits due to an increase in personnel; an increase in costs related to market development for tivozanib of $0.2 million; an increase of $0.2 million for costs related to becoming a public company; and a $0.1 million increase in stock-based compensation expense.

Included in general and administrative expenses were stock-based compensation charges of approximately $502,000 and $364,000 for the three months ended September 30, 2010 and 2009, respectively.

Other income (expense), net. Other income (expense), net for the three months ended September 30, 2010 was $10,000 compared to $(56,000) for the three months ended September 30, 2009, an increase of $66,000. The expense for the three months ended September 30, 2009 is largely the result of a charge for the increase in the value of warrants to purchase preferred stock resulting from an increase in value of the underlying common stock into which the preferred stock was convertible; there was no corresponding charge for the three months ended September 30, 2010 as the warrants converted to warrants to purchase common stock in connection with our initial public offering in March 2010.

Interest expense. Interest expense for the three months ended September 30, 2010 was $1.0 million compared to $0.7 million for the three months ended September 30, 2009, an increase of $0.4 million or 52%. The increase in interest expense is due to our May 2010 refinancing of our loan agreement with Hercules Technology Growth, resulting in a higher average loan balance outstanding during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest income. Interest income for the three months ended September 30, 2010 was $52,000 compared to $54,000 for the three months ended September 30, 2009, a decrease of $2,000 or 4%. Although the average cash balances were higher for the three months ended September 30, 2010 compared to the same period in 2009, interest rates decreased to only slightly above 0% in 2010, causing the decrease in interest income.

Comparison of Nine Months Ended September 30, 2010 and 2009

The following tables summarize the results of our operations for each of the nine months ended September 30, 2010 and 2009, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/ (decrease)%
	2010	2009
	(in thousands)
Revenue	$32,725	$14,683	$18,042	123%
Operating expenses:
Research and development	68,867	38,326	30,541	80%
General and administrative	10,199	7,504	2,695	36%

Total operating expenses	79,066	45,830	33,326	73%

Loss from operations	(46,341)	(31,147)	(15,194)	49%
Other income (expense), net	140	(273)	413	(151)%
Interest expense	(2,361)	(2,141)	(220)	10%
Interest income	87	121	(34)	(28)%
Tax benefit	—	63	(63)	(100)%

Net loss	$(48,475)	$(33,377)	$(15,098)	45%

The following table sets forth revenue for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase/ (decrease)%
Revenue	2010	2009
	(in thousands)
Strategic Partner:
Merck	$17,709	$7,986	$9,723	122%
OSI Pharmaceuticals	9,313	6,619	2,694	41%
Biogen Idec	5,530	—	5,530	100%
Other	173	78	95	122%

	$32,725	$14,683	$18,042	123%

Revenue. Revenue for the nine months ended September 30, 2010 was $32.7 million compared to $14.7 million for the nine months ended September 30, 2009, an increase of approximately $18.0 million or 123%. The increase is attributable to a $8.5 million milestone payment from Merck earned in May 2010 for enrollment of patients in our phase 2 clinical trial of AV-299; a $5.0 million milestone payment from Biogen Idec earned in March 2010 for selection of the development candidate for our AV-203 program; additional research and development funding from Merck related to the AV-299 program in the amount of $1.9 million; an increase in amortization of deferred revenue associated with the amended OSI Pharmaceuticals agreement in the amount of $1.7 million; an increase in research revenue earned under the OSI Pharmaceuticals agreement of $1.0 million; and an increase of $0.5 million associated with amortization of previously deferred Biogen Idec license revenue which began in the first quarter of 2010. These increases were partially offset by a decrease of $0.7 million in amortization of the deferred revenue under the Merck agreement due to the expiration of the research plan, and related funding, in March 2010.

Research and development. Research and development expenses for the nine months ended September 30, 2010 were $68.9 million compared to $38.3 million for the nine months ended September 30, 2009, an increase of $30.5 million or 80%. The increase is primarily attributable to an increase in clinical trial costs of $15.7 million resulting primarily from an increase in costs due to the phase 3 clinical trial of tivozanib, including an $11.6 million purchase of Nexavar, the comparator drug, for the clinical trial, partially offset by a reduction in costs of the phase 2 clinical trial of tivozanib as it winds down; a $10.0 million milestone payment to Kyowa Hakko Kirin in connection with the initial dosing of patients in our phase 3 clinical trial of tivozanib; a $2.8 million increase in development costs related to AV-299, which were reimbursed by Merck but recorded on a gross basis; a $2.6 million increase in salaries and benefits mainly due to an increase in personnel primarily supporting development activities for tivozanib; a $1.0 million increase in contract manufacturing for tivozanib to support an increasing number of clinical trials; and a $0.4 million increase in stock compensation expense. These increases were partially offset by a decrease of $1.3 million for preclinical studies as we wind down certain preclinical activities primarily related to toxicology; a decrease of $0.4 million for outsourcing costs due to timing of work performed on certain projects; and a decrease in scientific advisory board fees of $0.4 million.

Included in research and development expenses were stock-based compensation charges of approximately $1.3 million and $910,000 for the nine months ended September 30, 2010 and 2009, respectively.

General and administrative. General and administrative expenses for the nine months ended September 30, 2010 were $10.2 million compared to $7.5 million for the nine months ended September 30, 2010, an increase of $2.7 million or 36%. The increase is primarily the result of an increase of $0.8 million for costs related to being a public company such as directors and officers liability insurance premiums, public relations, audit services, and an increase in Board of Director compensation; a $0.8 million increase in stock-based compensation expense principally related to grants of annual individual performance options and milestone-based options to our officers in February 2010; a $0.8 million increase in costs related to market development for tivozanib; and an increase in recruiting and relocation costs of $0.3 million due to our hiring of additional personnel.

Included in general and administrative expenses were stock-based compensation charges of approximately $1.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2010 was $140,000 compared to $(273,000) for the nine months ended September 30, 2009, an increase of $413,000. The increase for the nine months ended September 30, 2010 is largely a result of a decrease in the value of warrants to purchase preferred stock resulting from a decrease in value of the underlying stock, partially offset by the loss on the loan extinguishment related to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May 2010 (see footnote 5 of the notes to our condensed consolidated financial statements).

Interest expense. Interest expense for the nine months ended September 30, 2010 was $2.4 million compared to $2.1 million for the nine months ended September 30, 2009, an increase of $0.2 million or 10%. The increase is due to the overall debt increasing in 2010 due to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank on May 28, 2010.

Interest income. Interest income for the nine months ended September 30, 2010 was $87,000 compared to $121,000 for the nine months ended September 30, 2009, a decrease of $34,000 or 28%. Although average cash balances were higher for the nine months ended September 30, 2010 compared to the same periods in 2009, interest rates decreased to only slightly above 0% in 2010, causing the decrease in interest income.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our initial public offering, the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of September 30, 2010, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering and $169.6 million from the sale of convertible preferred stock, including $32.9 million from the sale of 11,250,000 shares of series E convertible preferred stock in 2009. As of September 30, 2010, we had received an aggregate of $118.1 million in cash from our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, and Eli Lilly, and $25.0 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of September 30, 2010, we had cash, cash equivalents and marketable securities of approximately $87.0 million. Currently, our funds are invested in money market funds, U.S. government agency securities and commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(48,198)	$(344)
Net cash used in investing activities	(42,349)	(11,988)
Net cash provided by financing activities	85,303	31,702

	$(5,244)	$19,370

For the nine months ended September 30, 2010 and 2009, our operating activities used cash of $48.2 million, and $0.3 million, respectively. The cash used in operations for the nine months ended September 30, 2010 was due primarily to our net loss adjusted for non-cash items as well as a $2.3 million increase in prepaid expenses primarily associated with advance payments for our clinical trials, and a decrease in deferred revenue of $6.4 million related to the recognition of previously deferred revenue. The cash used in operating activities for the nine months ended September 30, 2009 was primarily the result our net loss adjusted for non-cash items and an increase in deferred revenue of $23.9 million related to upfront license payments, near term milestones and equity premiums from our agreements with Biogen Idec and OSI Pharmaceuticals completed in 2009 and an increase in accrued clinical expenses of $4.1 million primarily related to our phase 2 clinical trial of tivozanib and costs in preparation for our phase 3 clinical trial of tivozanib.

For the nine months ended September 30, 2010 and 2009, our investing activities used cash of $42.3 million, and $12.0 million, respectively. The cash used by investing activities for the nine months ended September 30, 2010 and 2009 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $1.3 million and $1.2 million, respectively.

For the nine months ended September 30, 2010 and 2009, our financing activities provided $85.3 million and $31.7 million, respectively. The cash provided by financing activities during the first nine months of 2010 was due to the sale and issuance of 9,000,000 shares of common stock at a price of $9.00 per share in our initial public offering with net proceeds of $72.2 million, the exercise of the option to purchase an additional 968,539 shares by the underwriters in the initial public offering resulting in net proceeds of $8.1 million, stock option exercises of $0.7 million, and net proceeds of $7.6 million from the refinancing of loans payable from our loan agreement entered in to with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $3.3 million. The cash provided by financing activities during the first nine months of 2009 was due to the sale of 11,250,000 shares of series E convertible preferred stock with net proceeds of $32.9 million, offset partially by the principal payments on loans payable of $1.2 million.

On October 28, 2010, we entered into a definitive agreement with respect to the private placement of 4.5 million shares of our unregistered common stock at $13.50 per share to a group of institutional and accredited investors. We completed the private placement on November 3, 2010, resulting in approximately $56.6 million in net proceeds to us. We have agreed to file a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issued in the private placement.

On October 29, 2010, we received notification from the Internal Revenue Service that we have been awarded three separate grants in the aggregate amount of $733,438 pursuant to the qualifying therapeutic discovery grant program established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010. The grants have been made with respect to certain of our qualifying research and development programs.

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

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of September 30, 2010, the principal balance outstanding was $25.0 million.

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

Operating Capital Requirements. Assuming we successfully complete clinical trials and obtain requisite regulatory approvals, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate that we will continue to generate significant losses for the next several years as we incur expenses to complete our clinical trial programs for tivozanib, build commercial capabilities, develop our antibody pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents, including the proceeds received from our sale of common stock in November 2010, marketable securities, and committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, along with payments we believe that we will receive under new strategic partnerships we assume we will enter into under our current projected operating plan, will allow us to fund our operating plan through at least the first half of 2012.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations and Commitments

In March 2010, we made a $10.0 million milestone payment to Kyowa Hakko Kirin in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. During the nine months ended September 30, 2010, we purchased $11.6 million of Nexavar, the comparator drug, which will be used in our phase 3 clinical trial of tivozanib. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest under our prior loan agreement with Hercules Technology Growth and Comerica Bank of $17.4 million.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our final prospectus filed with the SEC on March 12, 2010.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents and marketable securities of $87.0 million and $51.3 million, respectively, consisting of money market funds, U.S. treasuries, U.S. government agency securities, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of September 30, 2010, we would have a decrease in future annual cash flows of approximately $235,000 over the next twelve month period.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

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

Our near-term prospects, including our ability to finance our company and to generate strategic partnerships and revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates, with the exception of AV-299, are in the preclinical research stage. The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•	completion of our phase 3 clinical trial and timely enrollment in, and completion of, our other on-going or planned clinical trials;

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

For example, in our phase 2 clinical trial, we compared tivozanib to treatment with placebo. In our phase 3 clinical trial, the primary endpoint is a comparison of progression-free survival of patients treated with tivozanib to the progression-free survival of patients treated with Nexavar. Nexavar is a VEGF receptor inhibitor which has been approved by the FDA and the European Medicines Agency, or the EMA, for the treatment of advanced RCC, as well as the treatment of hepatocellular carcinoma. Based on our discussions with the FDA and the EMA, we set the number of patients to be enrolled in the clinical trial at a number we expect will be sufficient to demonstrate that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival. Overall survival is a secondary endpoint in our phase 3 clinical trial. Based on our discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA; however, if the overall survival data are not positive, it may influence how the FDA and other regulatory authorities interpret other data from our phase 3 clinical trial. We did not gather data on overall survival in our phase 2 clinical trial of tivozanib.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market tivozanib. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial. Based on our discussions with the FDA and the EMA, we believe we will be required to conduct only a single phase 3 clinical trial of tivozanib in advanced RCC. All of the VEGF inhibitor drugs approved by the FDA and the EMA to date in advanced RCC, including Votrient, which was approved by the FDA in October 2009, have been approved on the basis of a single phase 3 clinical trial. However, if the FDA or EMA determines that our phase 3 clinical trial results are not statistically significant and do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or if the FDA or EMA requires us to conduct additional phase 3 clinical trials of tivozanib in order to gain approval, we will incur significant additional development costs, commercialization of tivozanib would be prevented or delayed and our business would be adversely affected.

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

We have completed a phase 2 clinical trial of our lead product candidate, tivozanib, and are currently conducting a phase 3 clinical trial of tivozanib for the treatment of RCC. We are also conducting phase 1b clinical trials of tivozanib in various combinations and dosing regimens in RCC and additional solid tumor indications, including breast cancer and colorectal cancer. In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our Human Response Platform, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. Our first product candidate derived from our Human Response Platform, AV-299, has entered a phase 2 clinical trial for non-small cell lung cancer. The results to date from preclinical studies, our phase 1 and phase 2 clinical trials of tivozanib and our phase 1 clinical trials of AV-299 may not be predictive of results in preclinical studies and clinical trials currently in process or that we may initiate in the future. A failure of one or more preclinical or clinical trials can occur at any stage of testing. Moreover, there can be no assurance that we will demonstrate the required safety and efficacy to obtain regulatory approvals for any of our product candidates.

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

We, the FDA, other applicable regulatory authorities or institutional review boards may suspend or terminate clinical trials of a product candidate at any time if we or they believe the patients participating in such clinical trials are being exposed to unacceptable health risks or for other reasons.

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

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing FDA requirements and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

We intend to market our products, if approved, in international markets, which will require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product is also subject to approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We and our future strategic partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Risks Related to Our Financial Position and Capital Requirements

We have incurred net operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or sustain profitability, which would depress the market price of our common stock.

We have incurred net losses since our inception, including net losses of $44.1 million, $32.5 million and $25.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of September 30, 2010, we had an accumulated deficit of $226.2 million. We do not know whether or when we will become profitable. To date, we have not commercialized any products or generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that our operating losses will substantially increase over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including the phase 3 clinical development and planned commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, AV-299, to which we recently regained rights from Merck.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting a phase 3 clinical trial of tivozanib and a phase 2 clinical trial of AV-299, which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib, AV-299 and other new and existing antibody product candidates. These expenditures will include costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash and cash equivalents, including the proceeds received from our sale of common stock in November 2010, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, along with payments we believe that we will receive under new strategic partnerships we assume we will enter into under our current projected operating plan, will allow us to fund our operating plan through at least the first half of 2012. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

A substantial portion of our future revenues may be dependent upon our agreements with OSI Pharmaceuticals and Biogen Idec.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our products. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnerships with OSI Pharmaceuticals and Biogen Idec. Under each of these strategic partnerships, our strategic partners have significant development and commercialization responsibilities with respect to anticipated therapeutics to be developed and sold. If these strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements, our future revenues could be negatively impacted and the development and commercialization of our product candidates would be interrupted. In addition, if OSI or Biogen Idec do not achieve some or any of the development, regulatory and commercial milestones or if they do not achieve certain net sales thresholds, in each case, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under these strategic partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “— If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 30.

Fluctuations in our quarterly operating losses could adversely affect the price of our common stock.

Our quarterly operating losses may fluctuate significantly. Some of the factors that may cause our operating losses to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs;

•	any intellectual property infringement lawsuit in which we may become involved;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating losses may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the current adverse economic conditions and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At September 30, 2010, we had $87.0 million of cash, cash equivalents and marketable securities consisting of cash, money market and government obligations. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Tuan Ha-Ngoc, our Chief Executive Officer, Elan Ezickson, our Chief Business Officer, David Johnston, our Chief Financial Officer, William Slichenmyer, our Chief Medical Officer, Michael Bailey, our Chief Commercial Officer, and Jeno Gyuris, our Senior Vice President, Head of Research, as well as other senior scientists on our management team. Although none of these individuals has informed us to date that he intends to retire or resign in the near future, the loss of services of any of these individuals or one or more of our other members of senior management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Although we have entered into an employment agreement and a severance and change in control agreement with Tuan Ha-Ngoc, and severance and change in control agreements with each of Elan Ezickson, David Johnston, William Slichenmyer, Michael Bailey and Jeno Gyuris, these agreements do not provide for a fixed term of service.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize our product candidates; and

•	a decline in our stock price.

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

Where appropriate, we may elect in the future to utilize strategic partners or contract sales forces to assist in the commercialization of tivozanib, AV-299 and future products, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

Even if tivozanib, AV-299 or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, health care payors, patients and the medical community. Market acceptance of any products for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate, as demonstrated in clinical trials;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•

with respect to tivozanib, the results obtained in our phase 3 clinical trial for the treatment of advanced clear cell RCC and the extent to which the results demonstrate that treatment with tivozanib represents a clinically meaningful improvement in care as compared to other available VEGF inhibitors;

•	the potential and perceived advantages over alternative treatments, including, with respect to tivozanib, advantages over Avastin, Nexavar, Sutent or Votrient;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the continued projected growth of oncology drug markets;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

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

Foreign governments may impose price controls, which may adversely affect our future profitability.

We intend to seek approval to market our future products in both the United States and in foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions, we will be subject to rules and regulations in those jurisdictions relating to our product. In some foreign countries, particularly in countries in the European Union, the pricing of prescription pharmaceuticals and biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

Further federal and state proposals and health care reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the PPACA, by Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

•

Our strategic partners may, under specified circumstances, terminate their strategic partnership with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in the scientific and financial communities. For example, Merck recently terminated its collaboration agreement with us related to AV-299 effective December 27, 2010, at which point we will assume responsibility for research and clinical development manufacturing and future commercialization of AV-299. OSI can terminate its agreement with us, with respect to any or all collaboration targets and all associated products, upon written notice to us and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. Biogen Idec may terminate its agreement with us for convenience with respect to any product(s), by providing us with three months’ prior written notice, or due to a material breach of the agreement by us that is not cured within a short time period or if all of our assets are acquired by, or we merge with, another entity, and the other entity is independently developing or commercializing a product containing an ErbB3 antibody and fails to divest the ErbB3 product within a specified time period.

•

Our strategic partners may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of a substantial amount of its assets, sale of a substantial amount of its stock or change in control, which could divert the attention of a strategic partner’s management and adversely affect a strategic partner’s ability to retain and motivate key personnel who are important to the continued development of the programs under the applicable strategic partnership with us. For example, we entered into a strategic partnership with OSI Pharmaceuticals prior to it being acquired by Astellas Pharma, Inc. or Astellas. Although the effect of the acquisition of OSI on our strategic partnership is unknown, Astellas’ management could determine to reduce the efforts and resources that it will apply to its strategic partnership with us. In addition, the third-party in such a transaction with our strategic partner could determine to reprioritize the strategic partner’s development programs such that the strategic partner ceases to diligently pursue the development of our programs and/or cause the respective strategic partnership with us to terminate.

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

•

If OSI Pharmaceuticals breaches or terminates its arrangement with us, or if Biogen Idec does not elect to exercise its option to participate in development of our ErbB3 antibody candidate, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

•	Our strategic partners may not have sufficient resources necessary to carry the product candidate through clinical development or may not obtain the necessary regulatory approvals.

If one or more of our strategic partners fails to develop or effectively commercialize product candidates for any of the foregoing reasons, we may not be able to replace the strategic partner with another partner to develop and commercialize a product candidate under the terms of the strategic partnership. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

Multiple batches of drug substance were produced to support clinical trials of AV-299 through at least phase 2 clinical trials. As of December 27, 2010, the effective date of the termination of our collaboration with Merck, we will be responsible for manufacturing future batches of AV-299 for additional clinical trials or for commercial use. If we are unsuccessful in engaging a third party to manufacture AV-299 on terms acceptable to us, future clinical trials and any commercial production of AV-299 could be adversely affected.

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

The third parties on whom we rely generally may terminate their engagements with us at any time. If we are required to enter into alternative arrangements because of any such termination the introduction of our product candidates to market could be delayed.

If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical trial protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates and our reputation could be harmed.

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining adequate patent protection for one or more of our product candidates.

We cannot be certain that patents will be issued or granted with respect to applications that are currently pending, or that issued or granted patents will not later be found to be invalid and/or unenforceable. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. The scope of patent protection that the U.S. Patent and Trademark Office will grant with respect to the antibodies in our antibody product pipeline is uncertain. It is possible that the U.S. Patent and Trademark Office will not allow broad antibody claims that cover closely related antibodies as well as the specific antibody. Upon receipt of FDA approval, competitors would be free to market antibodies almost identical to ours, thereby decreasing our market share.

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

It is also possible that we failed to identify relevant third party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products.

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

If third parties successfully assert intellectual property rights against us, we might be barred from using aspects of our technology platform, or barred from developing and commercializing related products. Prohibitions against using specified technologies, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner in order to continue our research and development programs or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize specified products, or both.

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

In addition to patents, we rely on trade secrets, technical know-how, and proprietary information concerning our business strategy in order to protect our competitive position in the field of oncology. In the course of our research, development and business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to vendors of laboratory or clinical development services or potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement upon joining our company. We take steps to protect our proprietary information, and we seek to carefully draft our confidentiality agreements to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharma patents is costly, time-consuming and inherently uncertain. In addition, Congress may pass patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

To our knowledge, as of September 30, 2010, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 29% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2010. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants, could negatively affect our stock price.

A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options and warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The number of shares of our common stock outstanding has increased substantially as a result of our private placement, and certain purchasers beneficially own significant blocks of our common stock. Upon registration under the Securities Act of 1933, as amended, or the Securities Act, these shares will be generally available for resale in the public market.

Upon the closing of the private placement on November 3, 2010, we issued to certain accredited investors a total of 4.5 million shares of our common stock, representing 12.7% of our total common stock then outstanding. The issuance of these shares resulted in substantial dilution to stockholders who held our common stock prior to the private placement. The stockholders participating in the financing, if acting together, may have significant influence over the outcome of any stockholder vote, including the election of directors and other significant business matters that require stockholder approval. Such other significant business matters could include, for example, the approval of mergers or other business combination transactions.

Under the registration rights agreement for the private placement, we have agreed to file the registration statement of which this prospectus is a part with the SEC covering the resale of the 4.5 million shares of common stock issued in the private placement. Upon such registration of the shares issued in the private placement, these shares will become generally available for immediate resale in the public market. The market price of our common stock could fall due to an increase in the number of shares available for sale in the public market.

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

We have limited experience complying with public company obligations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the federal securities laws, as well as other rules of the SEC and NASDAQ, will result in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance costs.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (a) assess and document the adequacy of internal control over financial reporting, (b) take steps to improve control processes where appropriate, (c) validate through testing that controls are functioning as documented, and (d) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not expect to pay any cash dividends for the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of one of our debt financing arrangements, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Our management has broad discretion over the use of the cash available for our operations and working capital requirements and might not spend available cash in ways that increase the value of your investment.

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund the phase 3 clinical trial of tivozanib, our lead product candidate, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-163778 and 333-165412), that were declared effective by the SEC on March 11, 2010. As of September 30, 2010, we estimate that we have used approximately $40.1 million of the net proceeds from the initial public offering to fund the clinical development of tivozanib and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC on March 12, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	(REMOVED AND RESERVED).

Item 5.	OTHER INFORMATION.

On November 4, 2010, we entered into a consultant agreement effective as of January 1, 2010 with Ron DePinho, a member of our Board of Directors, pursuant to which he provides scientific and business advice as well as attends meetings of our scientific advisory board. Under the terms of the consulting agreement, Dr. DePinho receives an annual retainer of $100,000 payable in equal quarterly installments for his services. The consulting agreement may be terminated by either party upon 30 days written notice.

Item 6.	Exhibis.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 5, 2010	By:	/S/ DAVID B. JOHNSTON
David B. Johnston Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Severance Agreement, dated September 13, 2010, by and between the Company and Michael Bailey.

10.2	Consulting Agreement, executed November 4, 2010 and effective as of January 1, 2010, by and between the Company and Ron DePinho.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.