Form 10-K/A
period 2010-12-31
AVEO PHARMACEUTICALS INC
filed 2011-04-01
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2011: 35,857,858

AVEO PHARMACEUTICALS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends AVEO Pharmaceuticals, Inc.’s (“AVEO”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “Original Filing”). We are filing this Amendment No. 1 for the purpose of (i) providing the information required in Part III of Form 10-K, (ii) revising the cover page to correct the reported number of shares outstanding of our common stock as of February 28, 2011 and (iii) revising Item 5 to correct the number of holders of record of our common stock as of February 28, 2011. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

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

HOLDERS

At February 28, 2011, there were approximately 133 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

	3/12/10	3/31/10	6/30/10	9/30/10	12/31/10
AVEO Pharmaceuticals	$100.00	$100.00	$78.56	$123.78	$162.44
NASDAQ Composite Index	$100.00	$102.23	$89.45	$100.45	$112.50
NASDAQ Biotechnology Index	$100.00	$100.23	$85.39	$95.57	$103.56

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

A list of our executive officers and their biographical information appears in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 11, 2011, under the heading “Business – Executive Officers.”

Information about our Board of Directors and Nominees

Below are the names and ages of each of our directors and nominees for election at our 2011 annual meeting of stockholders, a discussion of their qualifications to serve on our board and their principal occupations and business experience for at least the past five years. There are no family relationships between or among any of our officers or directors.

Name	Age	Position
Kenneth M. Bate(1)(2)	60	Director
Douglas G. Cole, M.D.(1)(4)	50	Director
Ronald A. DePinho, M.D.	56	Director
Anthony B. Evnin, Ph.D.(1)(3)	70	Director (Chairman of the Board)
Nicholas G. Galakatos(2)	53	Director
Tuan Ha-Ngoc	59	President, Chief Executive Officer and Director
Russell Hirsch, M.D., Ph.D.(2)(4)	48	Director
Raju Kucherlapati, Ph.D.(3)	68	Director
Kenneth E. Weg	72	Director
Robert C. Young, M.D.(3)	71	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Not standing for re-election at our 2011 annual meeting of stockholders.

Nominees for 2011 Annual Meeting

Kenneth M. Bate, age 60, has served as a director since December 2007. He is currently the President and Chief Executive Officer of Archemix Corp., a position he has held since April 2009. From 2006 to April 2009, he served in various positions at NitroMed, Inc., most recently as President and Chief Executive Officer. From 2002 to 2005, Mr. Bate served as Head of Commercial Operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc. Prior to joining Millennium Pharmaceuticals, Inc. Mr. Bate co-founded JSB Partners, LLC, a banking and advisory services firm for biopharmaceutical and life sciences companies. From 1990 to 1996, he was with Biogen (now Biogen Idec, Inc.) first as their Chief Financial Officer and then as head of the commercial organization responsible for launching its multiple sclerosis business. Mr. Bate currently serves as Chairman of the Board of Cubist Pharmaceuticals, Inc., and on the boards of BioMarin Pharmaceutical, Inc., Archemix Corp. and TransMedics, Inc. During the last five years, Mr. Bate has served as a director of NitroMed, Inc. and Coley Pharmaceutical Group, Inc. He holds a B.A. in Chemistry from Williams College and an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Bate’s qualifications to serve on our board of directors include his operating, finance, commercial, transactional and senior management experience in the industry, such as his experience as Chief Executive Officer of Archemix Corp. and NitroMed, Inc., and Head of Commercial Operations and Chief Financial Officer at Millennium Pharmaceuticals, Inc., as well as his experience serving on the board of directors of other public companies in the life sciences industry, such as Cubist Pharmaceuticals, Inc. and BioMarin Pharmaceutical, Inc.

Ronald A. DePinho, M.D., age 56, is one of our co-founders and has served as a director since October 2001. Dr. DePinho has served as Professor of Medicine and Genetics at the Harvard Medical School since 1998. He is founder and director of the Belfer Institute for Applied Cancer Science and has been a member of the Departments of Medical Oncology, Medicine and Genetics at the Dana Farber Cancer Institute and Harvard Medical School since 1998. He currently serves on the board of directors at Karyopharm Therapeutics, Inc. Dr. DePinho is a leading cancer researcher, recipient of numerous awards, and currently serves on a number of advisory boards for the public and private sectors. During the last five years, Dr. DePinho has served as Chair of the NIH Human Cancer Genome (TCGA) External Advisory Board and NCI Mouse Models of Human Cancer Consortium. He is a member of the Institute of Medicine of the National Academies and Fellow of the American Academy of Arts and Sciences. He holds a B.S. in Biology from Fordham University and an M.D. with distinction in Microbiology and Immunology from the Albert Einstein College of Medicine. We believe Dr. DePinho is qualified to sit on our board of directors given his role as a scientific founder of our company’s tumor maintenance, gene discovery and Human Response Platform™. His qualifications also include his leadership in the field of cancer modeling and cancer genetics, his extensive experience in the research, development and treatment of oncological diseases, which are the focus of our research and development programs, as well as his practical experience as a physician.

Anthony B. Evnin, Ph.D., age 70, has served as a director since March 2002 and is Chairman of our Board. He has been a Partner at Venrock, where he focuses largely on life sciences investments and, in particular, biotechnology investments, since 1975. Dr. Evnin currently serves on the boards of Icagen, Inc., Infinity Pharmaceuticals, Inc., Pharmos Corporation and several private companies, including Acceleron Pharma Inc., Boston-Power, Inc., Altea Therapeutics Corporation, Celladon Corporation, Constellation Pharmaceuticals, Inc., and Metabolex, Inc. During the last five years, Dr. Evnin served as a director of Memory Pharmaceuticals Corp., Sunesis, Inc., Renovis, Inc., Vela Pharmaceuticals, Inc., Kenet, Inc., Syntonix Pharmaceuticals, Inc. and Coley Pharmaceuticals Group, Inc. His previous experience was as a manager of business development at Story Chemical Corporation and a research scientist at Union Carbide Corporation. Dr. Evnin is a Trustee of Rockefeller University and of the Jackson Laboratory, Trustee Emeritus of Princeton University and a Member of the Board of Overseers of the Memorial Sloan-Kettering Cancer Center. Dr. Evnin holds a Ph.D. in Chemistry from the Massachusetts Institute of Technology and an A.B. from Princeton University. We believe Dr. Evnin’s qualifications to sit on our board of directors include his substantial experience as an investor in, and director of, early stage biopharmaceutical companies, including Icagen, Inc. and Infinity Pharmaceuticals, Inc., as well as his expertise in corporate strategy at a publicly traded biopharmaceutical company.

Nicholas G. Galakatos, Ph.D., age 53, has served as a director since March 2002. He is a co-founder and Managing Director of Clarus Ventures, a global venture capital firm focused in the life sciences, since Clarus’ inception in 2005. He is also a General Partner of the MPM BioVentures II and MPM BioVentures III funds since 2000. From 1997 to 2000 Dr. Galakatos served as Vice President, New Business at Millennium Pharmaceuticals, Inc. He is a founder of TransForm Pharmaceuticals and Millennium Predictive Medicine. He serves on the boards of a number of private companies, including Aerovance Inc., Link Medicine Corporation, Nanostring Technologies, Inc., Ophthotech, Inc., Portola Pharmaceuticals, Inc. and Taligen Therapeutics, Inc. During the last five years, Dr. Galakatos has served as a member of the board of directors of Cornerstone Therapeutics, Inc. (formerly Critical Therapeutics, Inc.) and Affymax, Inc. where he was the Lead Director. He holds a B.A. in chemistry from Reed College and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology. We believe Dr. Galakatos’ qualifications to sit on our board of directors include his substantial experience as an investor in, and director of, early stage biopharmaceutical companies such as TransForm Pharmaceuticals and Affymax, Inc., as well as his expertise in corporate strategy in a public biopharmaceutical company, particularly as Vice President, New Business at Millennium Pharmaceuticals.

Tuan Ha-Ngoc, age 59, has served as President and Chief Executive Officer of our company and as a member of our board of directors since June 2002. From 1999 to 2002, he was co-founder, President and Chief Executive Officer of deNovis, Inc., an enterprise-scale software development company for the automation of healthcare administrative functions. From 1998 to 1999, Mr. Ha-Ngoc was Corporate Vice President of Strategic

Development for Wyeth, following Wyeth’s acquisition of Genetics Institute, where Mr. Ha- Ngoc served as Executive Vice President with responsibility for corporate development, commercial operations and European and Japanese operations. Mr. Ha-Ngoc serves on the board of directors of Human Genome Sciences, Inc. as well as on the boards of a number of academic and nonprofit organizations, including the Harvard School of Dental Medicine, the Tufts School of Medicine, the MIT Koch Institute of Integrative Cancer Research, the Boston Philharmonic Orchestra, and the International Institute of Boston. Mr. Ha-Ngoc served on the board of directors of ArQule, Inc., from 2002 until 2006. He holds an M.B.A. from INSEAD and an M.A. in pharmacy from the University of Paris, France. We believe that Mr. Ha-Ngoc’s qualifications to serve on our board of directors include his position as our chief executive officer and his significant experience in the cancer research field and corporate strategy development, including his executive leadership roles at global pharmaceutical companies, and his experiences in commercializing potential drug candidates, including his commercialization experience in North America, Europe and Japan.

Raju Kucherlapati, Ph.D., age 68, served as a director since October 2001. He has been a professor of Medicine at Harvard Medical School since 2001 and served as Scientific Director of the Harvard Medical School-Partners HealthCare Center for Genetics and Genomics from 2001 to 2008. Dr. Kucherlapati was a founder of Cell Genesys, Inc., Abgenix, Inc. and Millennium Pharmaceuticals, Inc. and currently serves on the board of Enlight Biosciences LLC, Metamark Genetics, Inc. and Kew Group LLC. During the last five years Dr. Kucherlapati has served as a member of the board of directors at Millennium Pharmaceuticals and Abgenix, Inc. Dr. Kucherlapati holds a B.S. in Biology from P.R. College, Kakinada, India, a M.S. in Biology from Andhra University, Waltair, India and a Ph.D. from the University of Illinois at Urbana. We believe Dr. Kucherlapati is qualified to sit on our board of directors given his role as a scientific founder of our company’s human response platform. In addition, we believe Dr. Kucherlapati’s qualifications to sit on our board of directors include his substantial experience in the development and growth of early stage biopharmaceutical companies such as Cell Genesys, Inc., Abgenix, Inc. and at large global pharmaceutical companies such as Millennium Pharmaceuticals, Inc. and his service as a member of the board of directors at publicly traded life sciences companies such as Millennium Pharmaceuticals, Inc. and Abgenix, Inc.

Kenneth E. Weg, age 72, is one of our co-founders and has served as a director since January 2002. He has over 33 years of experience in the pharmaceutical industry with Bristol-Myers Squibb Company and Merck & Co., Inc. From 1993 to 1998 he was President, Worldwide Medicines Group of Bristol-Myers Squibb Company, responsible for all ethical pharmaceuticals and over-the-counter medicines on a global basis. Mr. Weg also served as Vice-Chairman of the Board. He retired from Bristol-Myers Squibb Company in February 2001. Mr. Weg also served as non-Executive Chairman of Millennium Pharmaceuticals, Inc. until that company was acquired by Takeda, Inc. in 2007. During the last five years Mr. Weg has served as a member of the board of directors at Millennium Pharmaceuticals, Inc. Mr. Weg was also a founder and the Chairman of Clearview Projects, Inc. from 2002 to 2010. He is also a founder and chairman of Metamark Genetics, Inc, a molecular diagnostics company focused on oncology. Currently, Mr. Weg serves on the board at Fox Chase Cancer Center. He holds a B.A. in English Literature from Dartmouth College and an M.B.A. from Columbia University. We believe Mr. Weg’s qualifications to sit on our board of directors include his extensive leadership experience in the global pharmaceutical industry, including his extensive executive leadership at Bristol-Myers Squibb Company and his service as a member of the board of directors of Millennium Pharmaceuticals, Inc.

Robert C. Young, M.D., age 71, has served as a director since July 2009. Dr. Young is president of RCY Medicine, a consulting service focused on cancer center productivity, health care quality and health policy, which he founded in July 2009. From 2007 to 2009 he served as Chancellor of Fox Chase Cancer Center in Philadelphia and as President and Chief Executive Officer from 1989 to 2007. Dr. Young is a past-President of the American Society of Clinical Oncology (ASCO), the American Cancer Society and the International Gynecologic Cancer Society and past Chairman of the Board of Scientific Advisors of the National Cancer Institute and is past Chairman of the Comprehensive Cancer Network. Dr. Young serves as Chairman of the editorial board of Oncology Times. He also serves on the boards of directors of West Pharmaceutical Services, Inc. and Human Genome Sciences, Inc. During the last five years Dr. Young has served as a member of the scientific advisory boards of the Dana Farber Cancer Center, the Huntsman Cancer Center and the Ohio State Cancer Center. He holds a B.Sc. in zoology from Ohio State University and an M.D. from Cornell University Medical College and is Board certified in Internal Medicine, Hematology and Medical Oncology. We believe that Dr. Young’s qualifications to serve on our Board of Directors include his substantial experience in cancer research as head of the Fox Chase Cancer Center and as Chairman of the Board of Scientific Advisors of the National Cancer Institute as well as his prior role with the National Cancer Policy Board at the Institute of Medicine, his service as a member of the board of directors at publicly traded life sciences companies West Pharmaceutical Services, Inc. and Human Genome Sciences, Inc., as well as his accomplished background as a board-certified physician.

Directors Not Standing for Re-Election

Douglas G. Cole, M.D., age 50, has served as a director since February 2006. Dr. Cole has been a general partner of Flagship Ventures, where he has focused on life science investments, since 2004. He currently serves on the board of directors of several private companies, including Ensemble Therapeutics, Tetraphase Pharmaceuticals, Inc., Concert Pharmaceuticals, Inc., Quanterix Corporation, Agios Pharmaceuticals, Inc., Selecta Biosciences, Inc., Avedro, Inc., Resolvyx Pharmaceuticals, Inc., Receptos, Inc., and Seventh Sense Biosystems, Inc. In the past five years Dr. Cole has served on the boards of Zalicus, Inc. (formerly CombinatoRx), CGI Pharmaceuticals and Morphotek Inc. Dr. Cole holds a B.A. (magna cum laude) in English from Dartmouth College and an M.D. from the University of Pennsylvania School of Medicine. We believe Dr. Cole’s qualifications to sit on our board of directors include his substantial experience as an investor in early stage biopharmaceutical and life sciences companies, as well as his experience of serving on the board of directors for several biopharmaceutical companies, including Ensemble Discovery Corporation, Tetraphase Pharmaceuticals, Inc., Concert Pharmaceuticals, Inc., Quanterix Corporation, Agios Pharmaceuticals, Inc., Selecta Biosciences, Inc., Avedro, Inc., Resolvyx Pharmaceuticals, Inc., Receptos, Inc., and Seventh Sense Biosystems, Inc.

Russell Hirsch, M.D., Ph.D., age 48, has served as a director since March 2002. He has been a Managing Director of Prospect Venture Partners since February 2001 and co-founded Prospect Venture Partners II, L.P., Prospect Venture Partners III, L.P. and Prospect Venture Partners IV, L.P. as dedicated life science funds. Dr. Hirsch serves on the board of Hansen Medical, Inc. and serves or has served on the boards of a number of private companies, including Portola Pharmaceuticals, Inc., Visiogen, Inc., DFine, Inc., Baxano, Inc., SentreHEART, Inc., Nine Point Medical, Inc., Allux Medical, Inc., Cabochon Aesthetics, Inc., and Opus Medical, Inc. Dr. Hirsch holds an M.D. and Ph.D. in Biochemistry from the University of California, San Francisco and a B.A. in Chemistry from the University of Chicago. We believe Dr. Hirsch’s qualifications to sit on our board of directors include his medical background, his substantial experience in the development and direction of early stage biopharmaceutical companies, as well as his service on the board of directors at Hansen Medical, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors, executive officers and the holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our records and written representations by the persons required to file these reports, we believe that, during the year ended December 31, 2010, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them, except that (i) on March 12, 2010, Nicholas Galakatos and MPM Bioventures II QP LP each filed a Form 3 one day late, (ii) on June 25, 2010, Kenneth Bate, Douglas Cole, Ronald DePinho, Anthony Evnin, Nicholas Galakatos, Russell Hirsch, Raju Kucherlapati, Kenneth Weg and Robert Young each filed a Form 4 late reporting the grant on June 17, 2010 by us to each such director of an option to purchase shares of our common stock, and (iii) on February 15, 2011, Kenneth Bate filed a Form 3/A to report shares of common stock directly held that he inadvertently omitted from his original Form 3, timely filed on March 11, 2010.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our officers, directors and employees, as well as charters for our audit committee, our compensation committee and our nominating and governance committee, and corporate governance guidelines. We have posted copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines on the Corporation Governance page of the Investors section of our website, www.aveopharma.com, which you can access free of charge. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics required to be disclosed by law or NASDAQ Global Market listing standards.

Audit Committee

Our board of directors has established a standing audit committee. The members of our audit committee are Kenneth Bate, Douglas Cole and Anthony Evnin. Our board has determined that all of the members of the audit committee are independent as defined under the NASDAQ Marketplace rules and the independence requirements of Rule 10A-3 under the Exchange Act.

Mr. Cole has indicated that he will not be standing for re-election at our 2011 annual meeting of stockholders. Our board of directors intends to select a new member of the audit committee from among our other independent directors on or before the date of such annual meeting.

Audit Committee Financial Expert

Our board of directors has determined that Kenneth Bate is an “audit committee financial expert” as defined in applicable SEC rules.

ITEM 11.	Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Our approach to executive compensation, one of the most important and also most complex aspects of corporate governance, is guided by the following principles:

•	Holding our executive officers accountable for results over the long term and maintaining integrity in all of the business dealings of our executive officers,

•	Rewarding our executive officers for consistently strong execution, and

•	Establishing a clear connection between rewards and performance.

These principles underlie our compensation program and, indeed, our entire culture. We seek to achieve financial strength by, among other things, linking compensation to performance goals, by using equity as a key component of compensation, and by continually reviewing and seeking to improve our compensation program.

2010 Business Highlights

2010 has been a transformation year for our company. Under the leadership of our executive officers, we executed our corporate goals, including:

•

Consummating an initial public offering in March and a private equity offering in November, together which resulted in receipt of over $136 million in net proceeds in a period of eight months amidst a very challenging macro-economic environment;

•

Completing enrollment of the target number of patients in our phase 3 pivotal clinical trial of tivozanib six months ahead of schedule, allowing for the potential to receive top-line data from the trial in 2011;

•

Successfully transitioning the rights to our internally discovered and developed antibody, ficlatuzumab (AV-299), back from Merck, adding a phase 2 drug candidate for which we retain worldwide commercial rights;

•	Nominating a development candidate in our ErbB3 program (AV-203), triggering a $5 million milestone payment from Biogen Idec; and

•

Successfully executing our responsibilities under our research program with OSI Pharmaceuticals, Inc., resulting in the exercise of OSI’s $25 million option to internalize elements of our Human Response Platform.

Our Compensation Program Emphasizes Performance

Most of our compensation decisions are made at the commencement of the year, after review of our performance over the past year. We believe that the compensation of our named executive officers for 2010 was well-aligned with our executive compensation objectives and with our performance for the following reasons, which we believe had a positive impact on shareholder value:

•

We delivered strong results against our 2010 company goals, resulting in above-target annual cash incentive award payouts. As described below, the compensation committee determined that the 2010 corporate goals were achieved at a level of 130%, the named executive officers exceeded their individual goals (other than Michael Bailey, who recently commenced employment with us in September 2010) and that certain of our named executive officers achieved other significant accomplishments, which significantly drove shareholder value; and

•	We continued to deliver a significant portion of our named executive officer target total direct compensation in the form of long-term incentive equity awards. Over the past several years, a significant portion of the total target value of the three primary elements of named executive officer compensation—base salaries, annual cash incentive awards and equity awards—was delivered in the form of long term equity awards, continuing our emphasis on long-term pay-for-performance.

Overview of our Executive Compensation

The following section discusses the principles underlying our policies and decisions with respect to the compensation of our executive officers who are named in the “Summary Compensation Table for the Years Ended December 31, 2008, 2009 and 2010”, or our “named executive officers”, and the most important factors relevant to an analysis of these policies and decisions.

Our named executive officers are:

•	Tuan Ha-Ngoc, President and Chief Executive Officer;

•	David Johnston, Chief Financial Officer;

•	William Slichenmyer, Chief Medical Officer;

•	Elan Ezickson, Executive Vice President, Chief Business Officer; and

•	Michael Bailey, Chief Commercial Officer.

Our compensation committee is responsible for establishing and administering our policies governing the compensation for our named executive officers, including salaries, cash incentives and equity incentive compensation. Our compensation committee consists of three members of our board of directors, all of whom have extensive experience in our industry. Our compensation committee is composed entirely of non-employee independent directors. Our compensation committee also considers the recommendations of our Chief Executive Officer when determining the appropriate mix of compensation for each of our executive officers, including our named executive officers. However, our Chief Executive Officer does not provide input on his own compensation. Although our compensation committee is empowered to approve the salaries, cash incentives and equity incentive compensation of certain of our named executive officers, (i) the independent members of our board of directors (within the meaning of Rule 5605 of the NASDAQ Marketplace Rules) approve the salary, cash incentive and equity incentive compensation of our Chief Executive Officer, based on the recommendation of the compensation committee, and (ii) the compensation committee typically requests that the independent members of our board of directors approve the salaries, cash incentives and equity incentive compensation of all of our other named executive officers based on the compensation committee’s recommendation.

We believe that the compensation of our named executive officers should focus executive behavior on the achievement of near-term corporate goals as well as long-term business objectives and strategies. We place significant emphasis on pay-for-performance compensation programs, which reward our executives when we achieve certain financial and business goals and create stockholder value. We use a combination of base salary, annual cash incentive compensation programs, a long-term equity incentive compensation program and a broad based benefits program to create a competitive compensation package for our executive management team. Because we believe that the performance of every employee is important to our success, we are mindful of the effect our executive compensation and incentive program has on all of our employees.

Objectives of our Executive Compensation Program

Our compensation committee has designed our overall executive compensation program to achieve the following objectives:

•	attract and retain talented and experienced executives;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•

provide a competitive compensation package that aligns the interests of our named executive officers and stockholders by including a significant variable component which is weighted heavily toward performance-based rewards;

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and

•	foster a shared commitment among executives by aligning their individual goals with our corporate goals and the creation of shareholder value.

Basis for Historical and Future Compensation Policies and Decisions

We use a mix of short-term compensation, consisting of base salaries and cash incentive bonuses, and long-term compensation, consisting of equity incentive compensation, to provide a total compensation structure that is designed to achieve our objectives.

In arriving at the amount and types of initial compensation for each of our named executive officers, we consider the following factors:

•	the individual’s particular background and circumstances, including prior relevant work experience and compensation paid prior to joining us;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review (as further discussed below);

•	the demand for people with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the individual’s position;

•	comparison to other executives within our company having similar levels of expertise and experience;

•	recommendations from our compensation consultant; and

•	uniqueness of industry skills.

We annually re-assess the compensation of our named executive officers and determine whether any adjustments should be made. In determining whether to adjust the compensation of any of our named executive officers, we generally take into account the following factors:

•	our understanding of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•	formal market data regarding base salary, cash incentives and equity compensation from a leading life science compensation survey of national biopharmaceutical and biotechnology companies;

•	the roles and responsibilities of our executives, including any increases or decreases in responsibilities; and

•	the contributions and performance of each named executive officer.

Our compensation committee retained an independent compensation consultant, Nancy Arnosti, to assist the compensation committee in developing our overall executive and director compensation program for 2010 and 2011. Each year, our compensation committee also considers publicly available compensation data and subscription compensation survey data for national and regional companies in the biotechnology industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation.

Upon approval by our compensation committee, we have engaged Ms. Arnosti to review our non-executive bonus program for market competitiveness and overall design. In addition, she has advised us on stock option grants for new hires and annual awards for existing employees. In the past, we have worked with Ms. Arnosti to review the competitiveness and design of all of our non-executive compensation programs including base salary, bonus and equity.

Our compensation committee has particularly relied on data from the annual life science compensation survey of Radford Biotechnology Surveys. Specifically, in establishing 2010 and 2011 compensation, our compensation committee analyzed the base salary, performance bonus and equity components of compensation from the Radford Global Life Sciences survey for medium-sized US-based companies with employee populations ranging from 150-500 employees. Historically, this market data included survey results from a broad group of biopharmaceutical and biotechnology companies and our compensation committee deemed the survey to be adequate for our purposes because it indicated the ranges of compensation paid by the companies with which we competed for executive talent.

The compensation committee retained Ms. Arnosti to review all compensation and employment arrangements for our executive officers, including base salary, performance bonus and equity ownership. In addition, Ms. Arnosti and the compensation committee reviewed the peer group of publicly traded companies which we use to help guide our compensation decisions. This peer group, which is comprised of companies in the life sciences industry at a stage of development, market capitalization and size comparable to ours, consists of companies the compensation committee believes are generally comparable to our company and against which the compensation committee believes we compete for executive talent. The compensation committee, in consultation with Ms. Arnosti, included the following companies in the peer group: Affymax, Inc., Alnylam Pharmaceuticals, Inc., Ariad Pharmaceuticals, Inc., Cytokinetics, Inc., Dyax Corp., Halozyme Therapeutics, Inc., Immunogen, Inc., Infinity Pharmaceuticals, Inc., Intermune, Inc., Jazz Pharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Micromet, Inc., Momenta Pharmaceuticals, Inc., Spectrum Pharmaceuticals, Inc., Targacept, Inc., and Xenoport, Inc.

The CEO’s Role in the Compensation Process

The compensation committee uses, in addition to its own judgment and experience, and the resources and tools described above, the recommendations of our Chief Executive Officer to determine the appropriate mix of compensation for each of our other executive officers. Our Chief Executive Officer does not participate in the determination of his own compensation.

Risk Considerations in our Compensation Program

We have reviewed our compensation policies and programs with our compensation and audit committees and have concluded that any risks arising from our compensation policies and programs are not reasonably likely to have a material adverse effect on our company or business.

Executive Compensation Components

Our executive compensation program is primarily comprised of:

•	base salary;

•	annual incentive cash compensation; and

•	equity compensation.

Our compensation committee has not adopted a formal policy for allocating between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the compensation committee, after reviewing information provided by our compensation consultant and other relevant data, determines subjectively what it believes to be the appropriate level and mix of the various compensation components.

We generally strive to provide our named executive officers with a balance of short-term and long-term incentives to encourage consistently strong performance. We have historically relied upon base salary and equity compensation as the primary mechanism to attract members of our leadership team. While we believe that the annual incentive cash component of our compensation package encourages our executives to focus on our near-term performance, generally performance over a one-year period, we rely upon equity-based awards to encourage our executives to focus on our performance over several years. In addition, we provide our executives with benefits that are generally available to our salaried employees, including medical, dental, group life and accidental death, dismemberment and long and short term disability insurance, and matching contributions in our 401(k) plan.

Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies. When establishing base salaries for 2011, the independent members of our board of directors, upon the recommendation of our compensation committee, considered the overall economic environment, the degree to which the company achieved its business goals and objectives, and each individual’s performance. In addition, with respect to our named executive officers, other than Mr. Ha-Ngoc, our compensation committee considered the recommendations of Mr. Ha-Ngoc in determining appropriate base salary levels.

In February 2011, upon the recommendation of the compensation committee, the independent members of our board of directors decided to increase the base salary of each of our named executive officers for 2011 as set forth in the table below. Our compensation committee made its recommendation based on its analysis, with input from our consultant, Ms. Arnosti, of executive officer pay for the peer group companies described above and its review of the Radford Global Life Sciences survey for medium-sized US-based companies with 150-500 employees.

For 2011, the independent members of our board of directors, upon the recommendation of our compensation committee, established annual base salaries for our named executive officers as follows:

Name	2011 Annual Base Salary($)	Percentage Increase in Base Salary From 2010 Base Salary (%)
Tuan Ha-Ngoc	$490,000	16.0	%(1)
David Johnston	$326,777	10.0	%(2)
William Slichenmyer	$363,060	5.9%
Elan Ezickson	$343,182	4.5	%(3)
Michael Bailey	$319,253	1.4	%(4)

(1)	In addition to a corporate-wide merit increase, this increase includes a one-time adjustment to Mr. Ha-Ngoc’s base salary to better align such salary with the median of the range of salaries for executives in similar positions at comparable companies.
(2)	In addition to a corporate-wide merit increase, this increase includes a one-time adjustment to Mr. Johnston’s base salary to better align such salary with the median of the range of salaries for executives in similar positions at comparable companies.
(3)	This percentage is calculated based on Mr. Ezickson’s adjusted salary in connection with his promotion to Executive Vice President effective July 1, 2010.
(4)	Mr. Bailey’s compensation was established by our compensation committee in connection with his hiring as chief commercial officer in September 2010. Our compensation committee determined an annual base salary for Mr. Bailey of $315,000. When approving Mr. Bailey’s salary, our compensation committee considered Mr. Bailey’s salary with his previous employer, the internal equity among his peers at the company and his responsibilities at the company.

We believe that the base salaries established for our named executive officers for 2011 are aligned with our executive compensation objectives stated above and are competitive with those of similarly-situated companies.

Annual Cash Incentive Program. We have designed our annual cash incentive program to reward our named executive officers upon the achievement of specified annual corporate and individual goals which are approved in advance by our compensation committee and board of directors. Our cash incentive program emphasizes pay-for-performance and is intended to closely align executive compensation with achievement of specified operating results as the cash incentive amount is calculated on the basis of percentage of corporate goals achieved. The compensation committee communicates the bonus criteria to the named executive officers at the beginning of each fiscal year. The performance goals established by the compensation committee are based on the business strategy of the company and the objective of building shareholder value. There are three steps to determine if and the extent to which an annual cash incentive award is payable to a named executive officer. First, at the beginning of the fiscal year, the compensation committee determines the target annual cash incentive award for the named executive officer based on a percentage of the officer’s annual base salary for that year. Second, at the beginning of the fiscal year, the compensation committee establishes the specific performance goals that must be met in order for the officer to receive the award. Third, shortly after the end of the fiscal year, the compensation committee determines the extent to which these performance goals are met and the amount of the award. The board of directors considers, and if it deems appropriate approves, the recommendation of the compensation committee at each of these steps.

For our fiscal year ended December 31, 2010, our compensation committee, with board approval, set corporate and individual goals for our named executive officers.

For 2010, the corporate goals, which accounted for 80% of the cash incentive for each of our named executive officers (other than our Chief Executive Officer), the weighting of each goal, and the compensation committee’s quantitative assessment of the degree to which each goal was actually achieved, were as follows:

Corporate Goal	Target Score (%)	Actual Score (%)
Advance development of tivozanib by enrolling targeted number of patients in phase 3 clinical trial, by initiating a clinical trial to expand tivozanib into an indication beyond RCC monotherapy and by initiating other supportive clinical trials of tivozanib	40%	50	%(1)
Secure funding adequate to end 2010 fiscal year with a cash balance of at least $50 million	40	60	(2)
Advance development of ficlatuzamab (AV-299) by enrolling first patient in a phase 2 clinical trial	10	10	(3)
Advance the antibody pipeline	10	10	(4)

Total	100%	130%

(1)	The compensation committee determined that the company exceeded its attainment of this corporate goal by 10% due to, among other things, the completion of enrollment of our phase 3 clinical trial of tivozanib in August 2010, six months ahead of our projected enrollment completion date; the initiation of a phase 1b clinical trial of tivozanib in combination with Xeloda in patients with breast and colorectal cancer; and the initiation of two standard clinical pharmacology trials to support the NDA for tivozanib.
(2)	The compensation committee determined that the company exceeded its attainment of this corporate goal by 20% as we ended fiscal year 2010 with a cash balance of approximately $140 million due to the consummation of our initial public offering in March 2010, in which we received net proceeds of approximately $80.3 million, and the consummation of a private placement of shares of our common stock in November 2010, in which we received net proceeds of approximately $56.6 million.
(3)	We enrolled the first patient in a phase 2 clinical trial for ficlatuzamab in May 2010 and received a milestone payment related thereto from Merck of $8.5 million.
(4)	We advanced the ErbB3 program (AV-203) forward through, among other things, the selection of a clinical candidate in March 2010 and we received a milestone payment related thereto from Biogen Idec of $5 million. In addition, we humanized two murine antibodies with respect to our RON program.

For 2010, the individual goals for each of our named executive officers (other than our Chief Executive Officer) accounted for 20% of their performance incentive. The individual goals for those named executive officers are primarily related to the corporate goals for which they are most responsible and, to a lesser extent, individual development goals or department specific goals, subject to discretionary adjustments that our compensation committee deems appropriate. Our Chief Executive Officer makes recommendations to the compensation committee as to the degree to which those named executive officers have satisfied their individual goals.

Mr. Johnston’s individual goals related to monitoring the financial and cash management of our company, maintaining relationships with the financial community and leading the equity financings we conduct. The compensation committee deemed Mr. Johnston’s individual goals to be exceeded by 20% based on his leadership in the successful consummation of the initial public offering in March 2010 and the private placement in November 2010.

Dr. Slichenmyer’s individual goals related to leading the clinical and regulatory efforts to advance the development of tivozanib and ficlatuzumab. The compensation committee deemed Dr. Slichenmyer’s individual goals to be exceeded by 20% based on the completion of enrollment of our phase 3 clinical trial of tivozanib in August 2010, six months ahead of our projected enrollment completion date; and the initiation of the phase 2 portion of a clinical trial to test the combination of ficlatuzumab with another targeted agent in May 2011, as well as the successful re-alignment of our clinical and regulatory departments to better handle the increased work load associated with advancing the development of tivozanib.

Mr. Ezickson’s individual goals related to developing alternatives for partnership transactions, including a potential collaborative transaction for tivozanib, and overseeing intellectual property and legal activities as well as program management and market development initiatives. The compensation committee deemed Mr. Ezickson’s individual goals to be exceeded by 10% based on his active participation in the initial public offering process, his management of the partnering discussions related to tivozanib, and his recruitment of executives to lead certain functions critical to the company.

Mr. Bailey joined us in September 2010, with the responsibility to lead the pre-commercialization activities. The compensation committee deemed Mr. Bailey’s individual goals to be achieved based on his active participation in the partnering discussions related to tivozanib, substantiating our company’s strategy of leading commercialization of tivozanib in North America.

The cash incentive payment for our Chief Executive Officer is based solely on the achievement of our overall corporate goals described above.

Our compensation committee has the authority to make discretionary adjustments to our annual cash incentive program, including the ability to make additional awards based on our named executive officers’ performance and to modify the corporate and individual performance targets and the level of awards that our named executive officers receive in conjunction with their performance against the targets. For the fiscal year ended December 31, 2010, the compensation committee established a target incentive payment for each of our named executive officers based on a percentage of their 2010 annual base salary. Additionally, in reaching its determinations as to the payouts for 2010 cash incentive compensation, the compensation committee used its discretion to deem that, among many other positive developments in 2010, the successful consummation of our initial public offering in March 2010 and the private placement in November 2010 (at a share price 50% higher than the initial public offering price), and the early completion of the enrollment of the TIVO-1 clinical trial (six months ahead of schedule) represented substantial value-creation achievements for the company. In recognition of these exceptional corporate and individual performances, the compensation committee also recommended, and the independent members of our board of directors approved, separate special one-time recognition bonuses for Messrs. Ha-Ngoc, Johnston and Slichenmyer.

The following table sets forth each named executive officer’s target incentive payment for 2010 established by the compensation committee in February 2010, the total cash incentive award actually paid, the total award paid as a percentage of the target award, the additional one-time recognition bonus, if applicable, and the aggregate incentive award and bonus payment made for 2010.

Name	2010 Target Annual Cash Incentive Award ($)	Total Cash Incentive Award Paid for 2010 ($)		Total Cash Incentive Award as a Percentage of Target Cash Incentive Award (%)		One-Time Recognition Bonus		Total 2010 Cash Incentive Plan Award and One-Time Recognition Bonus Payment
Tuan Ha-Ngoc	$211,150	$274,495		130	%(1)	$50,505	(2)	$325,000
David Johnston	$89,121	$114,075		128	%(3)	$22,250	(4)	$136,325
William Slichenmyer	$137,133	$175,530		128	%(3)	$21,000	(5)	$196,530
Elan Ezickson	$131,362	$165,516		126	%(6)	—		$165,516
Michael Bailey	$31,500	$39,060	(7)	124	%(8)	—		$39,060

(1)	Established based on determination that 2010 corporate goals had been achieved at a level of 130%. The cash incentive award payment to Tuan Ha-Ngoc is based solely on the achievement of our corporate goals.
(2)	The compensation committee awarded a one-time recognition bonus based on (i) Mr. Ha-Ngoc’s management of the transition from a private company to a public company, including managing relationships with investors resulting in two successful equity offerings and a share-price trading above the initial public offering price as of the end of the 2010 fiscal year, and (ii) Mr. Ha-Ngoc’s overall leadership of the company’s strategic, operational and organizational progress.
(3)	Established based on determination that 2010 corporate goals had been achieved at a level of 130% and individual goals had been achieved at a level of 120%.
(4)	The compensation committee awarded a one-time recognition bonus based on Mr. Johnston’s role in the successful completion of two equity offerings, including the private placement in November 2010 sold to investors at a 50% premium to the per share price sold at our initial public offering.
(5)	The compensation committee awarded this one-time recognition bonus based on Dr. Slichenmyer’s management of patient enrollment in our phase 3 clinical trial of tivozanib, which enrollment was completed six months ahead of schedule.
(6)	Established based on determination that 2010 corporate goals had been achieved at a level of 130% and individual goals had been achieved at a level of 110%.
(7)	The 2010 annual cash incentive award for Mr. Bailey has been pro-rated to September 1, 2010 to reflect the fact that Mr. Bailey commenced his employment in September 2010.
(8)	Established based on determination that 2010 corporate goals had been achieved at a level of 130% and individual goals had been achieved at a level of 100%.

For the fiscal year ended December 31, 2011, the compensation committee established a target incentive payment for each of our named executive officers based on a percentage of their 2011 annual base salary as set forth below:

Name	2011 Annual Base Salary ($)	Target Percentage of 2011 Annual Base Salary (%)	Target 2011 Annual Cash Incentive Award ($)
Tuan Ha-Ngoc	$490,000	60%	$294,000
David Johnston	$326,777	40%	$130,711
William Slichenmyer	$363,060	40%	$145,224
Elan Ezickson	$343,182	40%	$137,273
Michael Bailey	$319,253	30%	$95,776

Equity Compensation. We use stock options and, in 2011, restricted stock, to attract, retain, motivate and reward our named executive officers. Through our equity-based grants, we seek to align the interests of our named executive officers with our stockholders, reward and motivate both near-term and long-term executive performance and provide an incentive for retention. Our decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on market practices of similarly-situated companies and our negotiations with our executives in connection with their initial employment. While annual incentive cash compensation is designed to encourage shorter-term performance, generally performance over a one-year period, equity-based awards are designed to encourage our named executives’ performance over several years.

We grant equity incentive awards to our employees, including our named executive officers, upon the commencement of their employment and, generally, on an annual basis, as part of our overall compensation program. Historically, all grants of awards to our named executive officers have been made by our board of directors at regularly scheduled meetings during the year upon the recommendation of our compensation committee. The exercise or purchase price of each award is equal to the fair market value of the award on the date of grant, which is the date of the board meeting approving such grant. The following factors are considered in determining the amount of equity incentive awards, if any, to grant to our named executive officers:

•	the number of shares subject to, and exercise prices of, outstanding awards, both vested and unvested, held by our executives;

•	the vesting schedule of the unvested awards held by our executives; and

•	the amount and percentage of total equity on a diluted basis held by our executives.

All historical stock option grants prior to our initial public offering have been made at exercise prices that our board of directors determined to equal the fair market value of our shares of common stock on the respective grant dates.

In February 2010, as part of the annual individual performance evaluations of our named executive officers, the independent members of our board of directors, upon the recommendation of our compensation committee, granted to our named executive officers (other than Michael Bailey, who commenced employment in September of 2010) an award of milestone-based options to purchase shares of common stock to further incentivize shareholder value creation in 2010. The options were to vest as follows: 50% of the shares underlying these options were to vest and become exercisable if we ended the 2010 fiscal year with a cash balance at least 40% over the 2010 budget while accomplishing our research and development goals and the remainder of the shares underlying these options were to vest on the first anniversary of achieving such goals. In February 2011, the compensation committee deemed this performance milestone to have been achieved and, accordingly, 50% of the named executive officers options vested as further set forth below:

Name	Number of Shares of Common Stock Underlying Milestone-Based Option	Number of Milestone-Based Options Vested as of December 31, 2010	Number of Milestone-Based Unvested Options as of December 31, 2010
Tuan Ha-Ngoc	61,250	30,625	30,625
David Johnston	12,500	6,250	6,250
William Slichenmyer	12,500	6,250	6,250
Elan Ezickson	16,250	8,125	8,125
Michael Bailey	—	—	—

In February 2011, as part of the annual individual performance evaluations of our named executive officers, the independent members of our board of directors, upon the recommendation of our compensation committee, granted to our named executive officers the options to purchase shares of our common stock set forth in the table below. The independent members of our board of directors also granted our named executive officers an additional award of milestone-based restricted common stock, as set forth below. The stock option awards to our named executive officers were granted with a term of 10 years (subject to continued employment with our company) and an exercise price of $14.16 per share, which was the closing price of our common stock on the date of grant. Our compensation committee made its recommendation based on its analysis, with input from our consultant, Ms. Arnosti, of executive officer equity for the peer group companies described above and its review of the Radford Global Life Sciences survey for medium-sized US-based companies with 150-500 employees.

Name	Number of Shares of Common Stock Underlying Annual Performance Option(1)	Number of Shares of Milestone-Based Restricted Stock(2)	Total Number of Shares of Common Stock Underlying Awards
Tuan Ha-Ngoc	85,000	25,000	110,000
David Johnston	17,500	6,000	23,500
William Slichenmyer	17,500	6,000	23,500
Elan Ezickson	17,500	6,000	23,500
Michael Bailey	5,000	4,000	9,000

(1)	These options vest and become exercisable over a period of four years in equal monthly installments.
(2)	50% of the shares vest upon the date the compensation committee, if at all, determines that top-line efficacy data received from the ongoing phase 3 registration trial of tivozanib, our lead product candidate, meets the primary endpoint of such trial with statistical significance of p≤0.05 and the remainder of the shares vest on the first anniversary of such compensation committee determination, if made.

Vesting of options and restricted stock granted to any employee, including our named executive officers, fully accelerates if such employee is terminated without “cause” within one year following a change in control of the company. Vesting and exercise rights, if applicable, cease shortly after termination of employment except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

We do not have any equity ownership guidelines for our executives.

Other Benefits. We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. Under our 401(k) plan, we match 50% on every dollar contributed by an employee up to a maximum of 5% of the employee’s salary. The match vests at 25% per year over four years. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers. The compensation committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable.

In certain circumstances, we sometimes award cash signing bonuses when executives first join us. Whether a signing bonus is paid and the amount of the bonus is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses or to create additional incentive for an executive to join our company in a position where there is high market demand. Dr. Slichenmyer, who was hired as our chief medical officer in September 2009, received a signing bonus as follows: $20,000 upon commencing employment, which was due and paid during 2009; $60,000 upon the first anniversary of his employment which became due on September 14, 2010; and $50,000 upon our initiation of a phase 2 clinical trial of ficlatuzumab which was due and paid in 2010. Mr. Bailey, who was hired as our chief commercial officer in September 2010, received a signing bonus of $50,000 upon commencing employment.

Severance and Change in Control Benefits

Our named executive officers are entitled to receive severance benefits in connection with a termination of their employment not in connection with a change in control. Please refer to “—Employment Agreements and Severance Arrangements” for a more detailed discussion of these benefits. Additionally, pursuant to our Key Employee Change in Control Severance Benefit Plan, certain of our key employees, including our named executive officers, are entitled to severance payments if we terminate their employment without cause or if they leave their employment with us for good reason within 18 months of a change in control of our company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under “—Potential Payments and Benefits Upon Termination and a Change in Control” below.

We believe providing these benefits help us compete for executive talent. After reviewing the practices of comparable companies, we believe that our severance and change in control benefits are generally in line with severance packages offered to executives by such companies.

Our practice in the case of change in control benefits has been to structure these as “double trigger” benefits. This means that the change in control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated during a specified period after the change in control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change in control, while still providing them appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their jobs.

Tax and Accounting Considerations

Because we currently have a history of operating losses and we have net operating loss carryforwards that would have the effect of offsetting certain future taxable gains, we generally do not consider the tax implications of our executive compensation programs to be meaningful to our operating or financial results. Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our three other officers (other than our chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among the three other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. The compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

We account for equity compensation paid to our employees in accordance with ASC 718, which requires us to measure and recognize compensation expense in our financial statements for all share-based payments based upon an estimate of their fair value over the service period of the award. We record cash compensation as an expense at the time the obligation is incurred.

Summary Compensation Table for the Years Ended December 31, 2008, 2009 and 2010

The following table sets forth information for the years ended December 31, 2008, 2009 and 2010 regarding compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers during fiscal years 2008, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Tuan Ha-Ngoc, Chief Executive Officer	2010	$422,300	$50,505	(4)	$760,086	$274,495	$9,737	$1,517,123
	2009	$411,572	—		$362,940	$185,400	$9,737	$969,649
	2008	$400,000	—		$232,325	$180,000	$9,362	$821,687

David Johnston, Chief Financial Officer	2010	$297,070	$22,250	(5)	$206,438	$114,075	$8,927	$648,760
	2009	$289,509	—		$78,900	$80,861	$7,580	$456,850
	2008	$280,000	$100,000	(6)	—	$75,600	$7,157	$462,757

William Slichenmyer, Chief Medical Officer	2010	$342,833	$131,000	(7)	$93,839	$175,530	$7,878	$751,080
	2009	$102,137	$20,000	(8)	$1,305,675	$42,160	$2,213	$1,472,185

Elan Ezickson, Executive Vice President, Chief Business Officer	2010	$328,404	—		$262,741	$165,516	$7,187	$763,848
	2009	$304,907	—		$94,680	$86,507	$7,130	$493,224
	2008	$296,250	—		$139,935	$79,988	$6,726	$522,899

Michael Bailey, Chief Commercial Officer	2010	$95,510	$50,000	(9)	$1,605,276	$39,060	$7,062	$1,796,908

(1)	The assumptions we used in valuing options are described in Note 14, “Stock-Based Compensation,” to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. With respect to options other than milestone-based options, this column reflects the aggregate grant date fair value as calculated in accordance with ASC 718 for the indicated year in connection with options we granted in the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting. Milestone-based options granted in February 2010 were deemed to be probable at the time of issuance and as such they were valued at 100% of the Black Scholes value at the time of issuance.
(2)	Our compensation committee determined to pay Tuan Ha-Ngoc, David Johnston, William Slichenmyer, Elan Ezickson and Michael Bailey annual cash incentive plan awards equal to 130%, 128%, 128%, 126%, and 124% of such executive officer’s target award, respectively, for performance in fiscal 2010. See “— Grants of Plan-Based Awards for the Year Ended December 31, 2010” below for additional information related to these awards. Our compensation committee determined to pay our executive officers 90%, 93.0%, 93.0%, and 94.5% of the target award for each of Tuan Ha-Ngoc, David Johnston, William Slichenmyer and Elan Ezickson, respectively, for performance in fiscal 2009, and 90% of their target awards under our annual cash incentive program for performance in fiscal 2008. The bonus earned on the basis of actual performance relative to target bonus metrics has been reported in this column as non-equity incentive plan compensation.

(3)	Amounts represent the value of perquisites and other personal benefits, which are further detailed below.

Name	Year	Matched 401(k) Contribution ($)	Group Life Insurance ($)	Relocation Costs ($)	Total ($)
Tuan Ha-Ngoc, Chief Executive Officer	2010	$6,125	$3,612	—	$9,737
	2009	$6,125	$3,612	—	$9,737
	2008	$5,750	$3,612	—	$9,362

David Johnston, Chief Financial Officer	2010	$6,125	$2,802	—	$8,927
	2009	$6,125	$1,455	—	$7,580
	2008	$5,750	$1,407	—	$7,157

William Slichenmyer, Chief Medical Officer	2010	$6,125	$1,753	—	$7,878
	2009	$1,706	$507	—	$2,213

Elan Ezickson, Executive Vice President, Chief Business Officer	2010	$6,125	$1,062	—	$7,187
	2009	$6,125	$1,005	—	$7,130
	2008	$5,750	$976	—	$6,726

Michael Bailey, Chief Commercial Officer	2010	—	$305	$6,757	$7,062

(4)	Bonus amount for Mr. Ha-Ngoc of $50,505 represents a one-time recognition bonus based on (i) Mr. Ha-Ngoc’s management of the transition from a private company to a public company, including managing relationships with investors resulting in two successful equity offerings and a share-price trading above the initial public offering price as of the end of the 2010 fiscal year, and (ii) Mr. Ha-Ngoc’s overall leadership of the company’s strategic, operational and organizational progress.
(5)	Bonus amount for Mr. Johnston of $22,500 represents a one-time recognition bonus based on Mr. Johnston’s role in the successful completion of two equity offerings, including the private placement in November 2010, which had a per-share price 50% higher than the per share price in our initial public offering.
(6)	Bonus amount for Mr. Johnston of $100,000 represents the payment of a signing bonus in connection with Mr. Johnston’s employment, which became due on January 31, 2008, 90 days following his start of employment.
(7)	Bonus amount for Dr. Slichenmyer of $131,000 represents the following payments: (i) pursuant to his offer letter dated August 31, 2009, $60,000 upon the first anniversary of his employment and $50,000 upon our initiation of a phase 2 clinical trial of ficlatuzumab; and (ii) $21,000 awarded by our board of directors in February 2011 for a one-time recognition bonus based on Dr. Slichenmyer’s management of patient enrollment in our phase 3 clinical trial of tivozanib, which enrollment was completed six months ahead of schedule.
(8)	Bonus amount for Dr. Slichenmyer of $20,000 represents the payment of a signing bonus in connection with Dr. Slichenmyer’s employment, which became due on September 14, 2009, the start of his employment.
(9)	Bonus amount for Mr. Bailey of $50,000 represents the payment of a signing bonus in connection with Mr. Bailey’s employment, which became due on September 13, 2010, the start of his employment.

Grants of Plan-Based Awards for the Year Ended December 31, 2010

The following table sets forth information for the year ended December 31, 2010 regarding grants of plan-based awards made during fiscal 2010 to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)
Tuan Ha-Ngoc	2/2/2010	$211,150		—	39,999	$12.24	$300,276	(5)
	2/2/2010	—		61,250	—	$12.24	$459,810	(6)

David Johnston	2/2/2010	$89,121		—	14,999	$12.24	$112,599	(5)
	2/2/2010	—		12,500	—	$12.24	$93,839	(6)

William Slichenmyer	2/2/2010	$137,133		12,500	—	$12.24	$93,839	(6)

Elan Ezickson	2/2/2010	$131,362		—	18,749	$12.24	$140,751	(5)
		—		16,250	—	$12.24	$121,990	(6)

Michael Bailey	10/5/10	$31,500	(7)	—	180,000	$14.26	$1,605,276	(5)

(1)	Represents the target payout levels under the annual cash incentive program. Target payouts for Tuan Ha-Ngoc, David Johnston, William Slichenmyer, Elan Ezickson and Michael Bailey represented 50%, 30%, 40%, 40% and 30% of base salary in 2010, respectively. The actual payout with respect to each named executive officer is shown above in the Summary Compensation Table for the Years Ended December 31, 2008, 2009 and 2010 in the column titled “Non-Equity Incentive Plan Compensation.” The board retains broad discretion to increase or decrease awards based on achievement of our corporate goals and individual performance. Additional information regarding the design of the annual cash incentive program, including a description of the corporate goals and individual performance applicable to 2010 awards, is described above in “—Executive Compensation Components.”
(2)	For the vesting schedules of these awards, please see footnote 2 of the “Outstanding Equity Awards at December 31, 2010” table below. These awards are subject to acceleration upon termination of employment as further described in the “—Severance and Change in Control Benefits” section above and the “—Employment Agreements and Severance Arrangements” and “—Potential Payments and Benefits Upon Termination and a Change in Control” sections below.
(3)	For the vesting schedules of these awards, please see footnote 3 of the “Outstanding Equity Awards at December 31, 2010” table below. These awards are subject to acceleration upon termination of employment as further described in the “—Severance and Change in Control Benefits” section above and the “—Employment Agreements and Severance Arrangements” and “—Potential Payments and Benefits Upon Termination and a Change in Control” sections below.
(4)	For a discussion of our methodology for determining the fair value of our common stock, see Note 14 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(5)	Valuation of these options is based on the aggregate dollar amount of share-based compensation recognized for financial statement reporting purposes computed in accordance with ASC 718 over the term of these options, excluding the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used by us with respect to the valuation of stock and option awards are set forth in Note 14 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(6)	Milestone-based options granted in February 2010 were deemed to be probable at the time of issuance and as such they were valued at 100% of the Black Scholes value at the time of issuance.
(7)	Represents the pro-rated target payout to reflect Mr. Bailey’s start date in September 2010.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information regarding outstanding equity awards held as of December 31, 2010 by our named executive officers.

	Option awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)		Option Expiration Date
Tuan Ha-Ngoc	30,625	30,625	$12.24	(2)	2/2/2020
	9,167	30,832	$12.24	(3)	2/2/2020
	27,551	29,948	$8.48	(4)	4/1/2019
	45,573	16,926	$6.44	(5)	1/31/2018
	233,776	4,973	$5.20	(6)	5/9/2017
	87,500	—	$2.00	(7)	2/9/2016
	250,000	—	$1.32	(8)	2/1/2015
	50,000	—	$0.48	(9)	5/22/2012

David Johnston	6,250	6,250	$12.24	(2)	2/2/2020
	3,438	11,561	$12.24	(3)	2/2/2020
	5,990	6,509	$8.48	(4)	4/1/2019
	157,143	17,857	$5.60	(10)	10/31/2017

William Slichenmyer	6,250	6,250	$12.24	(2)	2/2/2020
	48,592	128,908	$9.64	(11)	10/8/2019

Elan Ezickson	8,125	8,125	$12.24	(2)	2/2/2020
	4,297	14,452	$12.24	(3)	2/2/2020
	7,187	7,812	$8.48	(4)	4/1/2019
	27,344	10,155	$6.44	(5)	1/31/2018
	48,958	1,042	$5.20	(6)	5/9/2017
	25,000	—	$2.00	(7)	2/9/2016
	47,500	—	$1.32	(8)	2/1/2015

Michael Bailey	—	180,000	$14.26	(12)	10/5/2020

(1)	All option awards held by our named executive officers are subject to vesting acceleration upon termination of employment, as further described in the “—Severance and Change in Control Benefits” section above and the “—Employment Agreements and Severance Arrangements” and “—Potential Payments and Benefits Upon Termination and a Change in Control” sections below.
(2)	These options vested as to 50% of the shares on December 31, 2010 in connection with the achievement of a performance milestone-based on the company ending the fiscal year 2010 with a cash balance of at least 40% over the 2010 budget, and the remaining shares vest on December 31, 2011.
(3)	These options vest in equal monthly installments through January 1, 2014.
(4)	These options vest in equal monthly installments through January 1, 2013.
(5)	These options vest in equal monthly installments through January 1, 2012.
(6)	These options vest in equal monthly installments through January 1, 2011.
(7)	These options are fully vested as of January 1, 2010.
(8)	These options are fully vested as of January 1, 2009.
(9)	These options are fully vested as of December 31, 2005.

(10)	These options vested as to 25% of the shares on October 31, 2008, and vest as to an additional 1/48 of the shares per month thereafter. Pursuant to the terms of the option agreements, these options vested as to an additional aggregate 37,500 shares upon successful completion of our initial public offering.
(11)	These options vested as to 25% of the shares on September 14, 2010 and vest in equal monthly installments as to the remaining shares through September 14, 2013.
(12)	These options vest as to 25% of the shares on September 13, 2011 and vest in equal monthly installments as to the remaining shares through September 13, 2014.

Option Exercises

The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended December 31, 2010:

	OPTION AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Tuan Ha-Ngoc	—	—
David Johnston	—	—
William Slichenmyer	10,000	$59,824
Elan Ezickson	40,000	$351,900
Michael Bailey	—	—

Employment Agreements and Severance Arrangements

Tuan Ha-Ngoc Employment Agreement. We entered into an employment agreement with Tuan Ha-Ngoc, our President and Chief Executive Officer, in December 2008. Mr. Ha-Ngoc’s annual base salary is currently $490,000. Mr. Ha-Ngoc’s base salary is reviewed annually by our board of directors. Pursuant to the agreement, Mr. Ha-Ngoc had the opportunity to earn an annual performance bonus for each calendar year he is employed by us of up to 35% (which may be increased from time to time at the discretion of our board of directors) of his base salary based on the achievement of criteria agreed to by Mr. Ha-Ngoc and the board of directors, each year. The board of directors has currently set Mr. Ha-Ngoc’s annual performance bonus potential at 60% of his base salary. If all of the criteria for the award of any annual bonus are exceeded in any calendar year, the board, in its sole discretion, may award an amount that exceeds the 60% target. The amount and components of any bonus award are determined in the sole discretion of the board, or its designee, and are based solely on company-wide performance. Mr. Ha-Ngoc also received a sign-on bonus of $120,000 in connection with the commencement of his employment with us in 2002.

Upon appointment as our President and Chief Executive Officer, and as provided in the employment agreement, Mr. Ha-Ngoc was granted 200,000 shares of restricted stock at a purchase price of $0.48 per share, which have vested in full. Upon appointment, Mr. Ha-Ngoc was also granted a stock option to purchase 50,000 shares of our common stock at an exercise price of $0.48 per share, which options are fully vested. Mr. Ha-Ngoc is also eligible to receive on an annual basis, and has received, additional grants of stock options, as determined in the sole discretion of the board of directors or our compensation committee, as the case may be. To date, Mr. Ha-Ngoc has received options to purchase an aggregate of 932,496 shares of common stock, and 225,000 restricted stock awards.

Severance and Change in Control Agreements with Named Executive Officers. We have entered into individual severance and change in control agreements with each of our named executive officers. All benefits payable pursuant to a severance and change in control agreement are contingent upon the executive officer executing a release of claims in our favor in a form satisfactory to us. In addition, each of our key executive officers is subject to non-competition and non-solicitation covenants as part of their individual agreements, subject to certain exceptions.

Pursuant to the terms of our severance and change in control agreement with Mr. Ha-Ngoc, he is entitled, in the event that his employment is terminated “without cause,” due to a disability or “for good reason” to the following:

•

to continue to receive compensation after termination of his employment with us at a rate equal to his then-current base salary for the lesser of 18 months or the time at which he finds comparable employment;

•	to receive a lump sum payment of his annual bonus target pro-rated through the date of his termination; and

•	to continue his health insurance for the lesser of 18 months or the time at which he receives such benefits from a new employer.

Pursuant to the terms of our severance and change in control agreement with each of David Johnston, William Slichenmyer, Elan Ezickson and Michael Bailey, each such named executive officer is entitled, in the event that his employment is terminated “without cause,” due to a disability or “for good reason” to the following:

•

to continue to receive compensation after termination of his respective employment with us at a rate equal to his then-current base salary for the lesser of 12 months or the time at which he finds comparable employment;

•	to receive a lump sum payment of his annual bonus target pro-rated through the date of his termination; and

•	to continue his health insurance for the lesser of 12 months or the time at which he receives such benefits from a new employer.

As defined in each named executive officer’s severance and change in control agreement, “cause” means any of the following, as determined by our board of directors:

•	the conviction of or plea of not guilty or nolo contedere to a felony or a crime involving dishonesty or any felony;

•	willful misconduct resulting in material harm to our company;

•	commission of an act of fraud, embezzlement, theft or dishonesty against the company resulting in material harm to our company;

•

repeated and continuing failure to follow the proper and lawful directions of our chief executive officer (other than with respect to Mr. Ha-Ngoc) or our board of directors after a written demand is delivered that specifically identifies the manner in which the chief executive officer or our board of directors believes that he has failed to follow such instructions;

•	current alcohol or prescription drug abuse affecting work performance, or current illegal use of drugs regardless of the effect on work performance;

•	material violation of our code of conduct that causes harm to our company; or

•	material breach of any term of his severance and change in control agreement, or any other applicable confidentiality and/or non-competition agreements with us.

However, in the case of Tuan Ha-Ngoc, a termination for “cause” can only be made (i) upon the determination of at least 67% of the non-interested members of our board of directors and (ii) Mr. Ha-Ngoc is given at least 30 days to cure any violation.

As defined in each named executive officer’s severance and change in control agreement, termination for “good reason” means the executive officer’s voluntary termination of employment due to any of the following occurring without his written consent:

•	the requirement that such employee perform his duties outside a radius of 50 miles from our corporate headquarters in Cambridge, MA;

•	any material diminution in such employee’s duties, responsibilities or authority;

•	a reduction in his base salary (unless such reduction is effected in connection with a general and proportionate reduction of compensation for all employees of his pay level); or

•	the material breach by us of any term or condition of his severance and change in control agreement or another applicable employment agreement.

The right to terminate employment for “good reason” requires that an executive give us written notice of termination and an opportunity to cure the condition giving rise to good reason within 30 days of receiving such notice. The delivery of the notice and the date of termination must occur within 90 and 180 days, respectively, of the condition giving rise to good reason.

If an executive’s employment is terminated within 18 months following a change in control of our company, the individual severance and change in control agreements provide that all severance payments be made pursuant to our key employee change in control severance benefits plan.

Key Employee Change in Control Severance Benefits Plan. In addition to individual severance and change in control agreements, our named executive officers and other key employees participate in our Key Employee Change in Control Severance Benefits Plan. No payments are made pursuant to individual severance and change in control agreements if payments are made under this plan. All benefits payable under the plan are contingent upon the participant executing a release of claims in our favor in a form satisfactory to us. Pursuant to the terms of the plan, if we terminate a named executive officer’s employment without cause or if they leave their employment with us for good reason within 18 months following a change in control of our company, such named executive officer is entitled to the following benefits:

•	continued receipt of compensation after termination at a rate equal to such executive’s then-current base salary for 12 months (18 months in the case of Mr. Ha-Ngoc);

•	payment of a sum equal to (i) such individual’s pro rata target bonus plus (ii) an amount equal to one times his target bonus (1.5 times his target bonus, in the case of Mr. Ha-Ngoc); and

•	continued health insurance for 12 months (18 months in the case of Mr. Ha-Ngoc).

Potential Payments and Benefits Upon Termination and a Change in Control

Our named executive officers are entitled to certain benefits in the event their employment is terminated without cause, due to a disability or for good reason, as described above. The following table describes the potential payments and benefits to each of our named executive officers following a termination of employment without cause, due to a disability or for good reason on December 31, 2010. Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure. In addition to the amounts shown in the table below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred. For information relating to compensation earned by each of our named executive officers, see our “Summary Compensation Table For the Years Ended December 31, 2008, 2009 and 2010” above.

Name	Benefits ($)	Termination Without Cause, Due To a Disability or For Good Reason ($)		Termination Without Cause or For Good Reason Within 18 Months of a Change in Control ($)
Tuan Ha-Ngoc, Chief Executive Officer	Base Salary	$633,450	(1)	$633,450	(5)
	Bonus	$211,150	(2)	$527,875	(6)
	Healthcare Benefits	$24,672	(3)	$24,672	(7)
	Market Value of Awards Vesting on Termination(4)	$—		$515,449

	Total	$869,272		$1,701,446

David Johnston, Chief Financial Officer	Base Salary	$297,070	(1)	$297,070	(5)
	Bonus	$89,121	(2)	$178,242	(6)
	Healthcare Benefits	$16,448	(3)	$16,448	(7)
	Market Value of Awards Vesting on Termination(4)	$—		$243,426

	Total	$402,639		$735,186

William Slichenmyer Chief Medical Officer	Base Salary	$342,833	(1)	$342,833	(5)
	Bonus	$137,133	(2)	$274,266	(6)
	Healthcare Benefits	$18,149	(3)	$18,149	(7)
	Market Value of Awards Vesting on Termination(4)	$—		$656,837

	Total	$498,115		$1,292,085

Elan Ezickson, Executive Vice President, Chief Business Officer	Base Salary	$328,404	(1)	$328,404	(5)
	Bonus	$131,362	(2)	$262,723	(6)
	Healthcare Benefits	$18,149	(3)	$18,149	(7)
	Market Value of Awards Vesting on Termination(4)	$—		$194,582

	Total	$477,915		$803,858

Michael Bailey, Chief Commercial Officer	Base Salary	$315,000	(1)	$315,000	(5)
	Bonus	$31,500	(2)	$126,000	(6)
	Healthcare Benefits	$18,149	(3)	$18,149	(7)
	Market Value of Awards Vesting on Termination(4)	$—		$64,800

	Total	$364,649		$523,949

(1)	Represents the executive officer’s base salary payable over 12 months, or in the case of Mr. Ha-Ngoc, 18 months. Severance is equal to payment of the executive’s base salary until the earlier of (i) 12 months (in the case of Mr. Ha-Ngoc, 18 months) following the date of termination and (ii) the date on which the executive commences full-time employment or a full-time consulting relationship with substantially equivalent compensation.
(2)	Represents the executive officer’s severance bonus payable within 30 days of the date of termination. Severance bonus is equal to payment of the executive’s target annual incentive plan bonus pro-rated through the date of termination.
(3)	Represents the cost of continued COBRA benefits for the executive officer and any qualified beneficiary. COBRA benefits are payable until the earlier of (i) 12 months (in the case of Mr. Ha-Ngoc, 18 months) (or as long as such eligibility for the executive and each qualified beneficiary continues) from the date such benefits would otherwise end under the applicable plan terms and (ii) the date the employee becomes eligible for group health coverage through another employer. This value is based upon the type of insurance coverage we carried for each executive officer as of December 31, 2010 and is valued at the premiums in effect on December 31, 2010.
(4)	This amount is equal to (a) the number of options that would vest as a direct result of the employment termination subsequent to a change in control multiplied by (b) the excess of $14.62, which represents the fair market value of our common stock as of December 31, 2010, over the exercise price of the options.
(5)	Represents the executive’s base salary payable over 12 months (in the case of Mr. Ha-Ngoc, 18 months) following the date of termination.
(6)	Represents the executive officer’s severance bonus payable over 12 months (in the case of Mr. Ha-Ngoc, 18 months) following the date of termination. Severance bonus is in addition to the executive officer’s target annual incentive plan bonus pro-rated through the date of termination.
(7)	Represents the cost of continued COBRA benefits for the executive officer and any qualified beneficiary for 12 months (in the case of Mr. Ha-Ngoc, 18 months) following the date of termination.

Director Compensation

Mr. Ha-Ngoc, our President and Chief Executive Officer, has not received any compensation in connection with his service as a director. The compensation that we pay to our President and Chief Executive Officer is discussed under “—Compensation Discussion and Analysis” above.

The following table sets forth information for the year ended December 31, 2010 regarding the compensation awarded to, earned by or paid to our non-employee directors.

Name	Fees Earned or Paid In Cash ($)		Option Awards ($)(1)(2)	All Other Compensation ($)		Total ($)
Kenneth Bate(3)	$38,275	(4)	$53,540	—		$91,815
Douglas Cole(3)	$23,900	(5)	$53,540	—		$77,440
Ronald DePinho(3)(6)	$24,100	(7)	$53,540	$100,000	(6)	$177,640
Anthony Evnin(3)	$45,050	(8)	$53,540	—		$98,590
Nicholas Galakatos(3)	$25,126	(9)	$53,540	—		$78,666
Russell Hirsch(3)	$22,300	(10)	$53,540	—		$75,840
Raju Kucherlapati(3)	$26,450	(11)	$53,540	—		$79,990
Kenneth Weg(3)	$20,100	(12)	$53,540	—		$73,640
Robert Young(3)	$26,450	(11)	$53,540	—		$79,990

(1)	The assumptions we used in valuing options are described in Note 14, “Stock-Based Compensation,” to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This column reflects the aggregate grant date fair value as calculated in accordance with ASC 718 for the indicated year in connection with options we granted in the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting.

(2)	Options were granted at fair market value on June 17, 2010 at $7.44 per share. Options vest over one year in twelve equal monthly installments.
(3)	The following table reflects the aggregate number of stock awards and the aggregate number of option awards outstanding for our directors as of December 31, 2010.

Name	Option Awards
Kenneth Bate(i)	32,500
Douglas Cole(ii)	22,500
Ronald DePinho(iii)	32,500
Anthony Evnin(ii)	22,500
Nicholas Galakatos(ii)	22,500
Russell Hirsch(ii)	22,500
Raju Kucherlapati(iv)	17,085
Kenneth Weg(ii)	22,500
Robert Young(v)	19,250

(i)	Consists of (A) an option to purchase 10,000 shares of our common stock at an exercise price of $6.36 per share, (B) an option to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share and (C) an option to purchase 12,500 shares of our common stock at an exercise price of $7.44 per share.
(ii)	Consists of (A) an option to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share and (B) an option to purchase 12,500 shares of our common stock at an exercise price of $7.44 per share.
(iii)	Consists of (A) an option to purchase 10,000 shares of our common stock at an exercise price of $6.68 per share, (B) an option to purchase 10,000 shares of our common stock at an exercise price of $8.72 per share and (C) an option to purchase 12,500 shares of our common stock at an exercise price of $7.44 per share.
(iv)	Consists of (A) an option to purchase 1,252 shares of our common stock at an exercise price of $6.88 per share, (B) an option to purchase 3,333 shares of our common stock at an exercise price of $8.72 per share and (C) an option to purchase 12,500 shares of our common stock at an exercise price of $7.44 per share.
(v)	Consists of (A) an option to purchase 6,750 shares of our common stock at an exercise price of $8.72 per share and (B) an option to purchase 12,500 shares of our common stock at an exercise price of $7.44 per share.
(4)	Fees earned or paid in cash consist of: $20,000 as a non-Chairman board member, an additional $5,000 for in-person attendance at the board meetings, $10,060 as the Chairman of the Audit Committee, and $3,215 as a non-Chairman member of the Compensation Committee.
(5)	Fees earned or paid in cash consist of: $16,076 as a non-Chairman board member, an additional $3,000 for in-person attendance at the board meetings, and $4,824 as a non-Chairman member of the Audit Committee.
(6)	Pursuant to his consulting agreement, which is described in further detail below, for the fiscal year ended December 31, 2010, Dr. DePinho received $100,000 as compensation for providing scientific and business advice to us and for attending meetings of our scientific advisory board.
(7)	Fees earned or paid in cash consist of: $19,100 as a non-Chairman board member, and an additional $5,000 for in-person attendance at the board meetings.
(8)	Fees earned or paid in cash consist of: $32,208 as the chairman of our board, an additional $4,000 for in-person attendance at the board meetings, $4,019 as the Chairman of the Nominating and Governance Committee, and $4,823 as a non-Chairman member of the Audit Committee.
(9)	Fees earned or paid in cash consist of: $16,076 as a non-Chairman board member, an additional $3,000 for in-person attendance at the board meetings, and $6,050 as the Chairman of the Compensation Committee.
(10)	Fees earned or paid in cash consist of: $16,076 as a non-Chairman board member, an additional $3,000 for in-person attendance at the board meetings, and $3,224 as a non-Chairman member of the Compensation Committee.

(11)	Fees earned or paid in cash consist of: $19,039 as a non-Chairman board member, an additional $5,000 for in-person attendance at the board meetings, and $2,411 as a non-Chairman member of the Nominating and Governance Committee.
(12)	Fees earned or paid in cash consist of: $16,100 as a non-Chairman board member, and an additional $4,000 for in-person attendance at the board meetings.

In June 2009, the board of directors adopted a director compensation policy, pursuant to which directors were compensated for their services on our board through March 11, 2010 as follows:

•

Upon the initial election to our board of directors and the date upon which such director was re-elected at our annual shareholders meeting, each non-employee director received an option to purchase 10,000 shares of common stock exercisable at the then fair market value of our common stock. These options expire ten years from the date of grant, subject to the director’s continued service on our board, and are fully exercisable on the first anniversary of the vesting commencement date. Pursuant to the terms of the option agreements governing the grants to our directors, in the event a director resigns from the board, the vesting of any options granted for service on the board ceases as of such date, and such director has a period of up to three months from the date of resignation to exercise any option granted as compensation for service on the board of directors to the extent vested on the date of resignation.

•

Our non-employee directors who (i) were not affiliated with a venture capital firm holding our preferred stock and (ii) did not themselves hold shares of our preferred stock were paid for their service on our board of directors as follows:

•	annual retainer fee of $15,000;

•	in-person attendance fee of $1,000 per meeting;

•	audit committee chairperson annual fee of $5,000; and

•	compensation committee chairperson annual fee of $5,000.

Each member of our board was also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she served.

In November 2009, we approved a new director compensation policy, which we amended in February 2010 and which became effective upon the consummation of our initial public offering in March 2010. This policy superseded the policy approved in June 2009. Under this policy, our non-employee directors were compensated as follows:

•

Upon the initial election to our board of directors, each non-employee director was eligible to receive an option to purchase 18,750 shares of common stock exercisable at the then fair market value of our common stock. Upon the date each director was re-elected at our annual shareholders meeting, such director received an option to purchase 12,500 shares of our common stock exercisable at the then fair market value of our common stock. These options expire ten years from the date of grant, subject to the director’s continued service on our board, and vest in twelve equal monthly installments commencing the 1st day of the month following the date of grant. Pursuant to the terms of the option agreements governing the grants to our directors, in the event a director resigns from the board, the vesting of any options granted for service on the board ceases as of such date, and such director has a period of up to three months from the date of resignation to exercise any option granted as compensation for service on the board of directors to the extent vested on the date of resignation.

•	Our non-employee directors were paid for their service on our board as follows:

•	annual retainer fee for the chairman of the board of $40,000;

•	annual retainer fee of $20,000 (other than chairperson);

•	in-person attendance fee for board meetings of $1,000 per meeting;

•	annual retainer fee for members of the audit committee (other than chairperson) of $6,000;

•	audit committee chairperson annual retainer fee of $12,500;

•	annual retainer fee for members of the compensation committee (other than chairperson) of $4,000;

•	compensation committee chairperson annual retainer fee of $7,500;

•	annual retainer fee for members of the nominating and governance committee (other than chairperson) of $3,000; and

•	nominating and governance committee chairperson annual retainer fee of $5,000.

Each annual fee was payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment was pro-rated for any portion of the quarter that the director was not serving on our board. Each non-employee director is also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she serves.

In February 2011, as part of its annual review of executive officer and director compensation, our board of directors amended our director compensation policy again to better align such director compensation practices with the practices of companies in our peer group, which included increasing the annual retainer fees paid to the chairman of our board, the chairman of our audit committee, and the chairman of our compensation committee, increasing the annual retainer fees paid to our board members and the additional fees paid to our member of our compensation committee; increasing the amount of options granted to newly elected members of our board of directors; and increasing the in-person attendance fee for board meetings. Accordingly, under our current director compensation policy, our non-employee directors are compensated as follows:

•

Upon the initial election to our board of directors, each non-employee director will receive an option to purchase 30,000 shares of common stock exercisable at the then fair market value of our common stock. Upon the date each director is re-elected at our annual shareholders meeting, such director will receive an option to purchase 12,500 shares of our common stock exercisable for a price per share equal to the then fair market value of our common stock. These options expire ten years from the date of grant, subject to the director’s continued service on our board, and vest in twelve equal monthly installments commencing the 1st day of the month following the date of grant. In the event a director resigns from the board, the vesting of any options granted for service on the board ceases as of such date, and such director has a period of up to three months from the date of resignation to exercise any option granted as compensation for service on the board of directors, to the extent vested on the date of resignation.

•	Our non-employee directors will be paid for their service on our board as follows:

•	annual retainer fee for the chairman of the board of $50,000;

•	annual retainer fee of $30,000 (other than chairperson);

•	in-person attendance fee for board meetings of $1,750 per meeting;

•	annual retainer fee for members of the audit committee (other than chairperson) of $6,000;

•	audit committee chairperson annual retainer fee of $15,000;

•	annual retainer fee for members of the compensation committee (other than chairperson) of $5,000;

•	compensation committee chairperson annual retainer fee of $10,000;

•	annual retainer fee for members of the nominating and governance committee (other than chairperson) of $3,000; and

•	nominating and governance committee chairperson annual retainer fee of $5,000.

Each annual fee is payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be pro-rated for any portion of the quarter that the director was not serving on our board. Each non-employee director is also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she serves.

Consulting Agreement with Dr. Ronald DePinho. We entered into a consulting arrangement with Dr. DePinho effective as of January 1, 2010 which we amended to extend the term through December 31, 2011, pursuant to which he provides scientific and business advice as well as attends meetings of our scientific advisory board. The consulting agreement may be terminated by either party upon 30 days written notice. Pursuant to his consulting agreement, Dr. DePinho receives an annual retainer of $100,000 payable in equal quarterly installments for his services. Dr. DePinho has received $100,000 for consulting services provided under this agreement for services in 2010.

Consulting Agreement with Dr. Raju Kucherlapati. We entered into a consulting agreement with Dr. Kucherlapati dated as of January 1, 2010, pursuant to which Dr. Kucherlapati is to provide scientific and business advice as well as attend meetings of our scientific advisory board. To date, Dr. Kucherlapati has not earned any fees for consulting services under this agreement.

Compensation Committee Interlocks and Insider Participation

During 2010, the members of our compensation committee were Nicholas Galakatos, Russell Hirsch and Kenneth Bate. No member of our compensation committee is or has been a current or former officer or employee of our company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a director or member of our compensation committee during the fiscal year ended December 31, 2010. For a description of transactions between us and members of the compensation committee and entities affiliated with such members, please see “Certain Relationships and Related Person Transactions.”

Compensation Committee Report

Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based upon such review and discussions, our compensation committee recommended to our board that such section be included in this Annual Report on Form 10-K.

By the compensation committee of the board of directors of AVEO,

Nicholas G. Galakatos, Chair

Russell Hirsch

Kenneth Bate

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF OUR COMMON STOCK

The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2011 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our current directors;

•	our named executive officers who served during the year ended December 31, 2010, named in the Summary Compensation table above; and

•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 35,857,858 shares of our common stock outstanding as of February 28, 2011. Except as otherwise set forth below, the address of each beneficial owner is c/o AVEO Pharmaceuticals, Inc., 75 Sidney Street, 4th Floor, Cambridge, Massachusetts 02139.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	+	Common Stock Underlying Options Exercisable Within 60 Days	=	Total Securities Beneficially Owned	Percentage of Shares Beneficially Owned
Holders of more than 5% of our voting securities
Entities affiliated with FMR LLC(1)	5,300,561		0		5,300,561	14.8%
Biogen Idec Inc.(2)	2,877,700		0		2,877,700	8.0%
Entities affiliated with MPM Capital(3)	2,208,961		19,375		2,228,336	6.2%
Entities affiliated with Highland Capital Partners(4)	1,989,748		0		1,989,748	5.5%
Entities affiliated with The Baupost Group, LLC(5)	2,000,000		0		2,000,000	5.6%
Directors and Named Executive Officers
Kenneth M. Bate	3,750		29,375		33,125	*
Douglas C. Cole(6)	569,474		19,375		588,849	1.6%
Ronald A. DePinho(7)	592,524		33,333		625,857	1.7%
Anthony B. Evnin(8)	1,152,052		19,375		1,171,427	3.3%
Nicholas G. Galakatos(9)	2,208,961		19,375		2,228,336	6.2%
Tuan Ha-Ngoc(10)	254,733		757,809		1,012,542	2.8%
Russell Hirsch(11)	1,289,483		19,375		1,308,858	3.6%
Raju Kucherlapati(12)	160,415		13,960		174,375	*
Kenneth E. Weg	41,592		19,375		60,967	*

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	+	Common Stock Underlying Options Exercisable Within 60 Days	=	Total Securities Beneficially Owned	Percentage of Shares Beneficially Owned
Robert C. Young(13)	2,250		16,125		18,375	*
Michael Bailey	4,000		312		4,312	*
Elan Ezickson	43,500		166,480		209,980	*
David Johnston	7,258		181,561		188,819	*
William Slichenmyer	6,000		64,559		70,559	*

All current executive officers and directors as a group (15 persons)	6,415,042	+	1,489,869	=	7,904,911	21.2%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,300,561 shares of common stock as a result of acting as investment adviser to various investment companies (the “Fidelity Funds”) registered under Section 8 of the Investment Company Act of 1940. Each of Edward C. Johnson III and FMR LLC, through its control of Fidelity and the Fidelity Funds has power to dispose of the shares owned by the Fidelity Funds. Through their ownership of voting common shares and a shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. Fidelity’s address is 82 Devonshire Street, Boston, Massachusetts 02109. For information regarding FMR LLC, we have relied on the Schedule 13G filed by FMR LLC with the SEC on November 10, 2010 and the Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2011.
(2)	Consists of 2,877,700 shares of common stock held by Biogen Idec Inc. (“Biogen Idec”). Biogen Idec is a publicly-traded corporation. Biogen Idec’s address is 133 Boston Post Road, Weston, MA 02493.
(3)	Consists of (a) 1,493,260 shares of common stock held by MPM Bioventures II-QP, L.P., or BV2QP, (b) 164,567 shares of common stock held by MPM Bioventures II L.P., or BV2LP, (c) 25,402 shares of common stock held by MPM Asset Management Investors 2002 BVII LLC, or INV02 (d) 525,732 shares of common stock held by MPM BioVentures GmbH &Co. Parallel-Beteiligungs KG, or BV2KG and (e) 19,375 shares of common stock issuable upon exercise of stock options held by Nicholas Galakatos. Dr. Galakatos, a member of our board of directors, is an investment manager of INV02 and may be deemed to have voting and investment power over shares held of record by INV02. MPM Asset Management II LLC is the sole general partner of MPM Asset Management II, L.P., which is the special limited partner of BV2KG and the sole general partner of BV2LP and BV2QP. Dr. Galakatos is an investment manager of MPM Asset Management II LLC, which has ultimate voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP, and he may be deemed to have voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP. Under the terms of the relevant operative agreements with MPM Capital, shares issuable upon exercise of the stock options are held by Dr. Galakatos for the benefit of MPM Capital and may only be exercised at the discretion of MPM Capital. Dr. Galakatos disclaims beneficial ownership over all such shares except to the extent of his pecuniary interest therein. The address of MPM Capital is 200 Clarendon Street, Boston, Massachusetts 02116.
(4)

Consists of (a) 1,245,527 shares of common stock held by Highland Capital Partners VI Limited Partnership, or Highland Capital VI, (b) 682,540 shares of common stock held by Highland Capital Partners VI-B Limited Partnership, or Highland Capital VI-B and (c) 61,681 shares of common stock held by Highland Entrepreneurs’ Fund VI Limited Partnership, or Highland Entrepreneurs’ Fund. Highland Management Partners VI Limited Partnership, or HMP, is the general partner of Highland Capital VI and Highland Capital VI-B. HEF VI Limited Partnership, or HEF, is the general partner of Highland

Entrepreneurs’ Fund. Highland Management Partners VI, Inc., or Highland Management, is the general partner of both HMP and HEF. Voting and investment power over all shares held by record by Highland Capital VI, Highland Capital VI-B and Highland Entrepreneurs’ Fund is shared by Robert F. Higgins, Paul A. Maeder, Daniel J. Nova, Robert J. Davis, Sean M. Dalton, Corey M. Mulloy and Fergal J. Mullen, the managing directors of Highland Management. The address of Highland Capital Partners is 92 Hayden Avenue, Lexington, Massachusetts 02421.

(5)	The Baupost Group, LLC, (“Baupost”) manager to Baupost Group Securities, L.L.C., and each of SAK Corp., the manager of Baupost, and Seth A. Klarman, the director of SAK Corp., may be deemed to share voting and investment power with respect to such shares. Baupost’s address is 10 St. James Avenue, Suite 1700, Boston, MA 02116. For information regarding Baupost, we have relied on the Schedule 13G filed by Baupost with the SEC on February 11, 2011.
(6)	Consists of (a) 32,459 shares of common stock held by AGTC Advisors Fund, L.P., or AGTC, (b) 537,015 shares of common stock held by Applied Genomic Technology Capital Fund, L.P., or AGTC Fund and (c) 19,375 shares of common stock issuable upon exercise of stock options. NewcoGen Group, Inc., or NewcoGen Inc., is the general partner of AGTC Partners, L.P., which is the general partner of each of AGTC and AGTC Fund. NewcoGen Inc. is a wholly-owned subsidiary of Flagship Ventures Management, Inc. Flagship Ventures General Partner LLC is the general partner of Flagship Ventures Management, Inc. Noubar B. Afeyan Ph.D. and Edwin M. Kania, Jr. are the directors of Flagship Ventures Management, Inc. and the managers of Flagship Ventures General Partners LLC and may be deemed to have beneficial ownership with respect to all shares held by AGTC and AGTC Fund. Dr. Cole, a member of our board of directors, disclaims beneficial ownership over shares held by AGTC and AGTC Fund.
(7)	Consists of (a) 250,012 shares of common stock, (b) 75,000 shares of common stock held by George D. Yancopoulos and his successors, as Trustee of The Ronald A. DePinho and Lynda Chin Family Trust, (c) 25,000 shares of common stock held by George Yancopoulos and his successors, as Trustee of The Ronald A. DePinho and Lynda Chin Family Trust, (d) 242,512 shares of common stock held by Dr. Chin, Dr. DePinho’s wife, (e) 29,375 shares of common stock issuable upon exercise of stock options and (f) 3,958 shares of common stock issuable upon exercise of stock options held by Dr. Chin. George Yancopoulos is the trustee of the trusts described above and he exercises sole voting and investment power over the shares held of record by such trusts.
(8)	Consists of (a) 917,569 shares of common stock held by Venrock Associates III, L.P., or VA3, (b) 206,452 shares of common stock held by Venrock Associates, L.P., or VA, (c) 22,938 shares of common stock held by Venrock Entrepreneurs Fund III, L.P., or VEF3, (d) 109 shares of common stock held by VEF Management III, LLC, or VEFM3, (e) 19,375 shares of common stock issuable upon exercise of a stock option and (f) 4,984 shares of common stock. Dr. Evnin, a member of our board of directors, is a general partner of VA, a New York limited partnership, and a member of Venrock Management III, LLC, or VM3 and VEFM3. Dr. Evnin expressly disclaims beneficial ownership over all shares held by VA, VA3, VEF3, VM3 and VEFM3, except to the extent of his indirect pecuniary interest therein. The stock options held by Dr. Evnin, and shares of common stock issuable upon exercise of such stock option, are held for the sole and exclusive benefit of VR Management, LLC, a Delaware limited liability company and an affiliate of VA, VA3, VEF3, VM3 and VEFM3. Dr. Evnin expressly disclaims beneficial ownership over such stock option and all shares of common stock issuable thereunder.
(9)	Consists of (a) 2,208,961 shares of common stock held by entities affiliated with MPM Capital and (b) 19,375 shares of common stock issuable upon exercise of stock options. Dr. Galakatos, a member of our board of directors, is an investment manager of INV02 and may be deemed to have voting and investment power over shares held of record by INV02. Dr. Galakatos is an investment manager of MPM Asset Management II LLC, which has ultimate voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP, and he may be deemed to have voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP. Under the terms of the relevant operative agreements with MPM Capital, shares issuable upon exercise of the stock option held by Dr. Galakatos are held for the benefit of MPM Capital and may only be exercised at the direction of MPM Capital. Dr. Galakatos disclaims beneficial ownership over all such shares except to the extent of his pecuniary interest therein.

(10)	Consists of (a) 170,329 shares of common stock held by Gabriel Schmergel, Trustee, or his successors in trust, of the Tuan Ha-Ngoc 2009 GRAT, (b) 84,404 shares of common stock, and (c) 757,809 shares of common stock issuable upon exercise of stock options. Gabriel Schmergel is the trustee of the trust described above and he exercises sole voting and investment over the shares held of record by such trust.
(11)	Consists of (a) 1,270,142 shares of common stock held by Prospect Ventures Partners II, L.P., or PVP II, (b) 19,341 shares of common stock held by Prospect Associates II, L.P., or PA II, and (b) 19,375 shares of common stock issuable upon exercise of stock options. Dr. Hirsch is a Managing Member of Prospect Management Company II, LLC, the respective General Partner of PVP II and PA II. The Managing Members of Prospect Management Company II, LLC, the respective General Partner of PVP II and PA II, share voting and investment power over the shares held by PVP II and PA II, but disclaim beneficial ownership, except to the extent of their pecuniary interest therein.
(12)	Consists of (a) 45,511 shares of common stock, (b) 19,053 shares of common stock held by Raju Kucherlapati as custodian for David Kucherlapati under the Massachusetts Uniform Transfers to Minors Act, (c) 42,078 shares of common stock held by Raju Kucherlapati c/f David Kucherlapati, (d) 3,773 shares of common stock held by Raju Kucherlapati Custodian FBO David Kucherlapati UTMA MA until age 21, (e) 50,000 shares of common stock held by Raju Kucherlapati Grantor Retained Annuity Trust No. 1 and (f) 13,960 shares of common stock issuable upon exercise of stock options. Dr. Kucherlapati, a member of our board of directors, is the trustee of the trusts described in this footnote and he exercises sole voting and investment power over the shares held of record by such trusts.
(13)	Consists of (a) 1,250 shares of common stock, (b) 16,125 shares of common stock issuable upon exercise of stock options and (c) 1,000 shares of common stock held by Ms. Young, Dr. Young’s wife.

Equity Compensation Plan Information

The following table sets forth information concerning the Company’s equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	3,605,718	6.44	1,696,292
Equity compensation plans not approved by security holders	—	—	—

Total	3,605,718	6.44	1,696,292

(1)	Includes 203,435 shares of common stock issuable under our 2010 Employee Stock Purchase Plan, all of which are issuable in connection with the current offering period which ends on June 30, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Since January 1, 2010, we have engaged in the following transactions with our directors, executive officers and stockholders that beneficially own more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and stockholders that beneficially own more than 5% of our voting securities.

Effective as of January 1, 2010, we entered into a consultation and scientific advisory board agreement with Lynda Chin, an immediate family member of Ronald DePinho. Pursuant to the agreement, which we amended in March 2011 to extend the term through December 31, 2011, Dr. Chin provides scientific and business advice, as well as attends meetings of our scientific advisory board. The agreement may be terminated by either party upon 30 days written notice. To date, Dr. Chin has received $62,500 pursuant to her consulting arrangement with us.

On November 3, 2010, we sold 4.5 million shares of our common stock to accredited investors in a private placement at a purchase price of $13.50 per share for total gross proceeds of $60.75 million. Upon the closing of the private placement, Baupost Group Securities, LLC became a beneficial owner of more than 5% of our voting securities and certain funds registered under Section 8 of the Investment Company Act of 1940 and beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC, also known as Fidelity Investments, which, prior to the sale of the shares of our common stock in the private placement, beneficially owned approximately 12.3% of our voting securities, became a beneficial owner of more than 14% of our voting securities. The table below sets forth the number of shares of our common stock sold to our stockholders that beneficially own more than 5% of our voting securities and their affiliates and immediate family members in connection with the private placement:

Name	Number of Shares of Common Stock	Aggregate Purchase Price ($)
Variable Insurance Products Fund II: Contrafund Portfolio(1)	107,096	$1,445,796.00
Fidelity Advisor Series I: Fidelity Advisor Balanced Fund(1)	3,908	$52,758.00
Fidelity Devonshire Trust: Fidelity Series All-Sector Equity Fund(1)	61,752	$833,652.00
Fidelity Puritan Trust: Fidelity Balanced Fund(1)	77,244	$1,042,794.00
Fidelity Destiny Portfolios: Fidelity Advisor Capital Development Fund(1)	404,600	$5,462,100.00
Fidelity Securities Fund: Fidelity Dividend Growth Fund(1)	290,609	$3,923,221.50
Fidelity Advisor Series I: Fidelity Advisor Dividend Growth Fund(1)	27,497	$371,209.50
Fidelity Advisor Series VII: Fidelity Advisor Health Care Fund(1)	28,715	$387,652.50
Variable Insurance Products Fund IV: Health Care Portfolio(1)	4,421	$59,683.50
Fidelity Central Investment Portfolios LLC: Fidelity Health Care Central Fund(1)	51,392	$693,792.00
Variable Insurance Products Fund III: Balanced Portfolio(1)	39,037	$526,999.50
Fidelity Select Portfolios: Health Care Portfolio(1)	117,323	$1,583,860.50
Baupost Group Securities, LLC	2,000,000	$27,000,000.00

Total	3,213,594	$43,383,519.00

(1)	Stockholder is affiliated with Fidelity Investments.

Agreements With Our Stockholders

We previously entered into an investor rights agreement with holders of registrable securities (as such term is defined in our investor rights agreement) and warrants to purchase shares of such registrable securities. The investor rights agreement provides, among other things, that such holders have the right to (a) demand that we file a registration statement, subject to certain limitations, and (b) request that their shares be covered by a registration statement that we are otherwise filing.

In connection with our private placement of 4.5 million shares of our common stock to accredited investors on November 3, 2010, we entered into a securities purchase agreement and a registration rights agreement on October 28, 2010 with such accredited investors.

Executive Compensation and Employment Arrangements

Please see “Executive and Director Compensation” above for information on compensation arrangements with our executive officers, including option grants and agreements with executive officers.

Director Compensation

Please see “Executive and Director Compensation” above for information on compensation arrangements for our directors generally and for information on our consulting arrangements with Dr. DePinho and Dr. Kucherlapati. From January 1, 2010 to date, Dr. DePinho has received $125,000 under his consulting arrangements with us. Additionally, from January 1, 2010 to date, Dr. Kucherlapati has not received any compensation under his consulting arrangements with us.

Policies and Procedures for Related Person Transactions

In March 2010, our board of directors adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000 and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Vice President, Corporate Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the audit committee of our board of directors. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unaffiliated third party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our charter or by-laws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

Board Determination of Independence

Rule 5605 of the NASDAQ Marketplace Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In March 2011, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that none of Kenneth Bate, Douglas Cole, Anthony Evnin, Nicholas Galakatos, Russell Hirsch, Raju Kucherlapati, and Robert Young, representing seven of our ten directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. In making such determination, the board of directors considered the relationships that each such non-employee director has with our company and other facts and circumstances the board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. With respect to Dr. Kucherlapati, the board of directors took into consideration the fact that the company entered into a consulting agreement with him dated as of January 1, 2010.

ITEM 14.	Principal Accounting Fees and Services

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2010	2009
Audit Fees(1)	$615,480	$645,312
Audit Related Fees	—	—
Tax Fees(2)	42,711	—
All Other Fees(3)	1,810	1,280

Total Fees	$660,001	$646,592

(1)	“Audit Fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.
(2)	“Tax Fees” consist of fees for tax advice and tax services related to: (1) the application for grants with respect to certain of our qualifying research and development programs under the Qualifying Therapeutic Discovery Grant Program by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010, (2) supply chain intellectual property considerations and (3) US, UK and Japanese tax considerations relating to a collaboration and license agreement.
(3)	“All Other Fees” represent payment for access to the Ernst & Young LLP on-line accounting research database.

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The list of Exhibits filed as part of this report are set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: April 1, 2011	By:	/S/ TUAN HA-NGOC
Tuan Ha-Ngoc President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TUAN HA-NGOC Tuan Ha-Ngoc	President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2011

/S/ DAVID B. JOHNSTON David B. Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2011

/S/ KENNETH M. BATE Kenneth M. Bate	Director	April 1, 2011

/S/ DOUGLAS G. COLE Douglas G. Cole	Director	April 1, 2011

/S/ RONALD A. DEPINHO Ronald A. DePinho	Director	April 1, 2011

/S/ ANTHONY B. EVNIN Anthony B. Evnin	Director	April 1, 2011

/S/ NICHOLAS GALAKATOS Nicholas Galakatos	Director	April 1, 2011

/S/ RUSSELL HIRSCH Russell Hirsch	Director	April 1, 2011

/S/ RAJU KUCHERLAPATI Raju Kucherlapati	Director	April 1, 2011

/S/ KENNETH E. WEG Kenneth E. Weg	Director	April 1, 2011

/S/ ROBERT C. YOUNG Robert C. Young	Director	April 1, 2011

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	2010 Stock Incentive Plan	S-1/A	333-163778	02/23/2010	10.5

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/11/2011	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	Amended and Restated Employment Agreement, dated as of December 19, 2008, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.9

10.11	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.10

10.12	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Elan Z. Ezickson	S-1	333-163778	12/16/2009	10.11

10.13	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Jeno Gyuris	S-1	333-163778	12/16/2009	10.12

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.14	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and David B. Johnston	S-1	333-163778	12/16/2009	10.13

10.15	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and William Slichenmyer	S-1	333-163778	12/16/2009	10.14

10.16	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.17	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/10	10.1

10.18	Consulting Agreement, executed November 4, 2010 and effective as of January 1, 2010, by and between the Registrant and Ronald DePinho	10-Q	001-34655	11/05/10	10.2

10.19	Consultation and Scientific Advisory Board Agreement, effective as of January 1, 2010, by and between the Registrant and Lynda Chin	10-K	001-34655	03/11/2011	10.19

	Material Contracts—Financing Agreements

10.20	Loan and Security Agreement dated May 28, 2010 by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/04/10	10.1

	Material Contracts—Leases

10.21	Sublease, dated as of July 2004, by and between the Registrant and Millennium Pharmaceuticals, Inc.	S-1	333-163778	12/16/2009	10.19

10.22	Sublease, dated as of September 2, 2008, by and between the Registrant and Alkermes, Inc.	S-1	333-163778	12/16/2009	10.20

	Material Contracts—License and Strategic Partnership Agreements

10.23†	Exclusive License Agreement, dated as of March 19, 2002, by and between the Registrant and Dana-Farber Cancer Institute, Inc., as amended on January 1, 2003 and July 22, 2003	S-1	333-163778	12/16/2009	10.21

10.24†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.25†	First Amended and Restated License and Research Collaboration Agreement, dated as of April 13, 2005, by and between the Registrant and Merck & Co., Inc.	S-1/A	333-163778	03/09/2010	10.24

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.26†	License and Research Collaboration Agreement, dated as of August 30, 2005, by and between the Registrant and Merck & Co., Inc., as amended by Letter Amendment, dated March 5, 2007, as amended by Amendment No. 1, dated August 12, 2007	S-1	333-163778	12/16/2009	10.24

10.27†	Research, Development and License Agreement, dated as of March 23, 2007, by and between the Registrant and Schering Corporation, acting through its Schering-Plough Research Institute division	S-1	333-163778	12/16/2009	10.25

10.28†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.29†	Amended and Restated Collaboration and License Agreement, dated as of July 16, 2009, by and between the Registrant and OSI Pharmaceuticals, Inc., as amended by the First Amendment, dated as of February 23, 2010	S-1/A 10-Q	001-34655 001-34655	03/09/2010 08/06/2010	10.28 10.1

10.30†	Collaboration and License Agreement, dated February 16, 2011, by and among the Registrant, AVEO Pharma Limited, Astellas Pharma Inc., Astellas US LLC and Astellas Pharma Europe Limited	10-K	001-34655	03/11/2011	10.30

	Material Contracts—Miscellaneous

10.31	Securities Purchase Agreement, among the Registrant and the Purchasers thereto, dated October 28, 2010	8-K	001-34655	11/3/2010	10.1

10.32	Registration Rights Agreement, between the Registrant and the Holders thereto, dated October 28, 2010	8-K	001-34655	11/3/2010	10.2

10.33	Registration Rights Agreement dated June 23, 2010 by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/29/10	10.1

10.34	Warrant dated as of June 2, 2010 issued by the Registrant to Hercules Technology II, L.P.	8-K	001-34655	06/04/10	10.2

10.35	Warrant dated as of June 2, 2010 issued by the Registrant to Hercules Technology III, L.P.	8-K	001-34655	06/04/10	10.3

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.36	Fourth Amended and Restated Investor Rights Agreement dated March 18, 2009 by and among the Registrant and the Purchasers named therein	S-1	333-163778	12/16/2009	10.28

10.37	Warrant Agreement to Purchase Shares of Preferred Stock, issued to Hercules Technology Growth Capital, Inc., March 29, 2006	S-1	333-163778	12/16/2009	10.30

10.38	Warrant Agreement to Purchase Shares of Stock, issued to Hercules Technology Growth Capital, Inc., May 15, 2008	S-1	333-163778	12/16/2009	10.31

10.39	Warrant Agreement to Purchase Shares of Stock, issued to Comerica Bank, May 15, 2008 (assigned to Comerica Ventures Incorporated)	S-1	333-163778	12/16/2009	10.32

	Additional Exhibits

21.1	Subsidiaries of the Registrant	10-K	001-34655	03/11/2011	21.1

23.1	Consent of Ernst & Young LLP	10-K	001-34655	03/11/2011	23.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	03/11/2011	31.1

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	03/11/2011	31.2

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-34655	03/11/2011	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-34655	03/11/2011	32.2

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.