Form 10-K/A
period 2010-12-31
AVEO PHARMACEUTICALS INC
filed 2011-04-12
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2011: 35,857,858

AVEO PHARMACEUTICALS, INC.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) amends AVEO Pharmaceuticals, Inc.’s (“AVEO”, “we”, “our”, “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on April 4, 2011 (collectively, the “Original Filing”). We are filing this Amendment No. 2 for the purpose of updating the information required in Part III of Form 10-K to reflect the election of our new director. Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Filing, and we have not updated disclosures included therein to reflect any subsequent events.

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

Name	Age	Position
Kenneth M. Bate(1)(2)	60	Director
Douglas G. Cole, M.D.(1)(4)	50	Director
Ronald A. DePinho, M.D.	56	Director
Anthony B. Evnin, Ph.D.(1)(3)	70	Director (Chairman of the Board)
Nicholas G. Galakatos(2)	53	Director
Tuan Ha-Ngoc	59	President, Chief Executive Officer and Director
Russell Hirsch, M.D., Ph.D.(2)(4)	48	Director
Raju Kucherlapati, Ph.D.(3)	68	Director
Henri A. Termeer	65	Director
Kenneth E. Weg	72	Director
Robert C. Young, M.D.(3)	71	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Not standing for re-election at our 2011 annual meeting of stockholders.

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

Nicholas G. Galakatos, Ph.D., age 53, has served as a director since March 2002. He is a co-founder and Managing Director of Clarus Ventures, a global venture capital firm focused in the life sciences, since Clarus’ inception in 2005. He is also a General Partner of the MPM BioVentures II and MPM BioVentures III funds since 2000. From 1997 to 2000 Dr. Galakatos served as Vice President, New Business at Millennium Pharmaceuticals, Inc. He was a founder and Chairman of TransForm Pharmaceuticals and a founder of Millennium Predictive Medicine. He serves on the boards of a number of private companies, including Aerovance Inc., Link Medicine Corporation, Nanostring Technologies, Inc., Ophthotech, Inc. and Portola Pharmaceuticals, Inc. During the last five years, Dr. Galakatos has served as a member of the board of directors of Cornerstone Therapeutics, Inc. (formerly Critical Therapeutics, Inc.) and Affymax, Inc. where he was the Lead Director. He holds a B.A. in chemistry from Reed College and a Ph.D. in organic chemistry from the Massachusetts Institute of Technology. We believe Dr. Galakatos’ qualifications to sit on our board of directors include his substantial experience as an investor in, and director of, early stage biopharmaceutical companies such as TransForm Pharmaceuticals and Affymax, Inc., as well as his expertise in corporate strategy in a public biopharmaceutical company, particularly as Vice President, New Business at Millennium Pharmaceuticals.

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

Henri A. Termeer, age 65, has served as President and a Director of Genzyme Corporation since 1983, its Chief Executive Officer since 1985 and as its Chairman of the Board since 1988. In 2008, he was appointed to Massachusetts Governor Deval Patrick’s Council of Economic Advisors, and he is a co-chair of the Leadership Council of the Massachusetts Life Sciences Collaborative. Mr. Termeer is also Chairman Emeritus of the New England Healthcare Institute, a nonprofit, applied research health policy organization he was instrumental in founding. He served on the board of directors of the Pharmaceutical Research and Manufacturers of America from 1997 through 2011. Mr. Termeer is also Chairman of the Federal Reserve Bank of Boston’s board of directors, a board member of ABIOMED Inc., and a board member of Massachusetts Institute of Technology Corporation. He is a director of Massachusetts General Hospital, a board member of Partners HealthCare and a member of the Board of Fellows of Harvard Medical School. We believe that Mr. Termeer’s senior executive experience in developing and managing Genzyme Corporation, a leading global public biotechnology company, and his deep industry experience qualify him to serve as a member of our Board of Directors.

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

OWNERSHIP OF OUR COMMON STOCK

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2011 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

•	each of our current directors and director nominees;

•	our named executive officers who served during the year ended December 31, 2010, named in the Summary Compensation table above; and

•	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	+	Common Stock Underlying Options Exercisable Within 60 Days	=	Total Securities Beneficially Owned	Percentage of Shares Beneficially Owned
Holders of more than 5% of our voting securities
Entities affiliated with FMR LLC(1)	5,300,561		0		5,300,561	14.8%
Biogen Idec Inc.(2)	2,877,700		0		2,877,700	8.0%
Entities affiliated with MPM Capital(3)	2,208,961		19,375		2,228,336	6.2%
Entities affiliated with Highland Capital Partners(4)	1,989,748		0		1,989,748	5.5%
Entities affiliated with The Baupost Group, LLC(5)	2,000,000		0		2,000,000	5.6%
Directors and Named Executive Officers
Kenneth M. Bate	3,750		29,375		33,125	*
Douglas C. Cole(6)	569,474		19,375		588,849	1.6%
Ronald A. DePinho(7)	592,524		33,333		625,857	1.7%
Anthony B. Evnin(8)	1,152,052		19,375		1,171,427	3.3%
Nicholas G. Galakatos(9)	2,208,961		19,375		2,228,336	6.2%
Tuan Ha-Ngoc(10)	254,733		757,809		1,012,542	2.8%
Russell Hirsch(11)	1,289,483		19,375		1,308,858	3.6%
Raju Kucherlapati(12)	160,415		13,960		174,375	*
Henri A. Termeer	0		0		0	*
Kenneth E. Weg	41,592		19,375		60,967	*

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	+	Common Stock Underlying Options Exercisable Within 60 Days	=	Total Securities Beneficially Owned	Percentage of Shares Beneficially Owned
Robert C. Young(13)	2,250		16,125		18,375	*
Michael Bailey	4,000		312		4,312	*
Elan Ezickson	43,500		166,480		209,980	*
David Johnston	7,258		181,561		188,819	*
William Slichenmyer	6,000		64,559		70,559	*

All current executive officers and directors as a group (16 persons)	6,415,042	+	1,489,869	=	7,904,911	21.2%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 5,300,561 shares of common stock as a result of acting as investment adviser to various investment companies (the “Fidelity Funds”) registered under Section 8 of the Investment Company Act of 1940. Each of Edward C. Johnson III and FMR LLC, through its control of Fidelity and the Fidelity Funds has power to dispose of the shares owned by the Fidelity Funds. Through their ownership of voting common shares and a shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson III, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. Fidelity’s address is 82 Devonshire Street, Boston, Massachusetts 02109. For information regarding FMR LLC, we have relied on the Schedule 13G filed by FMR LLC with the SEC on November 10, 2010 and the Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2011.
(2)	Consists of 2,877,700 shares of common stock held by Biogen Idec Inc. (“Biogen Idec”). Biogen Idec is a publicly-traded corporation. Biogen Idec’s address is 133 Boston Post Road, Weston, MA 02493.
(3)	Consists of (a) 1,493,260 shares of common stock held by MPM Bioventures II-QP, L.P., or BV2QP, (b) 164,567 shares of common stock held by MPM Bioventures II L.P., or BV2LP, (c) 25,402 shares of common stock held by MPM Asset Management Investors 2002 BVII LLC, or INV02 (d) 525,732 shares of common stock held by MPM BioVentures GmbH &Co. Parallel-Beteiligungs KG, or BV2KG and (e) 19,375 shares of common stock issuable upon exercise of stock options held by Nicholas Galakatos. Dr. Galakatos, a member of our board of directors, is an investment manager of INV02 and may be deemed to have voting and investment power over shares held of record by INV02. MPM Asset Management II LLC is the sole general partner of MPM Asset Management II, L.P., which is the special limited partner of BV2KG and the sole general partner of BV2LP and BV2QP. Dr. Galakatos is an investment manager of MPM Asset Management II LLC, which has ultimate voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP, and he may be deemed to have voting and investment power over shares held of record by BV2KG, BV2LP and BV2QP. Under the terms of the relevant operative agreements with MPM Capital, shares issuable upon exercise of the stock options are held by Dr. Galakatos for the benefit of MPM Capital and may only be exercised at the discretion of MPM Capital. Dr. Galakatos disclaims beneficial ownership over all such shares except to the extent of his pecuniary interest therein. The address of MPM Capital is 200 Clarendon Street, Boston, Massachusetts 02116.
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

In March 2011 and April 2011, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that none of Kenneth Bate, Douglas Cole, Anthony Evnin, Nicholas Galakatos, Russell Hirsch, Raju Kucherlapati, Henri Termeer and Robert Young, representing eight of our eleven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. In making such determination, the board of directors considered the relationships that each such non-employee director has with our company and other facts and circumstances the board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director. With respect to Dr. Kucherlapati, the board of directors took into consideration the fact that the company entered into a consulting agreement with him dated as of January 1, 2010 and determined that the existence of such consulting agreement did not result in a relationship with Dr. Kucherlapati that would interfere with his exercise of independent judgment in carrying out the responsibilities as a director because, among other things, to date Dr. Kucherlapati has received no remuneration under such agreement and any future remuneration is based upon a per diem rate and is not expected to be significant.

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

AVEO PHARMACEUTICALS, INC.

Date: April 12, 2011	By:	/S/ TUAN HA-NGOC
Tuan Ha-Ngoc President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TUAN HA-NGOC Tuan Ha-Ngoc	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2011

/S/ DAVID B. JOHNSTON David B. Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2011

/S/ KENNETH M. BATE Kenneth M. Bate	Director	April 12, 2011

/S/ DOUGLAS G. COLE Douglas G. Cole	Director	April 12, 2011

/S/ RONALD A. DEPINHO Ronald A. DePinho	Director	April 12, 2011

/S/ ANTHONY B. EVNIN Anthony B. Evnin	Director	April 12, 2011

/S/ NICHOLAS GALAKATOS Nicholas Galakatos	Director	April 12, 2011

/S/ RUSSELL HIRSCH Russell Hirsch	Director	April 12, 2011

/S/ RAJU KUCHERLAPATI Raju Kucherlapati	Director	April 12, 2011

Henri Termeer	Director

/S/ KENNETH E. WEG Kenneth E. Weg	Director	April 12, 2011

/S/ ROBERT C. YOUNG Robert C. Young	Director	April 12, 2011

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	2010 Stock Incentive Plan	S-1/A	333-163778	02/23/2010	10.5

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/11/2011	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	Amended and Restated Employment Agreement, dated as of December 19, 2008, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.9

10.11	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.10

10.12	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Elan Z. Ezickson	S-1	333-163778	12/16/2009	10.11

10.13	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Jeno Gyuris	S-1	333-163778	12/16/2009	10.12

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.14	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and David B. Johnston	S-1	333-163778	12/16/2009	10.13

10.15	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and William Slichenmyer	S-1	333-163778	12/16/2009	10.14

10.16	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.17	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/10	10.1

10.18	Consulting Agreement, executed November 4, 2010 and effective as of January 1, 2010, by and between the Registrant and Ronald DePinho	10-Q	001-34655	11/05/10	10.2

10.19	Consultation and Scientific Advisory Board Agreement, effective as of January 1, 2010, by and between the Registrant and Lynda Chin	10-K	001-34655	03/11/2011	10.19

	Material Contracts—Financing Agreements

10.20	Loan and Security Agreement dated May 28, 2010 by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/04/10	10.1

	Material Contracts—Leases

10.21	Sublease, dated as of July 2004, by and between the Registrant and Millennium Pharmaceuticals, Inc.	S-1	333-163778	12/16/2009	10.19

10.22	Sublease, dated as of September 2, 2008, by and between the Registrant and Alkermes, Inc.	S-1	333-163778	12/16/2009	10.20

	Material Contracts—License and Strategic Partnership Agreements

10.23†	Exclusive License Agreement, dated as of March 19, 2002, by and between the Registrant and Dana-Farber Cancer Institute, Inc., as amended on January 1, 2003 and July 22, 2003	S-1	333-163778	12/16/2009	10.21

10.24†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.25†	First Amended and Restated License and Research Collaboration Agreement, dated as of April 13, 2005, by and between the Registrant and Merck & Co., Inc.	S-1/A	333-163778	03/09/2010	10.24

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.26†	License and Research Collaboration Agreement, dated as of August 30, 2005, by and between the Registrant and Merck & Co., Inc., as amended by Letter Amendment, dated March 5, 2007, as amended by Amendment No. 1, dated August 12, 2007	S-1	333-163778	12/16/2009	10.24

10.27†	Research, Development and License Agreement, dated as of March 23, 2007, by and between the Registrant and Schering Corporation, acting through its Schering-Plough Research Institute division	S-1	333-163778	12/16/2009	10.25

10.28†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.29†	Amended and Restated Collaboration and License Agreement, dated as of July 16, 2009, by and between the Registrant and OSI Pharmaceuticals, Inc., as amended by the First Amendment, dated as of February 23, 2010	S-1/A 10-Q	001-34655 001-34655	03/09/2010 08/06/2010	10.28 10.1

10.30†	Collaboration and License Agreement, dated February 16, 2011, by and among the Registrant, AVEO Pharma Limited, Astellas Pharma Inc., Astellas US LLC and Astellas Pharma Europe Limited	10-K	001-34655	03/11/2011	10.30

	Material Contracts—Miscellaneous

10.31	Securities Purchase Agreement, among the Registrant and the Purchasers thereto, dated October 28, 2010	8-K	001-34655	11/3/2010	10.1

10.32	Registration Rights Agreement, between the Registrant and the Holders thereto, dated October 28, 2010	8-K	001-34655	11/3/2010	10.2

10.33	Registration Rights Agreement dated June 23, 2010 by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/29/10	10.1

10.34	Warrant dated as of June 2, 2010 issued by the Registrant to Hercules Technology II, L.P.	8-K	001-34655	06/04/10	10.2

10.35	Warrant dated as of June 2, 2010 issued by the Registrant to Hercules Technology III, L.P.	8-K	001-34655	06/04/10	10.3

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.36	Fourth Amended and Restated Investor Rights Agreement dated March 18, 2009 by and among the Registrant and the Purchasers named therein	S-1	333-163778	12/16/2009	10.28

10.37	Warrant Agreement to Purchase Shares of Preferred Stock, issued to Hercules Technology Growth Capital, Inc., March 29, 2006	S-1	333-163778	12/16/2009	10.30

10.38	Warrant Agreement to Purchase Shares of Stock, issued to Hercules Technology Growth Capital, Inc., May 15, 2008	S-1	333-163778	12/16/2009	10.31

10.39	Warrant Agreement to Purchase Shares of Stock, issued to Comerica Bank, May 15, 2008 (assigned to Comerica Ventures Incorporated)	S-1	333-163778	12/16/2009	10.32

	Additional Exhibits

21.1	Subsidiaries of the Registrant	10-K	001-34655	03/11/2011	21.1

23.1	Consent of Ernst & Young LLP	10-K	001-34655	03/11/2011	23.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	03/11/2011	31.1

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	03/11/2011	31.2

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	04/04/2011	31.3

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	04/04/2011	31.4

31.5	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.6	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-34655	03/11/2011	32.1

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-34655	03/11/2011	32.2

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.