Form 10-Q
period 2011-06-30
AVEO PHARMACEUTICALS INC
filed 2011-08-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2011: 43,100,459

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$81,013	$45,791
Marketable securities	183,295	94,407
Accounts receivable	28,770	391
Prepaid expenses and other current assets	9,294	4,864

Total current assets	302,372	145,453
Marketable securities	32,476	—
Property and equipment, net	5,008	4,532
Other assets	230	456
Restricted cash	705	607

Total assets	$340,791	$151,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,938	$9,247
Accrued expenses	10,277	10,121
Loans payable, net of discount	6,039	5,766
Deferred revenue	2,230	16,693
Other liabilities	1,249	—
Deferred rent	268	266

Total current liabilities	33,001	42,093
Loans payable, net of current portion and discount	17,815	17,636
Deferred revenue, net of current portion	20,331	16,509
Deferred rent, net of current portion	446	553
Other liabilities	1,238	2,487
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.001 par value: 100,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 42,901 and 35,604 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	424,732	308,268
Accumulated other comprehensive income (loss)	64	(20)
Accumulated deficit	(156,879)	(236,514)

Total stockholders’ equity	267,960	71,770

Total liabilities and stockholders’ equity	$340,791	$151,048

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaboration revenue	$26,554	$15,622	$160,168	$26,503

Operating expenses:
Research and development	25,078	25,997	63,095	48,615
General and administrative	6,371	3,835	15,599	6,588

	31,449	29,832	78,694	55,203

Income (loss) from operations	(4,895)	(14,210)	81,474	(28,700)

Other income and expense:
Other income (expense), net	11	(582)	(45)	130
Interest expense	(946)	(725)	(1,958)	(1,332)
Interest income	99	28	164	35

Other (expense) income, net	(836)	(1,279)	(1,839)	(1,167)

Net income (loss)	$(5,731)	$(15,489)	$79,635	$(29,867)

Basic net income (loss) per share
Net income (loss)	$(0.16)	$(0.50)	$2.19	$(1.60)

Weighted average number of common shares outstanding	36,849	30,822	36,318	18,649

Diluted net income (loss) per share
Net income (loss)	$(0.16)	$(0.50)	$2.09	$(1.60)

Weighted average number of common shares and dilutive common share equivalents outstanding	36,849	30,822	38,120	18,649

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$79,635	$(29,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	765	643
Stock-based compensation	2,593	1,914
Non-cash interest expense	462	893
Deferred rent	(105)	(73)
Loss on disposal of property and equipment	—	1
Remeasurement of warrants to purchase convertible preferred stock	—	(713)
Amortization of premium on investments	1,633	22
Changes in operating assets and liabilities:
Accounts receivable	(28,379)	280
Prepaid expenses and other current assets	(4,441)	(4,637)
Other noncurrent assets	226	1,320
Restricted cash	(98)	—
Accounts payable	3,691	3,477
Accrued expenses	156	316
Deferred revenue	(10,641)	(2,508)

Net cash provided by (used in) operating activities	45,497	(28,932)
Investing activities
Purchases of property and equipment	(1,241)	(408)
Purchases of marketable securities	(200,749)	(77,021)
Proceeds from maturities and sales of marketable securities	77,836	6,000

Net cash used in investing activities	(124,154)	(71,429)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	112,165	80,309
Proceeds from exercise of stock options and issuance of common stock	1,714	502
Proceeds from refinancing of loans payable	—	7,555
Principal payments on loans payable	—	(3,278)

Net cash provided by financing activities	113,879	85,088

Net increase (decrease) in cash and cash equivalents	35,222	(15,273)

Cash and cash equivalents at beginning of period	45,791	45,290
Cash and cash equivalents at end of period	$81,013	$30,017

Supplemental cash flow and noncash investing and financing
Issuance of warrants in conjunction with loan	$—	$780
Cash paid for interest	$1,504	$914
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, which the Company recently partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is designed to provide an optimal blockade of the vascular endothelial growth factor, or VEGF, pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiary.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 11, 2011.

(3) Significant Accounting Policies

Basic and Diluted Income (Loss) per Common Share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (ASC 260), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Preferred shares are not included in the calculation of net income (loss) per share until their conversion to common shares. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation in the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2010 because their effect is anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)
Basic earnings per share
Net income (loss)	$(5,731)	$(15,489)	$79,635	$(29,867)
Income allocated to participating securities	—	—	(113)	—

Income (loss) available to common stockholders	(5,731)	(15,489)	79,522	(29,867)

Basic weighted average common shares outstanding	36,849	30,822	36,318	18,649
Basic earnings (loss) per share	$(0.16)	$(0.50)	$2.19	$(1.60)

Diluted earnings per share
Net income (loss)	$(5,731)	$(15,489)	$79,635	$(29,867)
Income allocated to participating securities	—	—	(103)	—

Income (loss) available to common stockholders	(5,731)	(15,489)	79,532	(29,867)
Weighted average common shares outstanding	36,849	30,822	36,318	18,649
Diluted potential common shares	—	—	1,802	—

Diluted weighted average common shares and potential common shares	36,849	30,822	38,120	18,649
Diluted earnings (loss) per share	$(0.16)	$(0.50)	$2.09	$(1.60)

Stock-Based Compensation

The fair value of all stock-based awards is recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of FASB ASC Topic 718, Stock Compensation. During the three and six months ended June 30, 2011 and 2010, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and development	$583	$421	$1,130	$779
General and administrative	828	677	1,463	1,135

	$1,411	$1,098	$2,593	$1,914

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2011 and December 31, 2010 consist of money market funds, commercial paper, corporate bonds and U.S. government agency securities.

Marketable Securities

Marketable securities at June 30, 2011 and December 31, 2010 primarily consist of U.S. treasuries, U.S. government agency securities, a foreign government agency security, commercial paper and corporate debt maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have original maturities at the date of purchase in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2011 and 2010.

Available-for-sale securities at June 30, 2011 and December 31, 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011:
Corporate debt securities (Due within 1 year)	$138,623	$125	$(42)	$138,706
Corporate debt security (Due after 1 year through 2 years)	5,119	—	(25)	5,094
U.S. Treasuries (Due within 1 year)	7,101	5	—	7,106
Government agency securities (Due within 1 year)	33,437	3	(1)	33,439
Government agency securities (Due after 1 year through 2 years)	27,384	9	(11)	27,382
Foreign government agency security (Due within 1 year)	4,043	1	—	4,044

	$215,707	$143	$(79)	$215,771

December 31, 2010:
Corporate debt securities (Due within 1 year)	$71,615	$19	$(27)	$71,607
U.S. Treasury (Due within 1 year)	5,178	—	(1)	5,177
Government agency securities (Due within 1 year)	13,503	—	(6)	13,497
Foreign government agency security (Due within 1 year)	4,131	—	(5)	4,126

	$94,427	$19	$(39)	$94,407

The aggregate fair value of securities in an unrealized loss position for less than 12 months at June 30, 2011 was $65.4 million, representing twenty nine securities. The aggregate fair value of securities in an unrealized loss position for greater than 12 months at June 30, 2011 was $21.5 million, representing four securities. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at June 30, 2011 and December 31, 2010 consists of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
June 30, 2011:
Corporate debt securities (Due within 1 year)	$55,666	$(42)
Corporate debt security (Due after 1 year through 2 years)	5,094	(25)
Government agency securities (Due within 1 year)	9,754	(1)
Government agency securities (Due after 1 year through 2 years)	16,372	(11)

	$86,886	$(79)

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010:
Corporate debt securities (Due in less than 1 year)	$27,536	$(27)
U.S. Treasury (Due in less than 1 year)	5,177	(1)
Government agency securities (Due in less than 1 year)	13,497	(6)
Foreign government agency security (Due in less than 1 year)	4,126	(5)

	$50,336	$(39)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at June 30, 2011.

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

Fair Value Measurements

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable, accounts payable, and loans payable, approximate their fair values at June 30, 2011 and December 31, 2010.

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$71,622	$6,206	$—	$77,828
Marketable securities	7,105	208,666	—	215,771

	$78,727	$214,872	$—	$293,599

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,767	$14,015	$—	$42,782
Marketable securities	5,177	89,230	—	94,407

	$33,944	$103,245	$—	$137,189

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through June 30, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) as of June 30, 2011 and 2010 consists entirely of unrealized gains/(losses) on available-for-sale securities.

	Six months Ended June 30,
	2011	2010
	(in thousands)
Net income (loss)	$79,635	$(29,867)
Net unrealized gains on marketable securities	84	16

Comprehensive income (loss)	$79,719	$(29,851)

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

New Accounting Pronouncements

Effective January 1, 2011, the Company adopted ASU 2009-13, which amends ASC Topic 605-25 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU 2009-13, ASC Topic 605-25 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to the adoption of ASU 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. The Company has elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after January 1, 2011. The adoption of ASU 2009-13 had a material impact on the Company’s financial position and results of operations for the three and six months ended June 30, 2011 as discussed in Note 4, “Collaborations and License Agreements.”

On January 1, 2011, the Company adopted ASU 2010-17, which codified a method of revenue recognition that has been common practice. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with ASU 2010-17, the adoption of this standard did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the three and six months ended June 30, 2011. This standard may impact the Company’s accounting for any milestone payments received in future periods.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements due to the joint risk sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $6.1 million and $12.3 million during the three and six months ended June 30, 2011, respectively, and general and administrative expense by $0.2 million and $0.4 million during the three and six months ended June 30, 2011, respectively. Included in the Company’s accounts receivable balance on the consolidated balance sheet at June 30, 2011 is $12.5 million for amounts due from Astellas pursuant to the cost-sharing provisions. The Company has received $6.2 million of this amount subsequent to June 30, 2011.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company recorded approximately $107,000 and $161,000 of revenue during the three and six months ended June 30, 2011, respectively, associated with the Royalty Territory Deliverable.

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

The adoption of ASU 2009-13 on January 1, 2011 materially affected the Company’s accounting for the Astellas Agreement. Prior to the adoption of ASU 2009-13, the Royalty Territory Deliverable would not have met the criteria to be considered a separate unit of accounting because neither VSOE nor TPE of fair value exists for this deliverable. Accordingly, the entire arrangement consideration of $125 million would have been deferred at the inception of the arrangement and recognized ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. If the Astellas Agreement had been accounted for prior to the adoption of ASU 2009-13, the Company would have recognized revenue of $2.8 million and $4.2 million during the three and six months ended June 30, 2011, respectively.

Centocor Ortho Biotech Inc. (Centocor)

In May 2011, the Company entered into an exclusive license agreement (the “Centocor License Agreement”) with Centocor Ortho Biotech Inc. (“Centocor”), for the worldwide development and commercialization of the Company’s internally-discovered antibodies targeting the RON receptor (Recepteur d’Origine Nantais), including the grant to Centocor of an exclusive, worldwide license to the Company’s proprietary RON-driven tumor models. The Company also granted Centocor a nonexclusive, non-sublicensable, worldwide license to the Company’s proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, (the “RON index”). Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by the Company, including translational research studies using the Company’s proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

In connection with the Centocor License Agreement, the Company received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of the Company’s common stock at a purchase price of $17.11 per share. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million. Upon commercialization, the Company is eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a certain percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by the Company. The royalties will also be reduced by a certain percentage on a country-by-country basis upon the entry of a generic competitor.

The Centocor License Agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to the Company, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA or a similar application filed with another regulatory authority outside of the United States (“IND Submission”), Centocor has the right to terminate the Centocor License Agreement at will upon 90 days written notice to the Company. After IND Submission, Centocor may terminate the Centocor License Agreement at will upon 180 days written notice to the Company. Either party has the right to terminate the Centocor License Agreement in connection with an insolvency event involving the other party or a material breach of the Centocor License Agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor License Agreement at will, or if the Company terminates the Centocor License Agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization RON-targeted antibodies revert back to the Company. There are no refund provisions in the Centocor License Agreement that have financial consequences that impact the Company.

As noted above, Johnson & Johnson Development Corporation paid $7.5 million for 438,340 shares of the Company’s common stock at a purchase price of $17.11 per share, which reflected the average of the daily volume weighted average prices for the Company’s common stock for the 30 consecutive trading days ending on May 26, 2011. This weighted average sales price of $17.11 per share resulted in a $1.22 per share discount from the May 31, 2011 closing price of $18.33 per share, or a discount of $534,775 from the fair market value of the common stock on the effective date of the Centocor License Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and, accordingly, the Company recorded the sale of common stock to Johnson & Johnson Development Corporation at fair value based on the closing price of the Company’s stock on May 31, 2011 of $18.33 per share.

The remaining activities under the Centocor License Agreement were evaluated under ASC Topic 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. The Company determined that the Centocor License Agreement included the following deliverables:

•	Exclusive, sublicensable commercialization and development license related to RON antibodies (the “RON license”);

•	Non-exclusive license to use the Company’s RON index (the “RON Index license”); and

•	The Company’s obligation to provide research services.

The Company determined that each deliverable had stand-alone value upon delivery and therefore represents a separate unit of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Centocor.

The Company excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. The Company determined the estimated selling price for the RON license and the RON Index license based on management’s best estimate of selling price as the Company did not have VSOE or TPE of selling price for those deliverables. The Company’s best estimate of selling price for the RON license and RON Index license considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that are typical for similarly staged monoclonal antibodies and other reasonable cost assumptions in determining research and development, and sales, general & administrative costs. As the relative selling price of the RON license and RON Index license (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011.

The Company will record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services.

The Company may be entitled to receive future milestone payments totaling $540 million. The Company has elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. The Company believes the development, approval and sales milestones that may be received under the Centocor License Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, as revenue upon receipt. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

The adoption of ASU 2009-13 did not materially affect the Company’s accounting for the Centocor License Agreement.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company has taken title to all of this material as of June 30, 2011 and, pursuant to the provisions of ASC Topic 730, has recognized $1.1 million as a research and development expense during the three months ended March 31, 2011, and $9.1 million as research and development expense during the three months ended June 30, 2011, when title passed to the Company.

OSI Pharmaceuticals (OSI)

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.) or OSI, which provided for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. In July 2009, the Company and OSI expanded the strategic partnership, and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and the Company’s proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives.

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

Under the agreement, OSI paid the Company an up-front payment of $7.5 million, which was recorded in deferred revenue and was amortized over the Company’s period of substantial involvement, which ended in July 2011 (the date the Company satisfied its performance obligations under the OSI arrangement). OSI also paid the Company $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, OSI made research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of Series C Convertible Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of $5.5 million. The Company determined that the price paid of $3.00 per share by OSI included a premium of $0.50 over the price per share of the Company’s Series D Convertible Preferred Stock sold in April 2007; accordingly, the Company is recognizing the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series C Convertible Preferred Stock were converted into one share of common stock.

In consideration for the additional rights provided for pursuant to the July 2009 expanded agreement, OSI paid the Company an up-front payment of $5.0 million, which was recorded in deferred revenue was being amortized over the Company’s remaining period of substantial involvement, which ended in July 2011. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of Series E Convertible Preferred Stock, at a per share price of $4.00, resulting in gross proceeds to the Company of $15.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 per share paid by OSI included a premium of $1.04 per share over the fair value of the Series E Convertible Preferred Stock of $2.96 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the Probability Weighted Expected Return Method (“PWERM”) to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company recognized the premium of $3,900,000 as additional license revenue on a straight-line basis over the period of substantial involvement, which ended in July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products. In addition, the Company is eligible to receive up to $3.0 million for certain research milestones, and up to $24.0 million in biomarker related milestones. In March 2011, the Company earned $1.5 million related to achieving certain of these research milestones under the agreement. These research milestones are not considered to be at risk and substantive, therefore, the $1.5 million in payments are being deferred and will be recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

In November 2010, OSI exercised its option under the July 2009 expanded agreement providing the right for OSI to license certain elements of the Company’s proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. The Company did not consider the option granted to OSI in July 2009 as a deliverable as there was significant uncertainty that this option would ultimately be exercised. The Company received $12.5 million upon delivery of the notice of option exercise, and completed the transfer of the relevant technology to OSI in July 2011. The remaining $12.5 million was paid in July 2011 following the successful transfer of the applicable technology. The Company has deferred the initial $12.5 million payment, and is recognizing the full $25.0 million relating to the option exercise by OSI over the technology transfer period. The Company recorded a corresponding receivable of $11.0 million for amounts due from OSI pursuant to the July 2009 expanded agreement that is included in accounts receivable on the condensed consolidated balance sheet at June 30, 2011. This amount was paid in July 2011.

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

Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the twenty-year patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the PWERM to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company is recognizing the premium of $8,175,000 as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and at risk and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The Company considers these milestone payments to be consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, will recognize payments related to the achievement of such milestones, if any, as revenue upon receipt. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

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

The Company recorded $22.5 million of research and development expense in the six months ended June 30, 2011 associated with a $22.5 million payment due to KHK related to the up-front license payment received under the Astellas Agreement.

(5) Prepaid Expenses

Prepaid expenses and other current assets consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Prepaid clinical expenses	$5,886	$2,741
Interest receivable	1,646	1,092
Prepaid insurance	674	311
Prepaid maintenance costs	573	495
Other prepaid expenses and current assets	515	225

	$9,294	$4,864

(6) Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Clinical expenses	$6,164	$5,676
Salaries and benefits	2,837	3,696
Accrued interest	248	256
Professional fees	144	204
Other	884	289

	$10,277	$10,121

(7) Loans Payable

On May 15, 2008, the Company entered into a $21.0 million financing agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, referred to as the prior loan agreement. On May 28, 2010, the Company entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million and repaid the remaining outstanding principal and interest under the prior loan agreement of $17.4 million. The Company was initially required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the new loan agreement provides that such date will be extended under certain circumstances. On April 1, 2011, the Company triggered the first of two possible extensions to the date from which principal payments will be made. The Company is now required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on October 1, 2011. The current portion of loans payable as of June 30, 2011 considers this extension. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The entire principal balance and all accrued but unpaid interest will be due and payable on March 1, 2014, provided, however, that, as noted above, the repayment commencement date, and therefore the due date for the loan, is subject to extension under certain circumstances specified in the new loan agreement. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. This amount is included in current liabilities as other liabilities. The new loan also includes an additional deferred charge of $1.24 million due upon the maturity of the new loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs related to the new loan agreement paid directly to the lenders, which have been offset against the loan proceeds as a loan discount. As part of the new loan agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. These warrants expire seven years from issuance. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and will amortize the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate including the fair value of the warrant, the new loan issuance costs and the deferred charge approximates 16.1%.

The new loan agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the new loan agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the new loan agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth Capital also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2011, there have been no events of default under the loan. As of June 30, 2011, the principal balance outstanding was $25.0 million.

Future minimum payments under the loans payable outstanding as of June 30, 2011 are as follows:

Years Ending December 31:
2011(6 months remaining)	$3,662
2012	12,860
2013	11,610
2014	4,213

32,345
Less amount representing interest	(4,858)
Less discount	(1,146)
Less deferred charges	(2,487)
Less current portion	(6,039)

Loans payable, net of current portion and discount	$17,815

(8) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the six months ended June 30, 2011.

A summary of the status of the Company’s stock option activity at June 30, 2011 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,605,718	$6.44
Granted	696,291	$15.09
Exercised	(409,160)	$3.31
Cancelled	(51,158)	$9.43

Outstanding at June 30, 2011	3,841,691	$8.30	7.02	$47,300,085

Vested or expected to vest at June 30, 2011	3,702,857	$8.09	6.93	$46,345,172

Exercisable at June 30, 2011	2,364,276	$5.44	5.75	$35,876,765

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the six months ended June 30, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. As of June 30, 2011, there was $9.2 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.6 years.

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

During the three and six months ended June 30, 2011 and 2010, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,
	2011	2010
Volatility factor	64.37%	64.12-64.43%
Risk-free interest rate	2.13%	2.11%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	5.50-6.25

Six Months Ended June 30,
	2011	2010
Volatility factor	64.37%-65.01%	63.92-64.43%
Risk-free interest rate	2.13%-2.57%	2.11%-2.92%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	5.50-6.25

The restricted stock activity for the three months ended June 30, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2010	—	—
Granted	69,000	$14.16
Cancelled	—	—
Expired	—	—
Vested/Released	—	—

Unvested at June 30, 2011	69,000	$14.16

As of June 30, 2011, there was $0.5 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 0.9 years.

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

(9) Income Taxes

The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. As of June 30, 2011, the Company is projecting an ordinary loss for the year ended December 31, 2011 and, since it maintains a full valuation allowance on all of its deferred tax assets, the Company has recorded no income tax provision or benefit in the current quarter and year to date period.

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

On May 31, 2011, the Company entered into a definitive agreement with respect to the sale of 438,340 shares of its unregistered common stock at $17.11 per share to Johnson & Johnson Development Corporation. The Company completed the private placement on May 31, 2011, resulting in approximately $7.5 million in net proceeds to the Company.

Follow-on Offering

In June 2011, the Company raised $100.6 million in gross proceeds from the sale of 5,750,000 shares of its common stock in a follow-on public offering at $17.50 per share. In June 2011, the underwriters of the public offering exercised their option to purchase an additional 602,119 shares of common stock at $17.50 per share resulting in additional gross proceeds to the Company of approximately $10.5 million. The combined net offering proceeds after deducting approximately $6.9 million in offering related expenses and underwriters’ discounts and commissions were approximately $104.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 11, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Overview

We are a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, our lead product candidate, which we recently partnered with Astellas Pharma Inc., or Astellas, is designed to provide an optimal blockade of the vascular endothelial growth factor, or VEGF, pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. We have completed a successful 272-patient phase 2 clinical trial of tivozanib in patients with advanced renal cell cancer, or RCC. In this trial, we measured, among other things, each patient’s progression-free survival, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. Final data from the trial show the overall median progression-free survival of patients in the phase 2 clinical trial was 11.7 months. In a retrospective analysis of the subset of 176 patients in our phase 2 clinical trial who had the clear cell type of RCC and who had undergone prior removal of their affected kidney, referred to as a nephrectomy, both of which are inclusion criteria for our phase 3 clinical trial of tivozanib, the median progression-free survival was 14.8 months. The most common treatment-related side effects seen in the phase 2 clinical trial were hypertension (44.9%) and dysphonia, or hoarseness of voice (21.7%). Severe (grade 3/4) hypertension was observed in 11.8% of patients in the trial. Additionally, the incidence of other side effects in the phase 2 clinical trial, which are commonly associated with other VEGF receptor inhibitors, such as diarrhea, rash, mucositis, stomatitis, asthenia, fatigue, and hand-foot syndrome, was notably low in comparison to clinical trial results of other VEGF receptor inhibitors. Severe (grade 3/4) incidences of these side effects that were considered by the investigator to be possibly related to tivozanib occurred in fewer than two percent of patients (other than asthenia, for which the incidence was 2.6%).

In February 2010, we initiated enrollment in our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy and who have not received any prior VEGF-targeted therapy. In August 2010, we completed enrollment in the TIVO-1 study with 517 patients. Based upon the current rate of events, we do not anticipate receiving top-line TIVO-1 data until at least the fourth quarter of this year. Nexavar is an oral VEGF receptor inhibitor approved for the treatment of RCC. In its phase 3 clinical trial in patients with advanced clear cell RCC, 94% of whom had undergone a prior nephrectomy, Nexavar demonstrated a median progression-free survival of 5.5 months. Progression-free survival is the primary endpoint in the TIVO-1 study. The TIVO-1 study is designed so that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant. In addition to the TIVO-1 study, we are conducting clinical pharmacology and safety studies including a mass balance study, a food effect study, a thorough QTc study (which is a study to establish that there are no undesired adverse cardiac effects), a study in patients with liver impairment, and drug-drug interaction studies, that will be required in support of a new drug application, or NDA, for tivozanib. In addition, we plan to conduct, or will seek waivers from conducting, additional special population studies and a pediatric study. We have also conducted additional toxicology studies in non-human primates and rodents, which will be included in our registration application.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple clinical trials including: a completed phase 1b clinical trial in combination with Torisel® (temsirolimus), an approved inhibitor of the receptor known as mammalian target of rapamycin, or mTOR, in patients with advanced RCC; a phase 1b clinical trial in combination with the FOLFOX6 chemotherapy regimen in patients with advanced gastrointestinal cancers, including colorectal cancer; a recently completed phase 1b clinical trial in combination with Taxol® (paclitaxel) in patients with metastatic breast cancers; a phase 1b clinical trial in combination with Xeloda® (capecitabine), an oral chemotherapeutic agent, in patients with breast and colorectal cancers; a completed phase 1b clinical trial as a monotherapy in patients with non-small cell lung cancer; and a phase 2 clinical trial designed to evaluate biomarkers of tivozanib in patients with RCC. In addition, a phase 1 investigator sponsored clinical trial was completed in which tivozanib was combined with Afinitor® (everolimus), an approved inhibitor of the mTOR receptor, in patients with advanced gastrointestinal malignancies. We have completed enrollment in the phase 2 portion of this investigator sponsored trial combining tivozanib with Afinitor in patients with refractory metastatic colorectal cancer. We expect that the results of these trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

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

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. Through the use of our Human Response Platform, our scientists have observed that the HGF/c-Met pathway is a significant driver of tumor growth. We have completed a phase 1 clinical trial of ficlatuzumab and recently completed enrollment of a phase 2 clinical trial in patients with non-small cell lung cancer.

We have also identified a number of other promising targets for the development of novel cancer therapeutics using our Human Response Platform. We have preclinical antibody discovery programs underway focusing on targets that appear to be important drivers of tumor growth, including our third clinical candidate AV-203, which targets the ErbB3 receptor (partnered with Biogen Idec, Inc., or Biogen Idec), our monoclonal antibody antagonists of the Recepteur d’Origine Nantais (partnered with Centocor Ortho Biotech Inc., or Centocor), as well as programs directed toward the Notch receptors and the Fibroblast Growth Factor receptors.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales and, through June 30, 2011, have principally funded our operations through:

•	$263.6 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$25.0 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•

$60.8 million of gross proceeds from the private placement of 4.5 million shares of our unregistered common stock at $13.50 per share to a group of institutional and accredited investors in November 2010;

•	$111.2 million of gross proceeds from the sale of common stock in connection with the follow-on offering of our common stock in June 2011; and

•

$15.0 million of gross proceeds in connection with the license agreement with Centocor executed in May 2011, which includes $7.5 million of gross proceeds from the sale of common stock to Johnson & Johnson Development Corporation, an affiliate of Centocor (recorded at $8.0 million, the fair market value on the date of issuance), and $7.5 million of non-dilutive capital in the form of license fees (recorded net of the discount on sale of common stock as $7.0 million of revenue).

We do not have a history of being profitable and, as of June 30, 2011, we had an accumulated deficit of $156.9 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our discovery, research, development and commercialization activities, including the phase 3 clinical development and planned commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab. We will need additional financing to support our operating activities.

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

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint risk sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $6.1 million and $12.3 million during the three and six months ended June 30, 2011, respectively, and general and administrative expense by $0.2 million and $0.4 million during the three and six months ended June 30, 2011, respectively. Included in our accounts receivable balance on the condensed consolidated balance sheet at June 30, 2011 is $12.5 million for amounts due from Astellas pursuant to the cost-sharing provisions.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We recorded approximately $107,000 and $161,000 of revenue during the three and six months ended June 30, 2011, respectively, associated with the amortization of the deferred revenue associated with this agreement.

Centocor Ortho Biotech Inc. (Centocor)

In May 2011, we entered into an exclusive license agreement, or the Centocor license agreement, with Centocor Ortho Biotech Inc., or Centocor, for the worldwide development and commercialization of our internally-discovered antibodies targeting the RON (Recepteur d’Origine Nantais) receptor, including the grant to Centocor of an exclusive, worldwide license to our proprietary RON-driven tumor models. We also granted Centocor a nonexclusive, non-sublicensable, worldwide license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

In connection with the Centocor license agreement, we received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of our common stock at a purchase price of $17.11 per share. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million. Upon commercialization, we are eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a certain percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by us. The royalties will also be reduced by a certain percentage on a country-by-country basis upon the entry of a generic competitor.

The Centocor license agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to us, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA or a similar application filed with another regulatory authority outside of the United States (which we refer to as IND submission), Centocor has the right to terminate the Centocor license agreement at will upon 90 days written notice to us. After IND submission, Centocor may terminate the Centocor license agreement at will upon 180 days written notice to us. Either party has the right to terminate the Centocor license agreement in connection with an insolvency event involving the other party or a material breach of the Centocor license agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor license agreement at will, or if we terminate the Centocor license agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization RON-targeted antibodies revert back to us.

As noted above, Johnson & Johnson Development Corporation paid $7.5 million for 438,340 shares of our common stock at a purchase price of $17.11 per share, which reflected the average of the daily volume weighted average prices for our common stock for the 30 consecutive trading days ending on May 26, 2011. This weighted average sales price of $17.11 per share resulted in a $1.22 per share discount from the May 31, 2011 closing price of $18.33 per share, or a discount of $534,775 from the fair market value of the common stock on the effective date of the Centocor License Agreement. We determined this transaction was not within the scope of ASC 605-25 and, accordingly, the Company recorded the sale of common stock to Johnson & Johnson Development Corporation at fair value based on the closing price of the Company’s stock on May 31, 2011 of $18.33 per share.

The remaining activities under the Centocor license agreement were evaluated under ASC Topic 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. We determined that the Centocor license agreement included the following deliverables:

•	Exclusive, sublicensable commercialization and development license related to RON antibodies (the “RON license”);

•	Non-exclusive license to use our RON index (the “RON index license”); and

•	Our obligation to provide research services.

We determined that each deliverable had stand-alone value upon delivery and therefore represents a separate unit of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Centocor.

We excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. We determined the estimated selling price for the RON license and the RON index license based on management’s best estimate of selling price as we did not have vendor-specific objective evidence or third-party evidence of selling price for those deliverables. Our best estimate of selling price for the RON license and RON Index license considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate.

This analysis used various assumptions that are typical for similarly staged monoclonal antibodies and other reasonable cost assumptions in determining research and development, and sales, general & administrative costs. As the relative selling price of the RON license and RON index license (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011.

We will record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services.

We may be entitled to receive future milestone payments totaling $540 million. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. We believe the development, approval and sales milestones that may be received under the Centocor license agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, we will recognize payments related to the achievement of such milestones, if any, as revenue upon receipt. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

The adoption of ASU 2009-13 did not materially affect our accounting for the Centocor License Agreement.

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.) or OSI. This strategic partnership is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. The research program portion of our strategic partnership with OSI, which concluded in June 2011, focused on the development of proprietary target-driven tumor models for use in target validation, drug screening and biomarker identification to support OSI’s drug discovery and development activities. In connection with the terms of our agreement, OSI elected to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics directed to 16 targets identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. Further, as part of our expanded strategic partnership, we granted OSI an option to receive non-exclusive perpetual rights to certain elements of our Human Response Platform, including the right to obtain certain of our tumor models and tumor archives.

In September 2007, OSI paid us an up-front payment of $7.5 million, which was recorded in deferred revenue was being amortized over our period of substantial involvement, which ended in July 2011. OSI also paid us $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, made sponsored research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of our series C convertible preferred stock, at a per share price of $3.00, resulting in gross proceeds to us of $5.5 million. We determined that the price paid of $3.00 per share by OSI represented a premium of $0.50 over the price per share for shares of our series D convertible preferred stock sold in April 2007; accordingly, we are recognizing the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series C convertible preferred stock were converted into one share of common stock.

In July 2009 under the amended agreement, OSI paid us an up-front payment of $5.0 million, which was recorded in deferred revenue and was amortized over our remaining period of substantial involvement, which ended in July 2011. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of our series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $15.0 million. We determined that the price of $4.00 per share paid by OSI represented a premium of $1.04 per share over the fair value of the series E convertible preferred stock of $2.96 as calculated by us in our retrospective stock valuation; accordingly, we recognized the premium of $3.9 million as additional license revenue on a straight-line basis over the period of substantial involvement, which ended in July 2011. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

In November 2010, OSI exercised its option under the July 2009 expansion of the agreement to license certain elements of our proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. We did not consider the option granted to OSI in July 2009 as a deliverable as there was significant uncertainty that this option would ultimately be exercised. In connection with the exercise of the option, OSI is obligated to pay us $25 million in license expansion fees. We received $12.5 million upon delivery of the notice of option exercise, and we received the remaining $12.5 million in July 2011 in connection with the successful transfer of the applicable technology. We deferred the initial $12.5 million payment, and recognized the full $25 million relating to the option exercise by OSI over the period of substantial involvement, which ended in July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $94.0 million for each target and its associated products. In March 2011, we earned $1.5 million related to deliverables and research milestones under the agreement. In addition, we are eligible to receive up to $24.0 million in biomarker related milestones. Upon commercialization of products which were part of the research program under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines. These milestones are not considered to be at risk and substantive, therefore, the milestone payments were deferred and were recognized on a straight-line basis over the remaining estimated period of substantial involvement, which was July 2011.

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

In June 2009, we received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment received in June 2009 was a near term milestone and not considered to be substantive and at risk, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010 and a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. Each of these milestones were considered substantive and at risk and were included in revenue for the quarter ended March 31, 2010 and June 30, 2011, respectively. We could also receive an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. We consider these milestone payments to be substantive and at risk so we expect to record revenue upon achievement of these milestones in accordance with ASU 2010-17.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. We have taken title to all of this inventory as of June 30, 2011 and have expensed $1.1 million related to this inventory during the three months ended March 31, 2011, and $9.1 million during the three months ended June 30, 2011, as title passed to us.

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

Research and development expenses are net of amounts reimbursed under our agreement with Astellas for Astellas’ share of development and commercialization costs incurred by us under the joint development plan.

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we continue development of our most advanced product candidate, tivozanib, and advance the ficlatuzumab program and our earlier-stage research and development projects.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Tivozanib	$4,554	$17,056	$32,709	$31,942
Ficlatuzumab	13,693	3,094	16,970	5,149
AV-203 program	1,192	647	2,288	1,121
Platform collaborations	573	889	1,349	1,606
Antibody pipeline	1,709	1,473	3,371	3,004
Other research and development	278	344	506	794
Overhead	3,079	2,494	5,902	4,999

Total research and development expenses	$25,078	$25,997	$63,095	$48,615

Tivozanib

We have completed a phase 2 clinical trial for tivozanib and in August 2010 completed enrollment of our 517-patient phase 3 clinical trial for tivozanib in advanced RCC. We are also conducting phase 1 clinical trials of tivozanib in various combinations and dosing regimens in advanced RCC and additional solid tumor indications. Future research and development costs for the tivozanib program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs, the timing of the regulatory process, and the success of the ongoing phase 3 clinical trial. We recently entered into a collaboration and license agreement with Astellas pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe pursuant to a joint development plan, and any resulting profits or losses, will be shared equally between the parties. We have included $6.3 million and $12.7 million in cost reimbursements as a reduction in tivozanib related expenses for the three and six months ended June 30, 2011, respectively. Our current estimate for the cost of the phase 3 clinical trial program, including the cost of the comparator drug, Nexavar, is approximately $67.0 million, excluding the effect of our cost sharing arrangement with Astellas. In the first quarter of 2010, we paid KHK a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we are required to pay KHK 30% of the license fee received from Astellas as well as certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas. This payment was made to KHK in the second quarter of 2011.

Ficlatuzumab

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We have completed a phase 1 clinical trial of ficlatuzumab and recently completed enrollment of a phase 2 clinical trial. We earned an $8.5 million milestone payment from Merck upon initiation of the Phase 2 clinical trial in the second quarter of 2010. On September 28, 2010, we received from Merck a notice of termination of the collaboration agreement effective as of December 27, 2010, at which point we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we recently purchased supply of ficlatuzumab for $10.2 million to support ongoing clinical trials of ficlatuzumab. We have taken title to all of this material as of June 30, 2011 and, pursuant to the provisions of ASC Topic 730, have recognized this amount as research and development expense during the six months ended June 30, 2011. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of the ficlatuzumab program.

AV-203: Anti-ErbB3 Antibody Program

Our AV-203 program is focused on identifying inhibitors of ErbB3. In 2010, we nominated our lead development candidate, AV-203, which is currently in preclinical development. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned a third $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study.

Platform Collaborations

We have performed research services for OSI Pharmaceuticals using our Human Response Platform. The agreement with OSI concluded in July 2011. The related expenses, including personnel and related expenses, are captured as a cost of the agreement with OSI Pharmaceuticals. Expenses incurred under the agreement with OSI Pharmaceuticals are fully supported by the revenue from that agreement.

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

Other Research and Development

Other research and development includes expenses related to our Human Response Platform, which is not specifically related to a particular product candidate or a specific strategic partnership, and in 2010 included expenses related to AV-412, a product candidate for which we have decided not to pursue further development. AV-412 was the subject of a license agreement with Mitsubishi Pharma Corporation. We terminated the license agreement with Mitsubishi Pharma effective January 26, 2010. We do not expect to incur further costs for this product candidate.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates (except for the estimates we have made for the cost of our phase 3 clinical trial of tivozanib) or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of the product candidate’s commercial potential. We plan to develop additional product candidates internally which will significantly increase our research and development expenses in future periods. We will need to raise additional capital in the future in order to commercialize tivozanib and to fund the development of ficlatuzumab and our other product candidates.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2011, we are projecting an ordinary loss for the year ended December 31, 2011 and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation and revenue recognition. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are reflected in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission on March 11, 2011. In connection with the adoption of Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605-25, Revenue Recognition – Multiple Element Arrangements and ASU No. 2010-17, Revenue Recognition – Milestone Method on January 1, 2011, we have updated our critical accounting policy with respect to revenue recognition as described below. Other than with respect to revenue recognition provided under ASU 2009-13 and ASU 2010-17, there have been no other significant changes to our critical accounting policies since the beginning of this fiscal year.

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

Effective January 1, 2011, we adopted ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605-25, Revenue Recognition – Multiple Element Arrangements. In addition, effective January 1, 2011, we adopted ASU No. 2010-17, Revenue Recognition – Milestone Method.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

The following table summarizes the results of our operations for each of the three months ended June 30, 2011 and 2010, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Revenue	$26,554	$15,622	$10,932	70%
Operating expenses:
Research and development	25,078	25,997	(919)	(4)%
General and administrative	6,371	3,835	2,536	66%

Total operating expenses	31,449	29,832	1,617	5%

Income (loss) from operations	(4,895)	(14,210)	9,315	(66)%
Other income (expense), net	11	(582)	593	(102)%
Interest expense	(946)	(725)	(221)	30%
Interest income	99	28	71	254%

Net income (loss)	$(5,731)	$(15,489)	$9,758	(63)%

The following table sets forth revenue for the three months ended June 30, 2011 and 2010:

Revenue	Three Months Ended June 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Strategic Partner:
OSI Pharmaceuticals	$13,988	$3,186	$10,802	339%
Centocor Ortho Biotech	7,243	—	7,243	—
Merck	—	12,121	(12,121)	(100)%
Biogen Idec	5,216	227	4,989	2,198%
Astellas	107	—	107	—
Other	—	88	(88)	(100)%

	$26,554	$15,622	$10,932	70%

Revenue. Revenue for the three months ended June 30, 2011 was $26.6 million compared to $15.6 million for the three months ended June 30, 2010, an increase of approximately $10.9 million or 70%. The increase is primarily attributable to an increase of $10.8 million in revenue from OSI, primarily related to the recognition of previously deferred revenue in connection with OSI’s option exercise in November 2010 under our research and license agreement; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; $5.0 million in revenue recognized in connection with the Biogen milestone payment related to achieving GLP toxicology initiation; $0.3 million in research and development funding from Centocor; and $0.1 million in revenue recognized in connection with our agreement with Astellas. These increases were partially offset by a decrease of $12.1 million in revenue earned under the Merck agreements due to the termination of our ficlatuzumab collaboration in December 2010.

Research and development. Research and development expenses for the three months ended June 30, 2011 were $25.1 million compared to $26.0 million for the three months ended June 30, 2010, a decrease of $0.9 million or 4%. The decrease is primarily attributable to a net decrease in clinical trial costs of $6.4 million resulting primarily from a decrease in costs related to the phase 3 clinical trial of tivozanib due in part to the $9.1 million purchase of Nexavar (the comparator drug) during the three months ended June 30, 2010, partially offset by an increase in clinical trial costs related to the Phase 2 clinical trial of ficlatuzumab. The decrease is also due to the reimbursement of $6.1 million of tivozanib development costs pursuant to our agreement with Astellas, and a decrease in lab supplies of $0.2 million.

These decreases are partially offset by a $9.5 million increase in contract manufacturing costs primarily related to a $10.2 million payment to Merck in March 2011 for the purchase of a supply of ficlatuzumab to support ongoing clinical studies for ficlatuzumab, of which $9.1 million was received and expensed during the three months ended June 30, 2011; a $1.4 million increase in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities for tivozanib; a $0.3 million increase in facility costs due to the expansion to an additional location at 12 Emily Street; a $0.3 million increase in consulting costs primarily related to the development of tivozanib; and a $0.2 million increase in stock-based compensation.

General and administrative. General and administrative expenses for the three months ended June 30, 2011 were $6.4 million compared to $3.8 million for the three months ended June 30, 2010, an increase of $2.5 million or 66%. The increase is primarily the result of a $0.9 million increase in salaries and benefits due to an increase in personnel mainly due to an overall increase in hiring; an increase of $0.5 million in recruiting and relocation costs due to an overall increase in hiring; an increase of $0.4 million in legal costs primarily related to an increase in patent prosecution costs; an increase of $0.4 million for pre-commercialization activities for tivozanib; a $0.2 million increase in stock-based compensation expense; and a $0.2 million increase in facility costs due to the expansion to an additional location at 12 Emily Street. These increases were partially offset by the reimbursement of $0.2 million of tivozanib costs under the terms of our agreement with Astellas.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2011 was $11,000 compared to $(582,000) for the three months ended June 30, 2010, an increase of $593,000. The expense for the three months ended June 30, 2010 is primarily due to the loss on the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May of 2010 (see footnote 7 of the notes to our condensed consolidated financial statements).

Interest expense. Interest expense for the three months ended June 30, 2011 was $0.9 million compared to $0.7 million for the three months ended June 30, 2010, an increase of $0.2 million or 30%. The increase in interest expense is due to the refinancing of our loan agreement with Hercules Technology Growth in May 2010, resulting in a higher average loan balance outstanding during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Interest income. Interest income for the three months ended June 30, 2011 was $99,000 compared to $28,000 for the three months ended June 30, 2010, an increase of $71,000. The increase in interest income is primarily due to an overall higher average cash balance during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

The following table summarizes the results of our operations for each of the six months ended June 30, 2011 and 2010, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Revenue	$160,168	$26,503	$133,665	504%
Operating expenses:
Research and development	63,095	48,615	14,480	30%
General and administrative	15,599	6,588	9,011	137%

Total operating expenses	78,694	55,203	23,491	43%

Income (loss) from operations	81,474	(28,700)	110,174	(384)%
Other income (expense), net	(45)	130	(175)	(135)%
Interest expense	(1,958)	(1,332)	(626)	47%
Interest income	164	35	129	369%

Net income (loss)	$79,635	$(29,867)	$109,502	(367)%

The following table sets forth revenue for the six months ended June 30, 2011 and 2010:

Revenue	Six Months Ended June 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Strategic Partner:
Astellas	$120,361	—	$120,361	—
OSI Pharmaceuticals	27,108	$6,188	20,920	338%
Centocor Ortho Biotech	7,243	—	7,243	—
Merck	—	14,915	(14,915)	(100)%
Biogen Idec	5,432	5,303	129	2%
Other	24	97	(73)	(75)%

	$160,168	$26,503	$133,665	504%

Revenue. Revenue for the six months ended June 30, 2011 was $160.2 million compared to $26.5 million for the six months ended June 30, 2010, an increase of approximately $133.7 million or 504%. The increase is primarily attributable to $120.4 million in revenue recognized in connection with our agreement with Astellas; an increase of $21.0 million in revenue primarily related to the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; and $0.3 million in research and development funding from Centocor. These increases were partially offset by a decrease of $14.9 million in revenue earned under our agreements with Merck due to the termination of our ficlatuzumab collaboration in December 2010.

Research and development. Research and development expenses for the six months ended June 30, 2011 were $63.1 million compared to $48.6 million for the six months ended June 30, 2010, an increase of $14.5 million or 30%. The increase is primarily attributable to a net increase in licensing costs of $12.6 million resulting primarily from a $22.5 million expense recorded in connection with our obligations to KHK related to the up-front license payment received under our agreement with Astellas during the first quarter of 2011, compared to a $10.0 million milestone payment to KHK in connection with the initial dosing of patients in our phase 3 clinical trial of tivozanib during the same period last year; a $10.0 million increase in contract manufacturing primarily related to a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies; a $2.6 million increase in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities for tivozanib; a $0.7 million increase in consulting costs primarily related to the development of tivozanib; a $0.4 million increase in stock-based compensation; a $0.4 million increase in facility costs due to the expansion to an additional location at 12 Emily Street; a $0.1 million increase in travel costs; and a $0.1 million increase in lab supplies. These increases were partially offset by the reimbursement of $12.3 million of tivozanib development costs pursuant to our agreement with Astellas; and a decrease in clinical trial costs of $0.2 million.

General and administrative. General and administrative expenses for the six months ended June 30, 2011 were $15.6 million compared to $6.6 million for the six months ended June 30, 2010, an increase of $9.0 million or 137%. The increase is primarily the result of a $4.25 million payment to a financial advisor in connection with the consummation of our agreement with Astellas; a $1.5 million increase in salaries and benefits due to an increase in personnel mainly due to an overall increase in hiring; a $1.1 million increase in legal costs incurred primarily due to patent prosecution costs and advice related to the collaboration agreement with Astellas; an increase of $0.7 million for pre-commercialization activities for tivozanib development; an increase of $0.7 million for recruiting and relocation costs due to an overall increase in hiring; a $0.3 million increase in stock-based compensation expense; an increase of $0.2 million for costs related to being a public company; and an increase of $0.2 million in facility costs due to an increase in personnel and the expansion to an additional location at 12 Emily Street These increases were partially offset by the reimbursement of $0.4 million of tivozanib costs pursuant to our agreement with Astellas.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2011 was $(45,000) compared to $130,000 for the six months ended June 30, 2010, a decrease of $175,000. The income for the six months ended June 30, 2010 is largely a result of a decrease in the value of warrants to purchase preferred stock resulting from a decrease in the value of the underlying stock, partially offset by the loss on the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May 2010; there was no corresponding income for the six months ended June 30, 2011 as the warrants converted to warrants to purchase common stock in connection with our initial public offering in March 2010.

Interest expense. Interest expense for the six months ended June 30, 2011 was $2.0 million compared to $1.3 million for the six months ended June 30, 2010, an increase of $0.6 million or 47%. The increase in interest expense is due to the refinancing of our loan agreement with Hercules Technology Growth in May 2010, resulting in a higher average loan balance outstanding during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Interest income. Interest income for the six months ended June 30, 2011 was $164,000 compared to $35,000 for the six months ended June 30, 2010, an increase of $129,000, or 369%. The increase in interest income is primarily due to an overall higher average cash balance during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue from strategic partnerships, debt financing and interest income. As of June 30, 2011, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $60.8 million from our private placement of shares of our common stock to a group of institutional and accredited investors, $111.2 from our follow-on offering of shares of our common stock, $169.6 million from the sale of convertible preferred stock prior to becoming a public company, and $7.5 million of gross proceeds from the sale of common stock in connection with the agreement with Johnson and Johnson Development. As of June 30, 2011, we had received an aggregate of $271.6 million in cash from our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, Astellas, Centocor and Eli Lilly, and $25.0 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of June 30, 2011, we had cash, cash equivalents and marketable securities of approximately $296.8 million. Currently, our funds are invested in money market funds, U.S. government agency securities, a foreign government agency security, U.S. treasuries, corporate debt and commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$45,497	$(28,932)
Net cash used in investing activities	(124,154)	(71,429)
Net cash provided by financing activities	113,879	85,088

	$35,222	$(15,273)

For the six months ended June 30, 2011 and 2010, our operating activities provided (used) cash of $45.5 million, and $(28.9) million, respectively. The cash provided by operations for the six months ended June 30, 2011 was due primarily to our net income adjusted for non-cash items and offset by an increase in accounts receivable of $28.4 million primarily due to the reimbursement of development expenses by Astellas, as well as amounts due to us from OSI and Biogen, a decrease in deferred revenue of $10.6 million related to, in part, the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement, and a $4.4 million increase in prepaid expenses primarily due to prepaid clinical expenses. The cash used in operations for the six months ended June 30, 2010 was due primarily to our net loss adjusted for non-cash items as well as a $4.6 million increase in prepaid expenses primarily associated with an advance payment for purchase of Nexavar, the comparator drug in our phase 3 clinical trial of tivozanib.

For the six months ended June 30, 2011 and 2010, our investing activities used cash of $124.2 million, and $71.4 million, respectively. The cash used by investing activities for the six months ended June 30, 2011 and 2010 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $1.2 million and $0.4 million, respectively.

For the six months ended June 30, 2011 and 2010, our financing activities provided $113.9 million and $85.1 million, respectively. The cash provided by financing activities for the six months ended June 30, 2011 was primarily due to the sale and issuance of 6,352,119 shares of common stock at a price of $17.50 per share in our follow-on public offering in June 2011 with net proceeds of $104.2 million, the sale and issuance of 438,340 shares of common stock at a price of $17.11 per share in connection with the Centocor license agreement, as well as stock option exercises of $1.7 million. The cash provided by financing activities for the six months ended June 30, 2010 was due to the sale and issuance of 9,000,000 shares of common stock at a price of $9.00 per share in our initial public offering with net proceeds of $72.2 million, the exercise of the option to purchase an additional 968,539 shares by the underwriters in the initial public offering resulting in net proceeds of $8.1 million, stock option exercises of $0.5 million, and net proceeds of $7.6 million from the modification of loans payable from our loan agreement entered in to with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $3.3 million.

Credit Facilities. On May 15, 2008, we entered into a $21.0 million financing agreement with Hercules Technology Growth and Comerica Bank, referred to as the prior loan agreement. The full amount of the loan was drawn down in 2008. On May 28, 2010, we entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest of $17.4 million under the prior loan agreement. We are required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on October 1, 2011, provided, however, that such date will be extended under certain circumstances specified in the new loan agreement. The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. This amount is included in current liabilities as other liabilities. The new loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due upon the maturity of the loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The entire principal balance and all accrued but unpaid interest, plus the end of term payment in the amount of approximately $1.24 million, will be due and payable on March 1, 2014, provided, however, that, as noted above. The repayment commencement date, and therefore the due date for the loan, is subject to extension under certain circumstances specified in the new loan agreement.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of June 30, 2011, the principal balance outstanding was $25.0 million.

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

Operating Capital Requirements. Assuming we successfully complete clinical trials and obtain requisite regulatory approvals, we anticipate commercializing our first product in 2013 at the earliest. Therefore, we anticipate that we will continue to incur significant operating costs to complete our clinical trial programs for tivozanib, build commercial capabilities, develop our antibody pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, and payments we believe that we will receive under new strategic partnerships we assume we will enter into under our current projected operating plan, will allow us to fund our operating plan beyond 2012.

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

On February 28, 2011, we entered into a sublease agreement with Acceleron Pharma, Inc., to sublease 14,214 square feet of office space. The sublease will expire on May 30, 2015. In conjunction with the lease, we entered into a standby letter of credit in the amount of $97,129 which will expire on May 31, 2012 subject to automatic extensions for periods of one year related to the term of the sublease. The letter of credit has been collateralized by a money market account held by the bank which issued the letter of credit. This money market account is classified as a component of restricted cash on the condensed consolidated balance sheet at June 30, 2011.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents and marketable securities of $296.8 million and $140.2 million, respectively, consisting of money market funds, U.S. treasuries, U.S. government agency securities, a foreign government agency security, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of June 30, 2011, we would have a decrease in future annual cash flows of approximately $219,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our evaluation of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we had net income for the three months ended March 31, 2011 and the six months ended June 30, 2011, we have a history of incurring net losses. We have incurred net losses in all prior periods. As of June 30, 2011, we had an accumulated deficit of $156.9 million. We do not know whether or when we will achieve or sustain profitability. To date, we have not commercialized any products or generated any revenues from the sale of products. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab, to which we recently regained rights from Merck, and for which we are now responsible for the performance and funding of all future research, development, manufacturing and commercialization activities.

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

We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, and payments we believe that we will receive under new strategic partnerships we assume we will enter into under our current projected operating plan, will allow us to fund our operating plan beyond 2012. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

A substantial portion of our future revenues may be dependent upon our strategic partnership agreements.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our products. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnerships with Astellas, OSI Pharmaceuticals, Inc., or OSI, Biogen Idec and Centocor Ortho Biotech Inc., or Centocor. Under each of these strategic partnerships, our strategic partners have significant development and commercialization responsibilities with respect to anticipated therapeutics to be developed and sold. If these strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements, our future revenues could be negatively impacted and the development and commercialization of our product candidates would be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under these strategic partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “—If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 55.

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

At June 30, 2011, we had $296.8 million of cash, cash equivalents and marketable securities consisting of money market funds, U.S. treasuries, U.S. government agency securities, a foreign government agency security, corporate debt and commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic downturn.

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

We currently have strategic partnerships in place relating to certain of our product candidates and technologies as follows:

•

We have entered into a strategic partnership with Astellas in connection with which we and Astellas have agreed to develop and commercialize tivozanib in North America and Europe and have exclusively licensed to Astellas rights to develop and commercialize tivozanib in the rest of the world other than Asia.

•

We have entered into an exclusive license agreement with Centocor for the worldwide development and commercialization of our internally-discovered antibodies targeting the RON receptor (Recepteur d’Origine Nantais).

•

We have entered into a strategic partnership with OSI, under which we licensed rights to OSI to research, develop, manufacture and commercialize products related to targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition in cancer.

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

•

Our strategic partners may, under specified circumstances, terminate their strategic partnership with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in the scientific and financial communities. For example, Astellas can terminate its agreement with us after February 2013 with six months notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. OSI can terminate its agreement with us, with respect to any or all collaboration targets and all associated products, upon written notice to us and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. Biogen Idec may not elect to exercise its option to develop and commercialize products relating to our ErbB3 program and, after exercise of its option, may terminate its agreement with us for convenience with respect to any product(s) by providing us with three months’ prior written notice, or due to a material breach of the agreement by us that is not cured within a short time period or if all of our assets are acquired by, or we merge with, another entity, and the other entity is independently developing or commercializing a product containing an ErbB3 antibody and fails to divest the ErbB3 product within a specified time period. Centocor has the right to terminate its license agreement with us upon 90 days written notice to us prior to the filing of an investigational new drug application or, thereafter, upon 180 days written notice to us.

•

Our strategic partnership agreements with OSI, Biogen Idec and Centocor permit our strategic partners wide discretion in deciding which product candidates to advance through the clinical trial process. For example, under our strategic partnership with OSI, it is possible for the strategic partner to reject product candidates at any point in the research, development and clinical trial process, without triggering a termination of the strategic partnership agreement. In the event of any such decision, our business and prospects may be adversely affected due to our inability to progress such candidates ourselves.

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

•

If Astellas, OSI or Centocor breaches or terminates its arrangement with us, or if Biogen Idec does not elect to exercise its option to participate in development of our ErbB3 antibody candidate, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

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

In connection with the transition of responsibility for the ficlatuzumab program from Merck, we have purchased a supply of ficlatuzumab from Merck which we expect will support clinical trials through at least phase 2. As of December 27, 2010, the effective date of the termination of our collaboration with Merck, we became responsible for manufacturing future batches of ficlatuzumab for additional clinical trials or for commercial use. If the amounts of ficlatuzumab purchased from Merck are insufficient to complete the ongoing phase 1 and phase 2 clinical trials, or if we are unsuccessful in implementing the manufacturing technology transferred to us from Merck, or if we are unsuccessful in engaging a third party to manufacture ficlatuzumab on terms acceptable to us, future clinical trials and any commercial production of ficlatuzumab could be adversely affected.

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

To our knowledge, as of June 30, 2011, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 37% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after June 30, 2011. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-163778 and 333-165412), that were declared effective by the SEC on March 11, 2010. As of June 30, 2011, we estimate that we have used approximately $81.6 million of the net proceeds from the initial public offering to fund the clinical development of tivozanib and for working capital, capital expenditures and other general corporate purposes. We have invested the unused proceeds from the offering in short-term interest-bearing, investment grade securities. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC on March 12, 2010.

Item 5.	Other Information.

At our Annual Meeting of Stockholders held on June 1, 2011, our stockholders recommended, in a non-binding, advisory vote, that future advisory votes on the compensation of our named executive officers be held every year. After taking into consideration the foregoing recommendation from our shareholders, our board of directors has determined that we intend to hold future advisory votes on the compensation of our named executive officers every year.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 9, 2011	By:	/S/ DAVID B. JOHNSTON
David B. Johnston Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit	Description

10.1+	Research and License Agreement, dated May 31, 2011, by and between the Company and Centocor Ortho Biotech Inc.

10.2	Common Stock Purchase Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

10.3	Registration Rights Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

+	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission
*	submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.