Form 10-Q
period 2011-09-30
AVEO PHARMACEUTICALS INC
filed 2011-11-08
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2011: 43,200,810

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value amounts)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$45,913	$45,791
Marketable securities	213,915	94,407
Accounts receivable	9,747	391
Prepaid expenses and other current assets	5,559	4,864

Total current assets	275,134	145,453
Marketable securities	36,526	—
Property and equipment, net	5,163	4,532
Other assets	230	456
Restricted cash	705	607

Total assets	$317,758	$151,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,678	$9,247
Accrued expenses	13,297	10,121
Loans payable, net of discount	6,142	5,766
Deferred revenue	1,294	16,693
Other liabilities	1,249	—
Deferred rent	260	266

Total current liabilities	31,920	42,093
Loans payable, net of current portion and discount	17,900	17,636
Deferred revenue, net of current portion	20,008	16,509
Deferred rent, net of current portion	394	553
Other liabilities	1,238	2,487
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.001 par value: 100,000 shares authorized; 43,185 and 35,604 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	427,248	308,268
Accumulated other comprehensive loss	(296)	(20)
Accumulated deficit	(180,697)	(236,514)

Total stockholders’ equity	246,298	71,770

Total liabilities and stockholders’ equity	$317,758	$151,048

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaboration revenue	$3,585	$6,222	$163,753	$32,725

Operating expenses:
Research and development	20,098	20,252	83,193	68,867
General and administrative	6,582	3,611	22,181	10,199

	26,680	23,863	105,374	79,066

Income (loss) from operations	(23,095)	(17,641)	58,379	(46,341)

Other income and expense:
Other income, net	62	10	17	140
Interest expense	(953)	(1,029)	(2,911)	(2,361)
Interest income	168	52	332	87

Other expense, net	(723)	(967)	(2,562)	(2,134)

Net income (loss)	$(23,818)	$(18,608)	$55,817	$(48,475)

Basic net income (loss) per share
Net income (loss)	$(0.55)	$(0.60)	$1.44	$(2.13)

Weighted average number of common shares outstanding	43,017	30,889	38,575	22,773

Diluted net income (loss) per share
Net income (loss)	$(0.55)	$(0.60)	$1.38	$(2.13)

Weighted average number of common shares and dilutive common share equivalents outstanding	43,017	30,889	40,377	22,773

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$55,817	$(48,475)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,198	980
Stock-based compensation	4,280	2,920
Non-cash interest expense	655	1,166
Deferred rent	(165)	(110)
Loss on disposal of property and equipment	3	1
Remeasurement of warrants to purchase convertible preferred stock	—	(713)
Amortization of premium on investments	2,801	113
Changes in operating assets and liabilities:
Accounts receivable	(9,356)	267
Prepaid expenses and other current assets	(710)	(2,323)
Other noncurrent assets	226	1,369
Restricted cash	(98)	—
Accounts payable	431	1,306
Accrued expenses	3,176	1,722
Deferred revenue	(11,900)	(6,421)

Net cash provided by (used in) operating activities	46,358	(48,198)
Investing activities
Purchases of property and equipment	(1,832)	(1,271)
Purchases of marketable securities	(309,204)	(95,370)
Proceeds from maturities and sales of marketable securities	150,093	54,292

Net cash used in investing activities	(160,943)	(42,349)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	112,131	80,301
Proceeds from exercise of stock options and issuance of common stock	2,576	725
Proceeds from refinancing of loans payable	—	7,555
Principal payments on loans payable	—	(3,278)

Net cash provided by financing activities	114,707	85,303

Net increase (decrease) in cash and cash equivalents	122	(5,244)
Cash and cash equivalents at beginning of period	45,791	45,290
Cash and cash equivalents at end of period	$45,913	$40,046

Supplemental cash flow and noncash investing and financing
Issuance of warrants in conjunction with loan	$—	$780
Cash paid for interest	$2,264	$1,701
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is designed to provide an optimal blockade of the vascular endothelial growth factor, or VEGF, pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its wholly-owned subsidiary, AVEO Pharma Limited.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 11, 2011.

(3) Significant Accounting Policies

Basic and Diluted Income (Loss) per Common Share

The Company reports earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (ASC 260), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Preferred shares are not included in the calculation of net income (loss) per share until their conversion to common shares. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2010 because their effect is anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)
Basic earnings per share
Net income (loss)	$(23,818)	$(18,608)	$55,817	$(48,475)
Income allocated to participating securities	—	—	(83)	—

Income (loss) available to common stockholders	(23,818)	(18,608)	55,734	(48,475)

Basic weighted average common shares outstanding	43,017	30,889	38,575	22,773
Basic earnings (loss) per share	$(0.55)	$(0.60)	$1.44	$(2.13)

Diluted earnings per share
Net income (loss)	$(23,818)	$(18,608)	$55,817	$(48,475)
Income allocated to participating securities	—	—	(76)	—

Income (loss) available to common stockholders	(23,818)	(18,608)	55,741	(48,475)
Weighted average common shares outstanding	43,017	30,889	38,575	22,773
Diluted potential common shares	—	—	1,802	—

Diluted weighted average common shares and potential common shares	43,017	30,889	40,377	22,773
Diluted earnings (loss) per share	$(0.55)	$(0.60)	$1.38	$(2.13)

Stock-Based Compensation

The fair value of all stock-based awards to employees is recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of FASB ASC Topic 718, Stock Compensation. Stock-based awards issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period. During the three and nine months ended September 30, 2011 and 2010, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and development	$682	$503	$1,812	$1,283
General and administrative	1,005	502	2,468	1,637

	$1,687	$1,005	$4,280	$2,920

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

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2011 and December 31, 2010 consist of money market funds, commercial paper, corporate bonds, and U.S. government agency securities.

Marketable Securities

Marketable securities at September 30, 2011 and December 31, 2010 primarily consist of U.S. treasuries, U.S. government agency securities, a foreign government agency security, a foreign government bond, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have original maturities at the date of purchase in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2011. The Company sold one security during the three months ended September 30, 2010 for gross proceeds of $4.5 million, and recognized a gain of $1,853.

Available-for-sale securities at September 30, 2011 and December 31, 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011:
Corporate debt securities (Due within 1 year)	$169,021	$80	$(329)	$168,772
Corporate debt securities (Due after 1 year through 2 years)	7,308	—	(18)	7,290
U.S. Treasuries (Due within 1 year)	7,025	—	(1)	7,024
Government agency securities (Due within 1 year)	34,835	—	(11)	34,824
Government agency securities (Due after 1 year through 2 years)	29,250	—	(13)	29,237
Foreign government bond (Due within 1 year)	3,298	—	(4)	3,294

	$250,737	$80	$(376)	$250,441

December 31, 2010:
Corporate debt securities (Due within 1 year)	$71,615	$19	$(27)	$71,607
U.S. Treasury (Due within 1 year)	5,178	—	(1)	5,177
Government agency securities (Due within 1 year)	13,503	—	(6)	13,497
Foreign government agency security (Due within 1 year)	4,131	—	(5)	4,126

	$94,427	$19	$(39)	$94,407

The aggregate fair value of securities in an unrealized loss position for less than 12 months at September 30, 2011 was $168.7 million, representing forty three securities. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at September 30, 2011 and December 31, 2010 consists of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
September 30, 2011:
Corporate debt securities (Due within 1 year)	$96,550	$(329)
Corporate debt securities (Due after 1 year through 2 years)	7,290	(18)
U.S. Treasuries (Due within 1 year)	7,024	(1)
Government agency securities (Due within 1 year)	25,324	(11)
Government agency securities (Due after 1 year through 2 years)	29,237	(13)
Foreign government bond (Due within 1 year)	3,294	(4)

	$168,719	$(376)

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2010:
Corporate debt securities (Due in less than 1 year)	$27,536	$(27)
U.S. Treasury (Due in less than 1 year)	5,177	(1)
Government agency securities (Due in less than 1 year)	13,497	(6)
Foreign government agency security (Due in less than 1 year)	4,126	(5)

	$50,336	$(39)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at September 30, 2011.

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

Fair Value Measurements

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable, accounts payable, and loans payable, approximate their fair values at September 30, 2011 and December 31, 2010.

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	$245,175	$245,175	$245,175	$245,175
	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$41,176	$1,758	$—	$42,934
Marketable securities	7,024	243,417	—	250,441

	$48,200	$245,175	$—	$293,375

	$103,245	$103,245	$103,245	$103,245
	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,767	$14,015	$—	$42,782
Marketable securities	5,177	89,230	—	94,407

	$33,944	$103,245	$—	$137,189

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through September 30, 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) as of September 30, 2011 and 2010 consists entirely of unrealized gains/(losses) on available-for-sale securities.

	Nine months Ended September 30,
	2011	2010
	(in thousands)
Net income (loss)	$55,817	$(48,475)
Net unrealized gains on marketable securities	(276)	—

Comprehensive income (loss)	$55,541	$(48,475)

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

Prior to the adoption of ASU 2009-13, ASC Topic 605-25 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to the adoption of ASU 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. The Company has elected to prospectively apply the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after January 1, 2011. The adoption of ASU 2009-13 had a material impact on the Company’s financial position and results of operations for the three and nine months ended September 30, 2011 as discussed in Note 4, “Collaborations and License Agreements.”

On January 1, 2011, the Company adopted ASU 2010-17, which codified a method of revenue recognition that has been common practice. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with ASU 2010-17, the adoption of this standard did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the three and nine months ended September 30, 2011. This standard may impact the Company’s accounting for any milestone payments received in future periods.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma Inc.

On February 16, 2011, the Company, together with its wholly-owned subsidiary, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas will develop and commercialize tivozanib, AVEO’s product candidate currently in phase 3 clinical development, for the treatment of a broad range of cancers, including renal cell carcinoma (“RCC”) and breast and colorectal cancers. Under the terms of the Astellas Agreement, AVEO and Astellas will share responsibility for continued development and commercialization of tivozanib in North America and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which AVEO acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements due to the joint risk sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $8.5 million and $20.8 million during the three and nine months ended September 30, 2011, respectively, and general and administrative expense by $0.2 million and $0.6 million during the three and nine months ended September 30, 2011, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions is $8.7 million at September 30, 2011.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company recorded approximately $107,000 and $268,000 of revenue during the three and nine months ended September 30, 2011, respectively, associated with the Royalty Territory Deliverable.

The Company believes the development and approval milestones that may be received under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

The adoption of ASU 2009-13 on January 1, 2011 materially affected the Company’s accounting for the Astellas Agreement. Prior to the adoption of ASU 2009-13, the Royalty Territory Deliverable would not have met the criteria to be considered a separate unit of accounting because neither VSOE nor TPE of fair value exists for this deliverable. Accordingly, the entire arrangement consideration of $125 million would have been deferred at the inception of the arrangement and recognized ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. If the Astellas Agreement had been accounted for prior to the adoption of ASU 2009-13, the Company would have recognized revenue of $2.8 million and $7.0 million during the three and nine months ended September 30, 2011, respectively.

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

The Centocor License Agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to the Company, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA or a similar application filed with another regulatory authority outside of the United States (“IND Submission”), Centocor has the right to terminate the Centocor License Agreement at will upon 90 days written notice to the Company. After IND Submission, Centocor may terminate the Centocor License Agreement at will upon 180 days written notice to the Company. Either party has the right to terminate the Centocor License Agreement in connection with an insolvency event involving the other party or a material breach of the Centocor License Agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor License Agreement at will, or if the Company terminates the Centocor License Agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization of RON-targeted antibodies revert back to the Company. There are no refund provisions in the Centocor License Agreement that have financial consequences that impact the Company.

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

The Company may be entitled to receive future milestone payments totaling $540 million. The Company’s accounting policy is to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. The Company believes the development, approval and sales milestones that may be received under the Centocor License Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company had taken title to a portion of this material as of March 31, 2011 and the remainder of this material as of June 30, 2011 and, pursuant to the provisions of ASC Topic 730, recognized $1.1 million as research and development expense during the three months ended March 31, 2011, and $9.1 million as research and development expense during the three months ended June 30, 2011, when title passed to the Company.

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

Under the agreement, OSI paid the Company an up-front payment of $7.5 million, which was recorded in deferred revenue and was amortized over the Company’s period of substantial involvement, which ended in July 2011 (the date the Company satisfied its performance obligations under the OSI arrangement). OSI also paid the Company $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, OSI made research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of Series C Convertible Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of $5.5 million. The Company determined that the price paid of $3.00 per share by OSI included a premium of $0.50 over the price per share of the Company’s Series D Convertible Preferred Stock sold in April 2007; accordingly, the Company recognized the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series C Convertible Preferred Stock were converted into one share of common stock.

In consideration for the additional rights provided for pursuant to the July 2009 expanded agreement, OSI paid the Company an up-front payment of $5.0 million, which was recorded in deferred revenue and was amortized over the Company’s remaining period of substantial involvement, which ended in July 2011. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of Series E Convertible Preferred Stock, at a per share price of $4.00, resulting in gross proceeds to the Company of $15.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 per share paid by OSI included a premium of $1.04 per share over the fair value of the Series E Convertible Preferred Stock of $2.96 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the Probability Weighted Expected Return Method (“PWERM”) to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company recognized the premium of $3,900,000 as additional license revenue on a straight-line basis over the period of substantial involvement, which ended in July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products. In addition, the Company is eligible to receive up to $24.0 million in biomarker related milestones. In March 2011, the Company earned $1.5 million related to achieving certain of these research milestones under the agreement. These research milestones were not considered to be at risk and substantive, therefore, the $1.5 million in payments was deferred and was recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

In November 2010, OSI exercised its option under the July 2009 expanded agreement providing the right for OSI to license certain elements of the Company’s proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. The Company did not consider the option granted to OSI in July 2009 as a deliverable as there was significant uncertainty that this option would ultimately be exercised. The Company received $12.5 million upon delivery of the notice of option exercise, and completed the transfer of the relevant technology to OSI in July 2011. The remaining $12.5 million was paid in July 2011 following the successful transfer of the applicable technology. The Company deferred the initial $12.5 million payment, and recognized the full $25.0 million relating to the option exercise by OSI over the technology transfer period, which was completed in July 2011.

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

Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the twenty-year patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. The valuation used the Market Approach to estimate the Company’s enterprise value and the PWERM to allocate the enterprise value to each class of the Company’s equity securities; accordingly, the Company is recognizing the premium of $8,175,000 as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and at risk and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and at risk and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The Company considers these milestone payments to be consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

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

Kirin Brewery Co. Ltd. (KHK)

In December 2006, the Company entered into an exclusive license agreement, with the right to grant sublicenses, subject to certain restrictions, with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin) (“KHK”) to research, develop, manufacture and commercialize tivozanib (f/k/a KRN951), pharmaceutical compositions thereof and associated biomarkers in all territories in the world except for Asia (the “KHK Agreement”). Upon entering into the KHK Agreement, the Company made a cash payment in the amount of $5.0 million.

Under the KHK Agreement, the Company may be required to (i) make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones, (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid teens as a percentage of the Company’s net sales of tivozanib, and (iii) pay 30% of certain amounts the Company receives under the Astellas Agreement in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties the Company may receive from Astellas. The Company is not obligated to make any payments to KHK in respect of research and development funding or equity investments, subject to certain limitations.

In March 2010, the Company made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in the Company’s phase 3 clinical trial of tivozanib.

The Company also recorded $22.5 million of research and development expense in the nine months ended September 30, 2011 associated with the payment made to KHK related to the up-front license payment received under the Astellas Agreement.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Clinical expenses	$7,515	$5,676
Salaries and benefits	3,921	3,696
Accrued interest	275	256
Professional fees	203	204
Other	1,383	289

	$13,297	$10,121

(6) Loans Payable

On May 15, 2008, the Company entered into a $21.0 million financing agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, referred to as the prior loan agreement. On May 28, 2010, the Company entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million and repaid the remaining outstanding principal and interest under the prior loan agreement of $17.4 million. The Company was initially required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the new loan agreement provides that such date will be extended under certain circumstances. On April 1, 2011, the Company triggered the first of two possible extensions to the date from which principal payments will be made. On October 1, 2011, the Company triggered the second of two possible extensions to the date from which principal payments will be made. The Company is now required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on January 1, 2012. The current portion of loans payable as of September 30, 2011 considers this extension. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on June 1, 2014. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

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

The new loan agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the new loan agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the new loan agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth Capital also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2011, there have been no events of default under the loan. As of September 30, 2011, the principal balance outstanding was $25.0 million.

Future minimum payments under the loans payable outstanding as of September 30, 2011 are as follows:

Years Ending December 31:
2011(3 months remaining)	$752
2012	12,860
2013	11,610
2014	7,118

32,340
Less amount representing interest	(4,853)
Less discount	(958)
Less deferred charges	(2,487)
Less current portion	(6,142)

Loans payable, net of current portion and discount	$17,900

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the nine months ended September 30, 2011.

A summary of the status of the Company’s stock option activity at September 30, 2011 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,605,718	$6.44
Granted	993,641	$15.83
Exercised	(525,143)	$4.22
Cancelled	(57,758)	$9.74

Outstanding at September 30, 2011	4,016,458	$9.00	7.07	$26,792,764

Vested or expected to vest at September 30, 2011	3,851,099	$8.74	6.97	$26,581,171

Exercisable at September 30, 2011	2,450,333	$5.87	5.86	$23,398,525

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the nine months ended September 30, 2011 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. As of September 30, 2011, there was $10.8 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based awards to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. This model requires the Company to make assumptions with respect to factors such as volatility, interest rate, dividend yield and term. Since the Company completed its initial public offering in March 2010, it did not have sufficient history as a publicly traded company to evaluate its volatility. As such, the Company has used an average of several peer companies’ volatilities to determine a reasonable estimate of its volatility. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The Company utilized a weighted average method of using its own historical volatility data for the quarters that it has been public, along with data it obtained from its peer companies. Due to the lack of available quarterly data for these peer companies and insufficient history as a public company, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

During the three and nine months ended September 30, 2011 and 2010, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,
	2011	2010
Volatility factor	64.64%	66.80%
Risk-free interest rate	1.20%	1.59%
Dividend yield	—	—
Expected term (in years)	6.25	6.25

Nine Months Ended September 30,
	2011	2010
Volatility factor	64.37%-65.01%	63.92-66.80%
Risk-free interest rate	1.20%-2.57%	1.59%-2.92%
Dividend yield	—	—
Expected term (in years)	5.50-6.25	5.50-6.25

The restricted stock activity for the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2010	—	—
Granted	69,000	$14.16
Cancelled	—	—
Expired	—	—
Vested/Released	—	—

Unvested at September 30, 2011	69,000	$14.16

As of September 30, 2011, there was $0.4 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 0.7 years.

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

(8) Income Taxes

The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Prior to September 30, 2011, the Company had projected a loss for tax purposes for the year ended December 31, 2011 although the Company recorded substantial revenue related to the up-front payment from Astellas. As of September 30, 2011, the Company is now projecting taxable income for the year ended December 31, 2011 as a result of certain expenditures that are now expected to be incurred in 2012 rather than in 2011, as previously projected. The Company expects to utilize certain of its net operating loss carryforwards to offset taxable income, which is expected to result in an effective tax rate of 0% for the year ending December 31, 2011. As such, the Company has not recorded an income tax provision for the nine months ended September 30, 2011.

The Company has conducted an analysis of the potential change in ownership limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and has concluded that it has a sufficient amount of unlimited net operating loss carryforwards to fully offset the amount of projected taxable income for 2011. The Company will continue to update this analysis as subsequent changes in ownership could result in future limitations on the availability of carryover net operating losses.

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

On May 31, 2011, the Company entered into a definitive agreement with respect to the sale of 438,340 shares of its unregistered common stock at $17.11 per share to Johnson & Johnson Development Corporation. The Company completed the private placement on May 31, 2011, resulting in approximately $7.5 million in proceeds to the Company.

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

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2010, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, or SEC, on March 11, 2011. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Overview

We are a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, our lead product candidate, which is partnered with Astellas Pharma Inc., or Astellas, is designed to provide an optimal blockade of the vascular endothelial growth factor, or VEGF, pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. We have completed a successful 272-patient phase 2 clinical trial of tivozanib in patients with advanced renal cell cancer, or RCC. In this trial, we measured, among other things, each patient’s progression-free survival, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. Final data from the trial show the overall median progression-free survival of patients in the phase 2 clinical trial was 11.7 months. In a retrospective analysis of the subset of 176 patients in our phase 2 clinical trial who had the clear cell type of RCC and who had undergone prior removal of their affected kidney, referred to as a nephrectomy, both of which are inclusion criteria for our phase 3 clinical trial of tivozanib, the median progression-free survival was 14.8 months. The most common treatment-related side effects seen in the phase 2 clinical trial were hypertension (44.9%) and dysphonia, or hoarseness of voice (21.7%). Severe (grade 3/4) hypertension was observed in 11.8% of patients in the trial. Additionally, the incidence of other side effects in the phase 2 clinical trial, which are commonly associated with other VEGF receptor inhibitors, such as diarrhea, rash, mucositis, stomatitis, asthenia, fatigue, and hand-foot syndrome, was notably low in comparison to clinical trial results of other VEGF receptor inhibitors. Severe (grade 3/4) incidences of these side effects that were considered by the investigator to be possibly related to tivozanib occurred in fewer than two percent of patients (other than asthenia, for which the incidence was 2.6%).

In February 2010, we initiated enrollment in our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy and who have not received any prior VEGF-targeted therapy. In August 2010, we completed enrollment in the TIVO-1 study with 517 patients. Based upon the current rate of events, we expect to announce top-line TIVO-1 data in the first quarter of 2012. Nexavar is an oral VEGF receptor inhibitor approved for the treatment of RCC. In its phase 3 clinical trial in patients with advanced clear cell RCC, 94% of whom had undergone a prior nephrectomy, Nexavar demonstrated a median progression-free survival of 5.5 months. Progression-free survival is the primary endpoint in the TIVO-1 study. The TIVO-1 study is designed so that a difference in progression-free survival of three months or more between the treatment arms would be statistically significant. In addition to the TIVO-1 study, we have completed a mass balance study, and are conducting clinical pharmacology and safety studies including a food effect study, a QTc study (to assess the effect of tivozanib on cardiac repolarization), and drug-drug interaction studies. We are also planning a study in patients with liver impairment. In addition, we plan to conduct, or will seek waivers from conducting, additional special population studies and a pediatric study. We have also conducted additional toxicology studies in non-human primates and rodents, which will be included in our registration application.

In addition to the TIVO-1 study, we have evaluated or are evaluating tivozanib in multiple clinical trials including: a completed phase 1b clinical trial in combination with Torisel® (temsirolimus) in patients with advanced RCC; a phase 1b clinical trial in combination with the FOLFOX6 chemotherapy regimen in patients with advanced gastrointestinal cancers, including colorectal cancer; a recently completed phase 1b clinical trial in combination with Taxol® (paclitaxel) in patients with metastatic breast cancers; a phase 1b clinical trial in combination with Xeloda® (capecitabine) in patients with breast and colorectal cancers; a completed phase 1b clinical trial as a monotherapy in patients with non-small cell lung cancer; and a phase 2 clinical trial designed to evaluate biomarkers of tivozanib in patients with RCC. In addition, a phase 1 investigator sponsored clinical trial was completed in which tivozanib was combined with Afinitor® (everolimus) in patients with advanced gastrointestinal malignancies. We have completed enrollment in the phase 2 portion of this investigator sponsored trial combining tivozanib with Afinitor in patients with refractory metastatic colorectal cancer. We expect that the results of these trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK, in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions outside of Asia. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid teens as a percentage of our net sales of tivozanib. As discussed below under the heading “Strategic Partnerships”, we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for continued development and commercialization of tivozanib in North America and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib. We are required to pay KHK low to mid teen royalties on our net sales in North America, and 30% of certain amounts we receive in connection with Astellas’ development and commercialization activities of tivozanib outside of North America and Asia, including certain amounts we received or will receive from Astellas as up-front license fees, milestone payments and royalties.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. Through the use of our Human Response Platform, our scientists have observed that the HGF/c-Met pathway is a significant driver of tumor growth. We have completed a phase 1 clinical trial of ficlatuzumab and are conducting a phase 2 clinical trial in patients with non-small cell lung cancer.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales and, through September 30, 2011, have principally funded our operations through:

•	$294.2 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•

$15.0 million of gross proceeds in connection with the license agreement with Centocor executed in May 2011, which includes $7.5 million of gross proceeds from the sale of common stock to Johnson & Johnson Development Corporation, an affiliate of Centocor (recorded at $8.0 million, the fair market value on the date of issuance), and $7.5 million of non-dilutive capital in the form of license fees (recorded net of the discount on sale of common stock as $7.0 million of revenue);

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

•

$60.8 million of gross proceeds from the private placement of 4.5 million shares of our unregistered common stock at $13.50 per share to a group of institutional and accredited investors in November 2010; and

•	$111.2 million of gross proceeds from the sale of common stock in connection with the follow-on offering of our common stock in June 2011.

We do not have a history of being profitable and, as of September 30, 2011, we had an accumulated deficit of $180.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our discovery, research, development and commercialization activities, including the phase 3 clinical development and planned commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab. We will need additional financing to support our operating activities.

Strategic Partnerships

Kyowa Hakko Kirin

In December 2006, we entered into a license agreement with KHK under which we obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers. Our exclusive license covers all territories in the world, except for Asia. KHK has retained rights to tivozanib in Asia. Under the license agreement, we obtained exclusive rights in our territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million.

Under our license agreement with KHK, we may be required to

•	make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones,

•	pay tiered royalty payments on net sales we make of tivozanib in our territory ranging from the low to mid teens as a percentage of our net sales of tivozanib, and

•

pay 30% of certain amounts we receive under our collaboration and license agreement with Astellas, which we describe below, in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in the phase 3 clinical trial of tivozanib.

We also recorded $22.5 million of research and development expense in the nine months ended September 30, 2011 associated with the payment made to KHK related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011.

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

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint risk sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $8.5 million and $20.8 million during the three and nine months ended September 30, 2011, respectively, and general and administrative expense by $0.2 million and $0.6 million during the three and nine months ended September 30, 2011, respectively. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $8.7 million at September 30, 2011.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 Revenue Recognition – Multiple Element Arrangements to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe, a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty-bearing territory, and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty-bearing territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC Topic 605-25. ASC Topic 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocated the up-front consideration of $125 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third party evidence for such deliverables. Our best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and in the royalty-bearing territory, the development costs and market opportunity for the expansion of tivozanib into other solid tumor types, and the time to commercialization of tivozanib for all potential oncology indications. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty-bearing territory had de minimus value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We recorded approximately $107,000 and $268,000 of revenue during the three and nine months ended September 30, 2011, respectively, associated with the amortization of the deferred revenue associated with this agreement.

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

The Centocor license agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to us, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA or a similar application filed with another regulatory authority outside of the United States (which we refer to as IND submission), Centocor has the right to terminate the Centocor license agreement at will upon 90 days written notice to us. After IND submission, Centocor may terminate the Centocor license agreement at will upon 180 days written notice to us. Either party has the right to terminate the Centocor license agreement in connection with an insolvency event involving the other party or a material breach of the Centocor license agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor license agreement at will, or if we terminate the Centocor license agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization of RON-targeted antibodies revert back to us.

As noted above, Johnson & Johnson Development Corporation paid $7.5 million for 438,340 shares of our common stock at a purchase price of $17.11 per share, which reflected the average of the daily volume weighted average prices for our common stock for the 30 consecutive trading days ending on May 26, 2011. This weighted average sales price of $17.11 per share resulted in a $1.22 per share discount from the May 31, 2011 closing price of $18.33 per share, or a discount of $534,775 from the fair market value of the common stock on the effective date of the Centocor License Agreement. We determined this transaction was not within the scope of ASC 605-25 and, accordingly, we recorded the sale of common stock to Johnson & Johnson Development Corporation at fair value based on the closing price of our stock on May 31, 2011 of $18.33 per share.

The remaining activities under the Centocor license agreement were evaluated under ASC Topic 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. We determined that the Centocor license agreement included the following deliverables:

•	Exclusive, sublicensable commercialization and development license related to RON antibodies;

•	Non-exclusive license to use our RON index; and

•	Our obligation to provide research services.

We determined that each deliverable had stand-alone value upon delivery and therefore represents a separate unit of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Centocor.

We excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. We determined the estimated selling price for the license related to the RON antibodies and the license to the RON index based on management’s best estimate of selling price as we did not have vendor-specific objective evidence or third-party evidence of selling price for those deliverables. Our best estimate of selling price for the license related to the RON antibodies and license to the RON index considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that are typical for similarly staged monoclonal antibodies and other reasonable cost assumptions in determining research and development, and sales, general & administrative costs. As the relative selling price of the license related to the RON antibodies and license to the RON index (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011.

We will record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services.

We may be entitled to receive future milestone payments totaling $540 million. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. We believe the development, approval and sales milestones that may be received under the Centocor license agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, we will recognize payments related to the achievement of such milestones, if any, as revenue when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

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

In September 2007, OSI paid us an up-front payment of $7.5 million, which was recorded in deferred revenue and was amortized over our period of substantial involvement, which ended in July 2011. OSI also paid us $2.5 million for the first year of research program funding, which was recorded in deferred revenue and was recognized as revenue over the performance period and, thereafter, made sponsored research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of our series C convertible preferred stock, at a per share price of $3.00, resulting in gross proceeds to us of $5.5 million. We determined that the price paid of $3.00 per share by OSI represented a premium of $0.50 over the price per share for shares of our series D convertible preferred stock sold in April 2007; accordingly, we recognized the premium of $917,000 as additional license revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series C convertible preferred stock were converted into one share of common stock.

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

In November 2010, OSI exercised its option under the July 2009 expansion of the agreement to license certain elements of our proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. We did not consider the option granted to OSI in July 2009 as a deliverable as there was significant uncertainty that this option would ultimately be exercised. In connection with the exercise of the option, OSI was obligated to pay us $25 million in license expansion fees. We received $12.5 million upon delivery of the notice of option exercise, and we received the remaining $12.5 million in July 2011 in connection with the successful transfer of the applicable technology. We deferred the initial $12.5 million payment, and recognized the full $25 million relating to the option exercise by OSI over the period of substantial involvement, which ended in July 2011.

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

Schering-Plough (now Merck)

In March 2007, we entered into an agreement with Schering-Plough Corporation (now Merck & Co., Inc., or Merck), through its subsidiary Schering Corporation, acting through its Schering-Plough Research Institute division, under which we granted Merck exclusive, worldwide rights to develop and commercialize all of our monoclonal antibody antagonists of hepatocyte growth factor, or HGF, including ficlatuzumab, for therapeutic and prophylactic use in humans and for veterinary use. We also granted Merck an exclusive, worldwide license to related biomarkers for diagnostic use. Merck was responsible for all costs related to the clinical development of ficlatuzumab and clinical and commercial manufacturing. On September 28, 2010, we received notice from Merck of termination of the collaboration agreement effective as of December 27, 2010, at which point we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. We have taken title to all of this inventory as of June 30, 2011 and have expensed the full $10.2 million related to this inventory during the nine months ended September 30, 2011, as title passed to us.

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

Research and Development Expense

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials, including lab supplies;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for and milestone payments related to in-licensed products and technology;

•	stock-based compensation expense to employees and non-employees; and

•	costs associated with non-clinical activities and regulatory approvals.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Tivozanib	$8,527	$12,038	$41,236	$43,980
Ficlatuzumab	3,611	2,187	20,581	7,336
AV-203 program	2,296	982	4,584	2,102
Collaborations	621	733	2,129	2,339
Antibody pipeline	1,515	1,469	4,727	4,473
Other research and development	373	314	879	1,109
Overhead	3,155	2,529	9,057	7,528

Total research and development expenses	$20,098	$20,252	$83,193	$68,867

Tivozanib

We have completed a phase 2 clinical trial for tivozanib and in August 2010 completed enrollment of our 517-patient phase 3 clinical trial for tivozanib in advanced RCC. We are also conducting phase 1 clinical trials and a phase 2 clinical trial of tivozanib in various combinations and dosing regimens in advanced RCC and additional solid tumor indications, and anticipate initiating additional clinical trials of tivozanib in various combinations and dosing regimens in patients with colorectal cancer in 2011 and breast cancer in 2012. Future research and development costs for the tivozanib program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs, the timing of the regulatory process, and the success of the ongoing phase 3 clinical trial. We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe pursuant to a joint development plan, and any resulting profits or losses, are shared equally between the parties. We have included $8.5 million and $20.8 million in research and development cost reimbursements as a reduction in tivozanib related expenses for the three and nine months ended September 30, 2011, respectively. Our current estimate for the cost of the phase 3 clinical trial program, including the cost of the comparator drug, Nexavar, is approximately $67.0 million, excluding the effect of our cost sharing arrangement with Astellas. In the first quarter of 2010, we paid KHK a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we paid KHK 30% of the license fee received from Astellas and are required to pay certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas.

Ficlatuzumab

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We have completed a phase 1 clinical trial of ficlatuzumab and completed enrollment of a phase 2 clinical trial. We earned an $8.5 million milestone payment from Merck upon initiation of the phase 2 clinical trial in the second quarter of 2010. On September 28, 2010, we received from Merck a notice of termination of the collaboration agreement effective as of December 27, 2010, at which point we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we purchased supply of ficlatuzumab from Merck for $10.2 million to support ongoing clinical trials of ficlatuzumab. We have taken title to all of this material as of September 30, 2011 and, pursuant to the provisions of ASC Topic 730, have recognized this amount as research and development expense during the nine months ended September 30, 2011. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of the ficlatuzumab program.

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

Collaborations

We have performed research services for OSI Pharmaceuticals using our Human Response Platform. The agreement with OSI concluded in July 2011. The related expenses, including personnel and related expenses, are captured as a cost of the agreement with OSI Pharmaceuticals. Expenses incurred under the agreement with OSI Pharmaceuticals are fully supported by the revenue from that agreement. We also perform research services for Centocor under the Centocor license agreement. The related expenses are captured as a cost of the agreement with Centocor, and Centocor funds certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, marketing, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services.

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	the need to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we incur expenses related to the sales and marketing of our product candidates in anticipation of commercial launch before we receive regulatory approval of a product candidate; and

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. Prior to September 30, 2011 we had projected a loss for tax purposes for the year ended December 31, 2011 although we recorded substantial revenue related to the up-front payment from Astellas. As of September 30, 2011, we are now projecting taxable income for the year ended December 31, 2011 as a result of certain expenditures that are now expected to be incurred in 2012 rather than in 2011, as previously projected. We expect to utilize certain of our net operating loss carryforwards to offset taxable income, which is expected to result in an effective tax rate of 0% for the year ending December 31, 2011. As such, we have not recorded an income tax provision for the nine months ended September 30, 2011.

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

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

The following table summarizes the results of our operations for each of the three months ended September 30, 2011 and 2010, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Revenue	$3,585	$6,222	$(2,637)	(42)%
Operating expenses:
Research and development	20,098	20,252	(154)	(1)%
General and administrative	6,582	3,611	2,971	82%

Total operating expenses	26,680	23,863	2,817	12%

Loss from operations	(23,095)	(17,641)	(5,454)	31%
Other income, net	62	10	52	520%
Interest expense	(953)	(1,029)	76	(7)%
Interest income	168	52	116	223%

Net loss	$(23,818)	$(18,608)	$(5,210)	28%

The following table sets forth revenue for the three months ended September 30, 2011 and 2010:

Revenue	Three Months Ended September 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Strategic Partner:
OSI Pharmaceuticals	$2,468	$3,125	$(657)	(21)%
Centocor Ortho Biotech	794	—	794	—
Merck	—	2,794	(2,794)	(100)%
Biogen Idec	216	227	(11)	(5)%
Astellas	107	—	107	—
Other	—	76	(76)	(100)%

	$3,585	$6,222	$(2,637)	(42)%

Revenue. Revenue for the three months ended September 30, 2011 was $3.6 million compared to $6.2 million for the three months ended September 30, 2010, a decrease of approximately $2.6 million or 42%. The decrease is primarily attributable to a decrease of $2.8 million in revenue earned under the license agreement with Merck due to the termination of the license agreement in December 2010; and a decrease of $0.7 million in revenue from OSI, primarily related to the expiration of the research program under the OSI collaboration in June 2011. These decreases are partially offset by an increase of $0.8 million in research and development funding from Centocor.

Research and development. Research and development expenses for the three months ended September 30, 2011 were $20.1 million compared to $20.3 million for the three months ended September 30, 2010, a decrease of $0.2 million or 1%. The decrease is primarily attributable to the reimbursement of $8.5 million of tivozanib development costs pursuant to our agreement with Astellas. The decrease is partially offset by a $2.3 million increase in salaries, benefits and contract labor due to an increase in personnel primarily supporting development activities for tivozanib; a $1.8 million increase in contract manufacturing costs related to tivozanib clinical trials; a $0.9 million increase in outsourcing costs primarily related to an increase in medical education, publications and advisory meetings; a $0.6 million increase in clinical trial costs; a $0.5 million increase in contract manufacturing costs related to AV-203 clinical trials; a $0.5 million increase in preclinical activities for AV-203; a $0.3 million increase in contract manufacturing costs related to ficlatuzumab clinical trials; and a $0.3 million increase in facility costs primarily due to the expansion to an additional location at 12 Emily Street in Cambridge, MA.

General and administrative. General and administrative expenses for the three months ended September 30, 2011 were $6.6 million compared to $3.6 million for the three months ended September 30, 2010, an increase of $3.0 million or 82%. The increase is primarily the result of an increase of $1.0 million in salaries and benefits primarily due to an increase in personnel hired to support our pre-commercialization activities for tivozanib; an increase of $0.9 million for pre-commercialization activities for tivozanib; a $0.5 million increase in stock-based compensation expense; and an increase of $0.2 million in recruiting and relocation costs due to an overall increase in hiring.

Other income, net. Other income, net for the three months ended September 30, 2011 was $62,000 compared to $10,000 for the three months ended September 30, 2010, an increase of $52,000. The income for the three months ended September 30, 2011 is primarily due to foreign exchange rate gains on payments made to foreign vendors.

Interest expense. Interest expense for the three months ended September 30, 2011 remained relatively consistent and was $1.0 million compared to $1.0 million for the three months ended September 30, 2010. The interest expense is due to the loan agreement with Hercules Technology Growth.

Interest income. Interest income for the three months ended September 30, 2011 was $168,000 compared to $52,000 for the three months ended September 30, 2010, an increase of $116,000, or 223%. The increase in interest income is primarily due to an overall higher average cash balance during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

The following table summarizes the results of our operations for each of the nine months ended September 30, 2011 and 2010, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Revenue	$163,753	$32,725	$131,028	400%
Operating expenses:
Research and development	83,193	68,867	14,326	21%
General and administrative	22,181	10,199	11,982	117%

Total operating expenses	105,374	79,066	26,308	33%

Income (loss) from operations	58,379	(46,341)	104,720	(226)%
Other expense, net	17	140	(123)	(88)%
Interest expense	(2,911)	(2,361)	(550)	23%
Interest income	332	87	245	282%

Net income (loss)	$55,817	$(48,475)	$104,292	(215)%

The following table sets forth revenue for the nine months ended September 30, 2011 and 2010:

Revenue	Nine Months Ended September 30,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Strategic Partner:
Astellas	$120,468	—	$120,468	—
OSI Pharmaceuticals	29,576	$9,313	20,263	218%
Centocor Ortho Biotech	8,037	—	8,037	—
Merck	—	17,709	(17,709)	(100)%
Biogen Idec	5,648	5,530	118	2%
Other	24	173	(149)	(86)%

	$163,753	$32,725	$131,028	400%

Revenue. Revenue for the nine months ended September 30, 2011 was $163.8 million compared to $32.7 million for the nine months ended September 30, 2010, an increase of approximately $131.0 million or 400%. The increase is primarily attributable to $120.5 million in revenue recognized in connection with our agreement with Astellas; an increase of $20.3 million in revenue from OSI primarily related to the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; and $1.0 million in research and development funding from Centocor. These increases were partially offset by a decrease of $17.7 million in revenue earned under our license agreement with Merck due to its termination in December 2010.

Research and development. Research and development expenses for the nine months ended September 30, 2011 were $83.2 million compared to $68.9 million for the nine months ended September 30, 2010, an increase of $14.3 million or 21%. The increase is primarily attributable to a $12.7 million increase in contract manufacturing costs primarily related to a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies; a net increase in licensing costs of $12.6 million resulting primarily from a $22.5 million expense recorded in connection with our obligations to KHK related to the up-front license payment received under our agreement with Astellas during the first quarter of 2011, compared to a $10.0 million milestone payment to KHK in connection with the initial dosing of patients in our phase 3 clinical trial of tivozanib during the same period last year; a $4.9 million increase in salaries, benefits and contract labor due to an increase in personnel hired to support development activities for tivozanib; a $1.8 million increase in outsourcing costs primarily related to an increase in medical education, advisory boards and publications related to tivozanib; an increase of $0.9 million in consulting costs primarily related to the development of tivozanib; a $0.7 million increase in facility costs due to the expansion to an additional location at 12 Emily Street; a $0.5 million increase in stock-based compensation; and a $0.4 million increase in clinical trial costs. These increases were partially offset by the reimbursement of $20.8 million of tivozanib development costs pursuant to our agreement with Astellas.

General and administrative. General and administrative expenses for the nine months ended September 30, 2011 were $22.2 million compared to $10.2 million for the nine months ended September 30, 2010, an increase of $12.0 million or 117%. The increase is primarily the result of a $4.25 million payment to a financial advisor in connection with the consummation of our agreement with Astellas; a $2.5 million increase in salaries and benefits primarily due to an overall increase in personnel hired to support our pre-commercialization activities for tivozanib; an increase of $1.4 million for pre-commercialization activities for tivozanib development; a $1.3 million increase in legal costs incurred primarily due to patent prosecution costs and advice related to the collaboration agreement with Astellas; an increase of $0.9 million for recruiting and relocation costs due to an overall increase in hiring; a $0.8 million increase in stock-based compensation expense; an increase of $0.4 million in consulting costs due to a general increase in business activity; an increase of $0.3 million in facility costs due to an increase in personnel and the expansion to an additional location at 12 Emily Street; and an increase of $0.3 million for costs related to being a public company. These increases were partially offset by the reimbursement of $0.6 million of tivozanib costs pursuant to our agreement with Astellas.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2011 was $17,000 compared to $140,000 for the nine months ended September 30, 2010, a decrease of $123,000, or 88%. The income for the nine months ended September 30, 2010 is largely a result of a decrease in the value of warrants to purchase preferred stock resulting from a decrease in the value of the underlying stock, partially offset by the loss on the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May 2010; there was no warrant valuation adjustment for the nine months ended September 30, 2011 as the warrants converted to warrants to purchase common stock in connection with our initial public offering in March 2010.

Interest expense. Interest expense for the nine months ended September 30, 2011 was $2.9 million compared to $2.4 million for the nine months ended September 30, 2010, an increase of $0.6 million or 23%. The increase in interest expense is due to the refinancing of our loan agreement with Hercules Technology Growth in May 2010, resulting in a higher average loan balance outstanding during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Interest income. Interest income for the nine months ended September 30, 2011 was $332,000 compared to $87,000 for the nine months ended September 30, 2010, an increase of $245,000, or 282%. The increase in interest income is primarily due to an overall higher average cash balance during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of September 30, 2011, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $60.8 million from our private placement of shares of our common stock to a group of institutional and accredited investors, $111.2 from our follow-on offering of shares of our common stock, $169.6 million from the sale of convertible preferred stock prior to becoming a public company, and $7.5 million of gross proceeds from the sale of common stock in connection with the agreement with Johnson and Johnson Development. As of September 30, 2011, we had received an aggregate of $301.7 million in cash from our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, Astellas, Centocor and Eli Lilly, and $25.0 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of September 30, 2011, we had cash, cash equivalents and marketable securities of approximately $296.4 million. Currently, our funds are invested in money market funds, U.S. government agency securities, a foreign government bond, U.S. treasuries, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$46,358	$(48,198)
Net cash used in investing activities	(160,943)	(42,349)
Net cash provided by financing activities	114,707	85,303

Net increase (decrease) in cash and cash equivalents	$122	$(5,244)

For the nine months ended September 30, 2011 and 2010, our operating activities provided (used) cash of $46.4 million, and $(48.2) million, respectively. The cash provided by operations for the nine months ended September 30, 2011 was due primarily to our net income adjusted for non-cash items and offset by a decrease in deferred revenue of $11.9 million related to, in part, the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement, as well as an increase in accounts receivable of $9.4 million primarily due from Astellas for reimbursement of development expenses. The cash used in operations for the nine months ended September 30, 2010 was due primarily to our net loss adjusted for non-cash items as well as a $2.3 million increase in prepaid expenses primarily associated with advance payments for our clinical trials, and a decrease in deferred revenue of $6.4 million related to the recognition of previously deferred revenue.

For the nine months ended September 30, 2011 and 2010, our investing activities used cash of $160.9 million, and $42.3 million, respectively. The cash used by investing activities for the nine months ended September 30, 2011 and 2010 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $1.8 million and $1.3 million, respectively.

For the nine months ended September 30, 2011 and 2010, our financing activities provided $114.7 million and $85.3 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to the sale and issuance of 6,352,119 shares of common stock at a price of $17.50 per share in our follow-on public offering in June 2011 with net proceeds of $104.2 million, the sale and issuance of 438,340 shares of common stock at a price of $17.11 per share in connection with the Centocor license agreement, as well as stock option exercises of $2.6 million. The cash provided by financing activities for the nine months ended September 30, 2010 was due to the sale and issuance of 9,000,000 shares of common stock at a price of $9.00 per share in our initial public offering with net proceeds of $72.2 million, the exercise of the option to purchase an additional 968,539 shares by the underwriters in the initial public offering resulting in net proceeds of $8.1 million, stock option exercises of $0.7 million, and net proceeds of $7.6 million from the modification of loans payable from our loan agreement entered in to with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $3.3 million.

Credit Facilities. On May 15, 2008, we entered into a $21.0 million financing agreement with Hercules Technology Growth and Comerica Bank, referred to as the prior loan agreement. The full amount of the loan was drawn down in 2008. On May 28, 2010, we entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest of $17.4 million under the prior loan agreement. We are required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on January 1, 2012. The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. This amount is included in current liabilities as other liabilities. The new loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due upon the maturity of the loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The unpaid principal balance and all accrued but unpaid interest, plus the end of term payment in the amount of approximately $1.24 million, will be due and payable on June 1, 2014.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of September 30, 2011, the principal balance outstanding was $25.0 million.

Operating Capital Requirements. Assuming we successfully complete clinical trials and obtain requisite regulatory approvals, we anticipate commercializing tivozanib in 2013 at the earliest. Therefore, we anticipate that we will continue to incur significant operating costs to complete our clinical trial programs for tivozanib and ficlatuzumab, build commercial capabilities, develop our antibody pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, will allow us to fund our operating plan beyond 2012.

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

Contractual Obligations and Commitments

In connection with our obligation under the license agreement with KHK to pay 30% of sublicense revenue we receive, we incurred expenses of $22.5 million in connection with the up-front license payment received under our collaborative agreement with Astellas.

We also incurred expenses to financial advisors in connection with our collaborative agreement with Astellas of $4.25 million.

On February 28, 2011, we entered into a sublease agreement with Acceleron Pharma, Inc. to sublease 14,214 square feet of office space located at 12 Emily Street in Cambridge, MA. The sublease will expire on May 30, 2015. In conjunction with the lease, we entered into a standby letter of credit in the amount of $97,129 which will expire on May 31, 2012 subject to automatic extensions for periods of one year related to the term of the sublease. The letter of credit has been collateralized by a money market account held by the bank which issued the letter of credit. This money market account is classified as a component of restricted cash on the condensed consolidated balance sheet at September 30, 2011.

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

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of September 30, 2011 and December 31, 2010, we had cash, cash equivalents and marketable securities of $296.4 million and $140.2 million, respectively, consisting of money market funds, U.S. treasuries, U.S. government agency securities, a foreign government agency security, a foreign government bond, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth pursuant to which we received a loan in the aggregate principal amount of $25.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of September 30, 2011, we would have a decrease in future annual cash flows of approximately $219,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our evaluation of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of tivozanib and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP (current good manufacturing practices);

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

Positive results in early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. Although the results of our phase 2 clinical trial of tivozanib for the treatment of advanced RCC were positive, we cannot be assured that the phase 3 clinical trial for the treatment of advanced RCC will achieve positive results. A number of factors could contribute to a lack of positive results in our phase 3 clinical trial of tivozanib.

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

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market tivozanib. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial. Based on our discussions with the FDA and the EMA, we believe we will be required to conduct only a single phase 3 clinical trial of tivozanib in advanced RCC. All of the VEGF inhibitor drugs approved by the FDA and the EMA to date in advanced RCC, have been approved on the basis of a single phase 3 clinical trial. However, if the FDA or EMA determines that our phase 3 clinical trial results are not statistically significant and do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or if the FDA or EMA requires us to conduct additional phase 3 clinical trials of tivozanib in order to gain approval, we will incur significant additional development costs, commercialization of tivozanib would be prevented or delayed and our business would be adversely affected.

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

Although we had net income for the nine months ended September 30, 2011, we have a history of incurring net losses. We have incurred net losses in all prior periods. As of September 30, 2011, we had an accumulated deficit of $180.7 million. We do not know whether or when we will achieve or sustain profitability. To date, we have not commercialized any products or generated any revenues from the sale of products. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple phase 1 clinical trials, a phase 2 clinical trial and a phase 3 clinical trial of tivozanib, for which we share expenses with Astellas, and two ongoing phase1 clinical trials and a phase 2 clinical trial of ficlatuzumab, which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib, ficlatuzumab and other new and existing antibody product candidates. These expenditures will include costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, will allow us to fund our operating plan beyond 2012. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our products. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnerships with Astellas, OSI Pharmaceuticals, Inc., or OSI, Biogen Idec and Centocor Ortho Biotech Inc., or Centocor. Under each of these strategic partnerships, our strategic partners have significant development and commercialization responsibilities with respect to anticipated therapeutics to be developed and sold. If these strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements, our future revenues could be negatively impacted and the development and commercialization of product candidates would be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under these strategic partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “– If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 52.

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

At September 30, 2011, we had $296.4 million of cash, cash equivalents and marketable securities consisting of money market funds, U.S. treasuries, U.S. government agency securities, a foreign government bond, and corporate debt, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic downturn.

Risks Related to Our Business and Industry

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that tivozanib, if approved for the treatment of advanced RCC, would compete with angiogenesis inhibitors and mTOR inhibitors that are currently approved for the treatment of advanced RCC, such as Avastin, marketed by Roche Laboratories, Inc., Nexavar, marketed by Onyx Pharmaceuticals, Inc. and Bayer HealthCare AG, Sutent, marketed by Pfizer Inc., Votrient, marketed by GlaxoSmithKline plc, Torisel, marketed by Pfizer, Inc. and Afinitor, marketed by Novartis Pharmaceuticals Corporation, and other therapies in development such as axitinib, for which Pfizer has recently filed for regulatory approval in the United States and Europe.

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

We set goals for, and make public statements regarding, the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we expect, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and prospects.

Our operations began in October 2001 and we have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

•	execute product development activities;

•	obtain required regulatory approvals for the development and commercialization of our product candidates;

•	build and maintain a strong intellectual property portfolio;

•	build and maintain robust sales, distribution, reimbursement and marketing capabilities;

•	obtain reimbursement and gain market acceptance for our products;

•	develop and maintain successful strategic relationships and partnerships; and

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Tuan Ha-Ngoc, our President and Chief Executive Officer, Elan Ezickson, our Executive Vice President and Chief Business Officer, David Johnston, our Chief Financial Officer, William Slichenmyer, our Chief Medical Officer, Michael Bailey, our Chief Commercial Officer, and Jeno Gyuris, our Senior Vice President, Head of Research, as well as others on our management team. The loss of services of any of these individuals or one or more of our other members of management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Although we have entered into an employment agreement and a severance and change in control agreement with Tuan Ha-Ngoc, and severance and change in control agreements with each of Elan Ezickson, David Johnston, William Slichenmyer, Michael Bailey and Jeno Gyuris, these agreements do not provide for a fixed term of service.

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

•

the potential and perceived advantages over alternative treatments, including, with respect to tivozanib, advantages over Avastin, Nexavar, Sutent, Votrient or other emerging therapies such as axitinib;

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

We have relied upon a small number of third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. For instance, we rely on one supplier for the drug substance for tivozanib. Currently, a separate contract manufacturer manufactures, packages and distributes the drug product for clinical supplies of tivozanib. While we believe that our existing supplier of drug substance and our existing supplier of drug product, or an alternative supplier, would be capable of producing drug substance and drug product, as the case may be, in commercial quantities, we will need to fully validate their ability to produce drug substance and drug product on a commercial scale and establish contractual relationships with them to secure supply on a commercial basis. If we are unable to validate our third party manufacturing sources’ ability to supply on a commercial basis and fail to establish commercially reasonable terms for commercial supply, we may not be able to successfully produce and market tivozanib or would be delayed in doing so.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharma patents is costly, time-consuming and inherently uncertain. In September 2011, patent reform legislation passed by Congress was signed into law. The new patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a new post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharma industry will be affected by such changes in the patent system. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•

new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, including Roche’s Avastin, Pfizer’s Sutent and its development-stage compound, axitinib, Onyx’s Nexavar, GSK’s Votrient and the timing of these introductions or announcements;

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

To our knowledge, as of September 30, 2011, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 37% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2011. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-163778 and 333-165412), that were declared effective by the SEC on March 11, 2010. As of September 30, 2011, we estimate that we have used all of the net proceeds from the initial public offering to fund the clinical development of tivozanib and for working capital, capital expenditures and other general corporate purposes.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 8, 2011	By:	/S/ DAVID B. JOHNSTON
David B. Johnston Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.