Form 10-Q/A
period 2011-06-30
AVEO PHARMACEUTICALS INC
filed 2011-11-29
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34655

AVEO PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Sidney Street, Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 299-5000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address, and Former Fiscal year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2011: 43,100,459

TABLE OF CONTENTS

PART II — OTHER INFORMATION

Item 6. Exhibits

SIGNATURES
INDEX TO EXHIBITS
EX-10.1
EX-31.1
EX-31.2

EXPLANATORY NOTE

AVEO Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2011 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.1 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report. Certain portions of the information that was omitted from the Exhibit as filed with the Quarterly Report have now been included as part of the revised Exhibit.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

PART II — OTHER INFORMATION

Item 6. Exhibits

The following documents are filed as exhibits to this Amendment No. 1 on Form 10-Q/A:

Exhibit	Description

10.1*†	Research and License Agreement, dated May 31, 2011, by and between the Company and Centocor Ortho Biotech Inc.

10.2**	Common Stock Purchase Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

10.3**	Registration Rights Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

By:	/s/ DAVID B. JOHNSTON
DAVID B. JOHNSTON
Chief Financial Officer and principal financial and accounting officer

November 29, 2011

INDEX TO EXHIBITS

Exhibit	Description

10.1*†	Research and License Agreement, dated May 31, 2011, by and between the Company and Centocor Ortho Biotech Inc.

10.2**	Common Stock Purchase Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

10.3**	Registration Rights Agreement, dated May 31, 2011, by and between the Company and Johnson & Johnson Development Corporation.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 9, 2011.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.