Form 10-K
period 2011-12-31
AVEO PHARMACEUTICALS INC
filed 2012-03-30
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Market at the close of business on June 30, 2011, was $530,804,647. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 29, 2012: 43,557,313

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2012 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVEO PHARMACEUTICALS, INC.

References to AVEO

Throughout this Form 10-K, the words “we,” “us,” “our” and “AVEO” refer to AVEO Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of AVEO Pharmaceuticals, Inc.

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

Overview

We are a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Our proprietary Human Response Platform,™ a novel method of building preclinical models of human cancer, provides us with unique insights into cancer biology and is being leveraged in the discovery and clinical development of our cancer therapeutics.

Tivozanib, our lead product candidate, which we partnered with Astellas Pharma Inc., or Astellas, in 2011, is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors that is designed to optimize VEGF blockade while minimizing off-target toxicities. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. In January 2012, we announced top-line data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in renal cell carcinoma, or RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF- and mTOR-targeted therapy. In this trial, we measured, among other things, each patient’s progression-free survival, or PFS, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. PFS is the primary endpoint in the TIVO-1 study. In the TIVO-1 study, tivozanib demonstrated a statistically significant improvement in PFS over Nexavar with a median PFS of 11.9 months for tivozanib compared to a median PFS of 9.1 months for Nexavar in the overall study population. Tivozanib also demonstrated a statistically significant improvement in PFS with a median PFS of 12.7 months compared to a median PFS of 9.1 months for Nexavar in the pre-specified subpopulation of patients who received no prior systemic anti-cancer therapy for metastatic disease—a subpopulation that comprised approximately 70% of the total study population. In the TIVO-1 study, tivozanib demonstrated a well-tolerated safety profile consistent with the results from our tivozanib phase 2 clinical trial in patients with advanced RCC; the most commonly reported side effect was hypertension, a well established on-target and manageable effect of VEGF receptor inhibitors. The most common treatment-related side effects seen in the phase 2 clinical trial were hypertension (44.9%) and dysphonia, or hoarseness of voice (21.7%). Additionally, the incidence of other side effects in the phase 2 clinical trial that are commonly associated with other VEGF receptor inhibitors, such as diarrhea, rash, mucositis, stomatitis, fatigue, and hand-foot syndrome, was relatively low.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple phase 1 and phase 2 clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing tivozanib biomarkers in solid tumors. The BATON trials include BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC, which completed enrollment in early 2012. The second BATON study underway is BATON-CRC, a phase 2 clinical trial evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Additionally, we expect to initiate further clinical evaluation of tivozanib in breast cancer in 2012 as part of our BATON program.

We expect that the results of all of our phase 1 and phase 2 trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK, in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions outside of Asia. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third party sublicensees, including Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for continued development and commercialization of tivozanib in North America and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. We have completed two phase 1 clinical trials of ficlatuzumab demonstrating the ability to combine ficlatuzumab with epidermal growth factor receptor, or EGFR, inhibitors Tarceva® and Iressa®. In May 2010, we initiated a phase 2 clinical trial evaluating ficlatuzumab in patients with non-small cell lung cancer. This is a first-line study comparing ficlatuzumab in combination with Iressa versus Iressa monotherapy. We anticipate announcing data from the ficlatuzumab phase 2 trial in the second half of 2012.

We have also identified a number of other promising targets for the development of novel cancer therapeutics using our Human Response Platform. We have preclinical and discovery antibody programs underway focused on targets that appear to be important drivers of tumor growth, including our third clinical candidate AV-203, which targets the ErbB3 receptor (partnered with Biogen Idec, Inc., or Biogen Idec), as well as programs directed toward the RON receptor (Recepteur d’Origine Nantais) (partnered with Centocor Ortho Biotech Inc., or Centocor). We expect to initiate clinical development with AV-203 in the first half of 2012.

Our proprietary Human Response Platform was designed to overcome many of the limitations of traditional approaches to modeling human cancer. The traditional method of modeling human cancer uses a model referred to as a xenograft. A xenograft model is created by adapting cells from a human tumor to grow in a petri dish, and then injecting these cells in a mouse, where they grow into tumors. However, the resulting tumors differ from the original tumor in important respects, and, accordingly, xenograft models are often poor predictors of the success of cancer drugs in human clinical trials. In our Human Response Platform, we use patented genetic engineering techniques to grow populations of spontaneous tumors in animals containing human-relevant, cancer-causing mutations and tumor variation akin to what is seen in populations of human tumors. Because we believe that these populations of tumors better replicate what is seen in human cancer, we believe that our Human Response Platform provides us with unique insights into cancer biology and mechanisms of drug response and resistance, and represents a significant improvement over traditional approaches. We are utilizing this Human Response Platform alone and with our strategic partners to (i) identify and validate target genes which drive tumor growth, (ii) evaluate drugs which can block the function of these targets and (iii) identify biomarkers, which are indicators of drug response and resistance in patients, in an effort to evaluate which patients are most likely to respond favorably to treatment with such drugs. The potential identification and development of relevant biomarkers through our Human Response Platform is a core component of our oncology drug development efforts. Our goal is to utilize the biomarker data from BATON-CRC and other BATON clinical trials to further inform our clinical development strategy.

Product Pipeline

We are seeking to develop multiple new drugs that target important mechanisms known or believed to be involved in cancer. These drugs include our lead drug candidate, tivozanib, a small molecule oral cancer drug designed to prevent tumor growth by inhibiting angiogenesis, as well as monoclonal antibodies against HGF and ErbB3. We also are developing a pipeline of earlier stage, novel antibodies that are designed to target mechanisms which we believe to be important in cancer. Our drug discovery and development activities are supported by our Human Response Platform.

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

Cancer cells and associated tumor tissue secrete a variety of protein activators, or growth factors, that bind to receptors and promote angiogenesis. Growth factors that bind to specific receptors are known as ligands for those receptors. Vascular endothelial growth factor, or VEGF, stimulates angiogenesis and is required for the maintenance of new blood vessels. Most tumors produce various forms of VEGF and other ligands which bind to the three VEGF receptors, VEGF receptors 1, 2 and 3. The VEGF receptors are found predominantly on the surface of normal vascular endothelial cells. The secretion of these ligands attracts normal endothelial cells to the tumor site where they are stimulated to proliferate and form new blood vessels that feed the tumor.

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

We believe that the optimal approach to inhibiting the VEGF pathway is through an oral drug that provides optimal blockage of the VEGF pathway by potently and selectively inhibiting all three VEGF receptors. Each of the currently approved VEGF receptor inhibitors has significant side effects when administered alone, and studies have shown that it is challenging to administer these drugs in combination with other anti-cancer agents at their full dose and schedule due to overlapping toxicities. Each of the currently available VEGF receptor inhibitors has one or more drawbacks, including: (i) a lack of adequate potency, which may necessitate high dosage levels in order to sufficiently block all three VEGF receptors; (ii) a lack of selectivity, which may result in off-target side effects due to an unintended impact on other biological targets; and (iii) a short duration of inhibition, which may necessitate dosing more than once per day and may not ensure continuous inhibition of the VEGF pathway.

Despite the various challenges encountered with the approved VEGF receptor inhibitors, sales of VEGF pathway inhibitor drugs have been estimated to exceed over $8.0 billion worldwide in 2011, based on quarterly and annual reports made publicly available by companies marketing such drugs. According to EvaluatePharma® consensus forecasts from equity research analysts, drugs targeting angiogenesis are projected to have sales of more than $14 billion by 2014. Currently approved VEGF pathway inhibitors include Avastin, an antibody that blocks only one of the ligands for the VEGF receptors, and Nexavar, Sutent® (sunitinib), Inlyta® (axitinib) and Votrient® (pazopanib), each of which are small molecule drugs that target the VEGF receptors, but that also bind to a number of other targets with varying potency.

We believe there is a significant unmet need for a new, oral VEGF pathway inhibitor that is designed to provide optimal blockade of all three VEGF receptors, which is more tolerable, which can be more easily combined with other anti-cancer drugs and which can maintain continuous inhibition of the pathway with a convenient dosing regimen.

Potential Advantages of Tivozanib

We believe that the top-line efficacy and safety data on tivozanib reported from the TIVO-1 trial could position tivozanib as a first-line treatment for patients with RCC. The potential advantages of tivozanib, which we believe are the basis for the favorable efficacy and safety profile observed in the clinical trials of tivozanib to date, are its potency, selectivity and long half-life inhibition of all three VEGF receptors. We believe that this favorable profile may allow tivozanib to be successfully used as a monotherapy and to be more readily combined with other anti-cancer agents in multiple tumor types. These advantages, along with tivozanib’s one capsule, once-daily dosing regimen, may differentiate tivozanib from currently marketed and in-development VEGF receptor inhibitors, and may allow tivozanib to fulfill an unmet need in the anti-angiogenesis market.

The high potency of tivozanib across VEGF receptors 1, 2 and 3 provides a comprehensive blockade of the VEGF pathway, while its high level of selectivity for all three VEGF receptors is designed to minimize unintended side effects, referred to as off-target toxicities. In the clinical trials of tivozanib to date, hypertension and dysphonia have been the most commonly reported side effects in patients. The occurrence of hypertension and dysphonia are driven by inhibition of the VEGF pathway, and suggest that the pathway has been substantially inhibited. Hypertension associated with tivozanib can usually be managed using standard anti-hypertensive drugs, and both hypertension and dysphonia have been manageable and reversible in our clinical trials.

In contrast, many of the existing drugs that act by inhibiting the VEGF pathway also inhibit targets in other pathways, which can cause off-target toxicities. The most commonly reported toxicities for Sutent and Inlyta are fatigue and diarrhea, for Nexavar are fatigue, rash and diarrhea, and for Votrient is diarrhea. Votrient has also been associated with severe, and sometimes fatal, liver toxicity. Sutent, Nexavar and Votrient can also cause myelosuppression, which refers to a decrease in the production of blood cells, resulting in both anemia and neutropenia. Anemia is a decrease in the number of red blood cells, which carry oxygen, and neutropenia is a decrease in the number of certain white blood cells, which fight infection. None of these side effects are believed to be associated with inhibition of the VEGF pathway and, therefore, are considered off-target toxicities.

In clinical trials, levels of tivozanib in a patient’s blood have been maintained for a prolonged period following a single dose, which allows for convenient, once-a-day dosing. Tivozanib has demonstrated an approximate four and a half day half-life, meaning the time it takes for the concentration of a drug in circulation to be reduced by one-half. Drugs with a short half-life may not sufficiently inhibit their intended therapeutic targets. In RCC, we believe that drugs that do not maintain blockade of the VEGF receptors throughout the course of therapy may result in a loss of efficacy or the occurence of adverse events due to spikes in drug exposure. For this reason, it is important to maintain sufficient levels of drug in the patient throughout the course of therapy. Because tivozanib has demonstrated a long half-life, we believe it maintains a more consistent blockade of the relevant receptors and, accordingly, tivozanib is dosed on a one-capsule, once-per-day schedule.

Renal Cell Cancer

Market Opportunity. Based on the World Health Organization GLOBOCAN data (published in 2008), in the United States it is estimated that over 56,000 patients are diagnosed with RCC and that almost 14,000 die from the disease each year. In Europe it is estimated that over 73,000 patients are diagnosed with RCC and that over 31,000 die from the disease each year. According to the American Cancer Society, RCC accounts for approximately 90% of all kidney cancer. We estimate, based on publicly-available information for the 12 months ending in December of 2011, including quarterly and annual reports made available by companies that market drugs approved for RCC and secondary published sources, that the current worldwide RCC market is over $2 billion, with agents targeting the VEGF pathway representing over 70% of sales. The market is expected to expand significantly over the next ten years, driven by an increased incidence of RCC, an increased use of frontline therapy as more tolerable agents are developed and an increased use of later-stage therapy as more treatment options become available.

Current Diagnosis and Treatments. The diagnosis of RCC is generally made by examination of a tumor biopsy under a microscope. Evaluation of the visual appearance of the tumor cells by a pathologist allows classification of RCC into clear cell or non-clear cell types. In general, patients with clear cell RCC, approximately 80% of all RCC diagnoses according to a 2006 article by N. Nakaigawa et al, in Cancer Research, tend to have a more favorable prognosis than patients with non-clear cell RCC. The initial treatment for most patients with both clear cell and non-clear cell RCC is surgical removal of the tumor, usually requiring removal of the affected kidney, or nephrectomy, if that is technically feasible. Patients who undergo a nephrectomy tend to have a better prognosis than patients who do not undergo a nephrectomy. Patients whose tumors have metastasized to other organs or whose tumors cannot be removed surgically are considered to have advanced RCC. Advanced RCC is highly resistant to chemotherapy. The standard of care for advanced RCC is treatment with one of the approved drugs that inhibit the VEGF pathway, including the oral drugs Sutent, Nexavar and Votrient as well as the injectable product Avastin. Although none of these drugs have been compared head-to-head in phase 3 clinical trials, Sutent, Nexavar, Votrient and Avastin (when administered in combination with alpha interferon) have all demonstrated improvements in progression-free survival in clear cell RCC patients compared to placebo or interferon. Inlyta, an oral VEGF inhibitor, has also recently been approved for the treatment of RCC after failure of one prior systemic therapy. Torisel and Afinitor, drugs which target mTOR, have also been approved in RCC.

Despite the efficacy of the approved oral VEGF pathway inhibitors, drugs such as Sutent, Nexavar and Votrient are also associated with significant side effects such as neutropenia, fatigue, diarrhea, hand-foot syndrome, mucositis, stomatitis and abnormalities in liver function. A significant number of patients in the phase 3 clinical trials for each of these drugs required a reduction or discontinuation of their therapy due to these side effects. Although these drugs were not tested head-to-head in their respective phase 3 clinical trials, the reported frequency of dose reductions of these drugs in patients with advanced RCC is 52% for Sutent, 13% for Nexavar and 36% for Votrient. The reported frequency of dose interruptions due to adverse events in the phase 3 clinical trials of these drugs in patients with advanced RCC is 54% for Sutent, 21% for Nexavar and 42% for Votrient.

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

Clinical Trials

Certain Terminology. Standard Response Evaluation Criteria in Solid Tumors (version 1.0), or RECIST, defines disease progression and tumor response based on changes in a set of target tumor lesions identified when the patient enters the trial, which we refer to as baseline. A 20% or greater increase in the sum of the longest diameters in the target lesions compared to the smallest sum of the longest diameter recorded since the treatment started, unequivocal progression in non-target lesions or the appearance of a new lesion, is defined as disease progression. A reduction of at least 30% in the sum of the longest diameters of the target lesion as compared to baseline is defined as a partial response. A complete disappearance of target and non-target lesions, and the normalization of any tumor markers, constitutes a complete response. Both partial and complete responses must be confirmed by repeat assessments at least four weeks after the partial or complete response was first documented. Stable disease refers to patients who exhibit neither response nor disease progression. Objective response rate is typically defined as the sum of the partial and complete response rates.

Phase 3 Clinical Trial. Based on the results of the phase 2 clinical trial of tivozanib and following discussions we have had with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, we initiated a phase 3 clinical trial, which we refer to as the TIVO-1 study, in patients with advanced clear cell RCC who have undergone a prior nephrectomy, and who are treatment-naïve or have received no more than one prior regimen of immunotherapy or chemotherapy with no prior VEGF or mTOR-targeted therapy. The TIVO-1 study enrolled 517 patients at 76 sites in 15 countries, including the United States, Canada, Europe, South America and India. The TIVO-1 study is a global, phase 3, randomized clinical trial comparing the efficacy and safety of tivozanib with Nexavar for first-line treatment in RCC. Nexavar was approved in the United States in December 2005 as the first VEGF receptor inhibitor for the treatment of advanced RCC. Following discussions with both the FDA and EMA, both agencies indicated that Nexavar is an acceptable choice as the active comparator in the TIVO-1 study. The primary endpoint for the trial is PFS based on independent radiology review. Secondary endpoints include overall survival, objective response rate, duration of response, which is a measure of the time from when a patient’s tumors have shrunk until they resume their growth in size, and quality of life, as measured from questionnaires completed by the patient that provide information about symptoms and the impact of the cancer on a patient’s daily life activities. Disease progression and tumor response rates were determined in accordance with RECIST.

In the TIVO-1 study, patients were randomized in approximately equal numbers to treatment with tivozanib or Nexavar. Patients randomized to the tivozanib treatment arm received tivozanib on the same dose and schedule that was well tolerated in our phase 2 clinical trial of tivozanib. Patients randomized to the Nexavar treatment arm received the approved dose of Nexavar, which is 400 mg twice a day. Patients randomized to the tivozanib treatment arm who developed documented disease progression were discontinued from the clinical trial. Patients randomized to the Nexavar treatment arm who developed documented disease progression were discontinued from the clinical trial and were given the option to receive tivozanib by enrolling in a separate long-term treatment protocol. In order to meet FDA standards for assessing results in phase 3 trials, all radiology scans were assessed by a single, centralized group of independent radiology reviewers in the United States who were blinded to the assigned treatment.

Based on the top-line analysis of events in the TIVO-1 study, determined by an independent radiology review committee, tivozanib demonstrated a statistically significant improvement in PFS with a median PFS of 11.9 months compared to a median PFS of 9.1 months for Nexavar in the overall study population. Tivozanib also demonstrated a statistically significant improvement in PFS with a median PFS of 12.7 months compared to a median PFS of 9.1 months for Nexavar in the pre-specified subpopulation of patients who received no prior systemic anti-cancer therapy for metastatic disease, a subpopulation that comprised approximately 70% of the total study population. Tivozanib demonstrated a well-tolerated safety profile consistent with the safety profile seen in the phase 2 clinical trial; the most commonly reported side effect was hypertension, a well established on-target and manageable effect of VEGF receptor inhibitors. Detailed findings with respect to both efficacy and safety from the TIVO-1 study have been submitted for presentation at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2012.

Results from the TIVO-1 study, together with results from our already completed phase 2 clinical trial, will form the basis for registration applications to be submitted to the U.S. and European regulatory agencies for tivozanib’s approval in advanced RCC, which we estimate will be submitted in the second half of 2012. AVEO is responsible for submission of the New Drug Application, or NDA, to the FDA which we expect completing in the third quarter of 2012.

Phase 2 Clinical Trial. In 2007, we began a phase 2 clinical trial of tivozanib in patients with advanced RCC. This clinical trial was conducted under an Investigational New Drug application submitted to the FDA, and 272 patients were enrolled between October 2007 and July 2008 at sites in Russia, the Ukraine and India. To be eligible for the clinical trial, patients could not have received any prior VEGF-targeted therapies. Results from the prior phase 1 clinical trial showed that patients were able to tolerate tivozanib at a dose of 1.5 mg/day given continuously for four weeks followed by a two week rest period, but in order to minimize the rest period during which patients are off treatment, the dosing regimen for the phase 2 clinical trial was changed to three weeks continuous dosing followed by a one week rest period. The trial included patients with both clear cell RCC (83%) and non-clear cell RCC (17%), and 27% of patients had not had a prior nephrectomy. Approximately 54% of patients had not received any other drug treatment for their disease, while the remainder had received one or more prior therapies, but no VEGF pathway inhibitors.

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

Based on final data from the tivozanib phase 2 clinical trial, the overall median progression-free survival of patients in the phase 2 clinical trial was 11.7 months. Progression-free survival was significantly higher among patients with clear cell RCC (12.4 months) compared to patients with non clear cell RCC (6.7 months). Within the group of 176 patients with clear cell histology and prior nephrectomy, progression-free survival was similar between those patients who were “treatment naïve” (14.3 months), and those who had received prior therapy with cytokines and/or chemotherapy (15.9 months). There were 51 patients who remained on tivozanib therapy for more than 2 years.

A significantly higher percentage of patients on tivozanib remained progression-free 12 weeks following random assignment as compared to placebo. As assessed by the study investigators, 57% of patients randomized to tivozanib were progression-free compared to 28% of patients randomized to placebo. This difference was statistically significant (p=0.001). The median progression-free survival of patients from the 12-week double-blind period was 3.3 months for patients randomized to the placebo treatment arm and 10.3 months for patients randomized to the tivozanib treatment arm. The median was calculated based on data from the phase 2 clinical trial using a standard statistical procedure known as a Kaplan-Meier analysis.

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

Table 1 lists treatment-related adverse events (defined as any adverse event which first occurs or increases in severity after the first dose of study drug and is considered by the investigator to be related to the use of the study drug) seen in >10% of patients in our phase 2 clinical trial of tivozanib. These were combined hypertension, which includes the adverse events of hypertension, blood pressure increased, essential hypertension, and hypertensive crisis (122 subjects, 44.9%), dysphonia (59 subjects, 21.7%), diarrhea (33 subjects, 12.1%), and asthenia or weakness (28 subjects, 10.3%). Hypertension is well established as an effect of inhibition of the VEGF pathway. Dysphonia has been associated with a variety of VEGF inhibitors but the causal mechanism is not as well established as it is with respect to hypertension.

Table 1 also lists treatment emergent (defined as any adverse event which first occurs or increases in severity after the first dose of study drug, regardless of whether it is considered to be related to the use of the study drug) seen in >10% of patients. It includes the total number of patients experiencing an adverse event as well as the number of patients that experienced a Grade 3 or higher events, Grade 3 adverse events are severe, Grade 4 adverse events are life-threatening, and Grade 5 adverse events are fatal.

In the phase 2 clinical trial, the incidence of mucositis, stomatitis and hand-foot syndrome that were considered treatment-related were less than 5%, with less than 1% Grade 3 or Grade 4 events reported. No Grade 5 events occurred.

Table 1:	Treatment Emergent Adverse Events & Treatment Related Adverse Events Occurring in >10% of Patients in the Phase 2 Trial

	Treatment Emergent Adverse Events (All causality)		Treatment Related Adverse Events
Adverse Event Term	Total	≥ Grade 3	Total	≥ Grade 3
Combined Hypertension[1]	125 (46%)	32 (12%)	122 (45%)	32 (12%)
Dysphonia	62 (23%)	0	59 (22%)	0
Asthenia	61 (22%)	23 (9%)	28 (10%)	<5%
Dyspnea	51 (19%)	16 (6%)	16 (6%)	<5%
Fatigue	46 (17%)	<5%	22 (8%)	<5%
Cough	42 (15%)	<5%	13 (5)%	0
Diarrhea	39 (14%)	<5%	33 (12%)	<5%
Back pain	35 (13%)	<5%	<5%	0

(1)

Combined hypertension includes the following: hypertension, blood pressure increased, essential hypertension, and hypertensive crisis. Subjects could be counted more than once if they had more than one of these side effects, but were counted only one time for the total “combined hypertension” class.

Other RCC Monotherapy Trials. In February 2011, we initiated a phase 2 clinical trial in the US and Canada, which we refer to as BATON-RCC, evaluating tivozanib in patients with advanced RCC who have undergone a prior nephrectomy, and who are treatment-naïve or have received no more than one prior regimen of immunotherapy or chemotherapy, with no prior VEGF or mTOR -targeted therapy. In this phase 2 clinical trial, we will evaluate biomarkers and their correlation with clinical activity and/or tumor related toxicity and conduct an expanded assessment of safety and activity in this patient population. Enrollment in BATON-RCC was completed in early 2012. We have also completed a mass balance study, a food effect study, a QTc study and drug-drug interaction studies for tivozanib. We plan to conduct, or will seek waivers from conducting, a variety of other clinical trials that would support a NDA for tivozanib including special population studies and a pediatric study. We are also conducting additional toxicology studies in rodents, which will be included in our registration application.

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

Renal Cell Cancer. We completed a phase 1b clinical trial of tivozanib in combination with Torisel, an injectable mTOR inhibitor, in patients with advanced clear cell RCC who have failed up to one prior VEGF-targeted therapy. Torisel was approved by the FDA in 2007 for the treatment of advanced RCC, and is considered a standard of care for treatment of patients with a poor prognosis.

Clinical trials have shown that Sutent and Nexavar cannot be used in combination with Torisel due to severe toxicities. The only approved VEGF pathway inhibitor that we are aware of that is currently being developed in combination with Torisel at full doses is Avastin. The preliminary data using this combination showed a high rate of tumor shrinkage in patients with RCC; however, the results of this study showed substantial toxicity with this combination.

While no other oral VEGF receptor inhibitor has demonstrated that it can be safely combined with Torisel at full dose, our completed phase 1b clinical trial indicates that tivozanib may be able to be used safely in combination with Torisel at full recommended dose and schedule. Final data from the clinical trial indicate that the combination has been well-tolerated and resulted in disease control in 22 out of 28 evaluable patients (79%), with eight patients (29%) experiencing partial responses as assessed by RECIST.

Colorectal Cancer. We believe that tivozanib has the potential to improve the treatment of colorectal cancer when used in combination with standard of care chemotherapy or other targeted drugs. According to the American Cancer Society, in the United States in 2011, more than 140,000 patients have been diagnosed with colorectal cancer, or CRC, and nearly 50,000 patients have died from this disease. Based on the World Health Organization GLOBOCAN data (published in 2008), in Europe it is estimated that approximately 333,000 patients are diagnosed with CRC and that nearly 148,000 die from the disease each year. Despite recent advances in chemotherapy, the American Cancer Society reports that less than 10% of patients with metastatic colorectal cancer survive beyond 5 years. Therefore, there is a need for new and more effective treatments for colorectal cancer. Based on recent clinical trials, Avastin in combination with chemotherapy has become the standard of care for metastatic colorectal cancer. These studies have demonstrated that the VEGF pathway is important in colorectal cancer. We believe more potent inhibitors of the pathway, such as tivozanib, have the potential to improve therapy for this disease.

We initiated a phase 1b clinical trial of tivozanib in combination with FOLFOX6, a standard chemotherapy regimen, in patients with gastrointestinal cancers, including colorectal cancer. This clinical trial has shown that tivozanib can be safely administered at full dose (1.5 mg) and schedule in combination with full dose FOLFOX6 chemotherapy. Preliminary data from the clinical trial reported in January 2011 indicate that the combination has been well-tolerated and resulted in disease control in 14 of the 22 enrolled patients (63%), with six of the 22 enrolled patients (27%) experiencing partial responses as assessed by RECIST. This clinical trial has completed enrollment and final analysis is being conducted.

In December 2011, we initiated an open-label, multicenter, randomized phase 2 clinical trial, called BATON-CRC, evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic CRC. BATON-CRC, which is being led by AVEO’s collaborator Astellas, will enroll approximately 252 patients with no prior VEGF-targeted therapy at approximately 80 centers in the U.S., Canada, Australia and Europe. Patients will be randomized to one of the two treatments arms in a 2:1 ratio (168 patients in the tivozanib arm and 84 patients in the Avastin arm). One component of BATON-CRC is the assessment of biomarker relationships that may be predictive of response, including VEGF-A, VEGF-C and lactate dehydrogenase (LDH). LDH is a protein that normally appears throughout the body in small amounts and can be elevated in patients with certain cancers, including colorectal cancer. Measuring LDH levels can be helpful in monitoring cancer treatment and determining patients’ response to therapy.

In November 2010, we initiated a phase 1b clinical trial evaluating an all-oral combination of tivozanib with Xeloda in patients with advanced solid tumors. In the next component of this trial, we plan to enroll patients with locally advanced or metastatic breast or colorectal cancer to further evaluate safety and activity of this combination in these tumor types.

Building on the safety data generated to date in the phase 1 Torisel combination clinical trial in RCC, we are also interested in exploring the safety and activity of tivozanib in combination with an mTOR inhibitor in colorectal cancer. A phase 1 investigator sponsored clinical trial was completed evaluating the combination of tivozanib with Afinitor, an oral mTOR inhibitor approved for the treatment of RCC, in twelve patients with advanced colorectal cancer. The phase 2 portion of this all-oral clinical trial combining tivozanib and Afinitor commenced in February 2011 and enrolled 40 patients with refractory metastatic colorectal cancer. Preliminary data presented in January 2012 showed tivozanib (1.0 mg) in combination with Afinitor (10 mg) can be safely administered to patients with refractory metastatic CRC. Thrombocytopenia was the most common toxicity and necessitated dose delays and/or reductions in some patients. Thrombocytopenia is commonly associated with Afinitor therapy and is reflected in that drug’s label. Preliminary results from this phase 2 clinical trial showed that 50% of patients had stable disease as best response and median PFS was 3.0 months. A previous trial of single-agent Afinitor given weekly noted 25.3% with stable disease as best response and median PFS of 1.7 months.

Breast Cancer. We believe that tivozanib can provide an improved therapy for women diagnosed with breast cancer. In 2011, approximately 230,000 women were diagnosed with invasive breast cancer, and approximately 40,000 women will have died from breast cancer, in the United States, according to the American Cancer Society. Based on the World Health Organization GLOBOCAN data (published in 2008), in Europe it is estimated that approximately 300,000 patients are diagnosed with breast cancer and that nearly 90,000 die from the disease each year. Currently available chemotherapy and hormonal therapies have significantly enhanced the survival of women diagnosed with breast cancer; however metastatic breast cancer remains an incurable disease.

Avastin was approved by the FDA and EMA in 2008 for the treatment of metastatic breast cancer. In November 2011, the FDA withdrew the accelerated approval of Avastin for use with Taxol® (paclitaxel) in the treatment of metastatic breast cancer and revoked Avastin’s approval in this indication based on recent clinical trial data indicating that the benefits of Avastin may be outweighed by dangerous side effects. Despite the recent data, European regulators have decided to retain the approval of Avastin for advanced breast cancer when used in combination with Taxol.

We completed a phase 1b clinical trial of tivozanib in combination with a standard dose of Taxol in patients with metastatic breast cancer. Final data from the clinical trial reported in June 2011 indicate that the combination has been well-tolerated and resulted in an objective response rate of 38%, with 5 of the 13 patients evaluable for efficacy experiencing partial response and 7 of the 13 patients (54%), evaluable for efficacy, experiencing stable disease with five patients (31%) experiencing stable disease for at least 24 weeks.

We expect to initiate a clinical trial of tivozanib in patients with breast cancer in 2012, in which a core component will be biomarker analysis that may provide us the opportunity to identify the breast cancer patients who are most likely to benefit from tivozanib in combination with chemotherapy.

Non-small Cell Lung Cancer. Lung cancer is the most deadly cancer in men and women, with approximately 221,000 new cases and 157,000 deaths in the United States in 2011, according to the American Cancer Society. Based on the World Health Organization GLOBOCAN data (published in 2008), in Europe it is estimated that approximately 288,000 patients are diagnosed with lung cancer and that nearly 253,000 die from the disease each year. Chemotherapy has shown modest activity in non-small cell lung cancer, or NSCLC, and advanced lung cancer remains an incurable disease. Avastin, approved by the FDA and EMA for use in NSCLC in combination with chemotherapy, and various small molecular VEGF receptor inhibitors have demonstrated modest single-agent activity in lung cancer, but none have been approved.

We have completed a phase 1 clinical trial of tivozanib monotherapy in patients with advanced NSCLC. This clinical trial was designed to test a continuous dosing regimen of tivozanib. We expect that the results will provide further information for our development strategy for tivozanib.

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

Ficlatuzumab: Hepatocyte Growth Factor (HGF) Inhibitory Antibody

Through the use of our Human Response Platform, our scientists have identified the HGF/c-Met pathway as a significant driver of tumor growth. HGF is a protein that circulates in the blood and binds to and activates a receptor called c-Met. HGF is the sole known ligand of c-Met receptor. Activation of c-Met is believed to be important in normal processes in embryonic development and wound healing. Activation of c-Met, however, is also believed to trigger many activities that are involved in cancer development and metastasis. Altered HGF/c-Met signaling is observed in many tumors including lung, head and neck, gastric, bladder, breast, ovarian, prostate, colorectal, certain sarcomas and in multiple myeloma and leukemias. There are no approved therapies that specifically target the HGF/c-Met pathway.

Less than two years after scientists characterized the importance of the HGF/c-Met pathway, we identified our ficlatuzumab antibody, an HGF inhibitory antibody. In preclinical models, ficlatuzumab has demonstrated an ability to inhibit the growth of many different tumors, including lung and colon tumors, glioblastomas and multiple myeloma. In preclinical studies of ficlatuzumab, we have also shown that ficlatuzumab has additive efficacy when given in combination with other approved anti-cancer agents such as Tarceva® (erlotinib), Erbitux® (cetuximab) and Temodar® (temozolomide). In preclinical studies conducted by us, ficlatuzumab was more effective at inhibiting tumor growth (at the dose tested) than a third-party small molecule c-Met inhibitor. Future clinical trials will determine whether the differences observed in these preclinical studies will contribute to greater efficacy in patients.

Preclinical and clinical observations suggest that increased HGF and/or c-Met receptor amplification may confer resistance to EGFR inhibitors. Encouraging phase 2 clinical data were reported at the ASCO Annual Meeting in 2010 with a third party small molecule c-Met inhibitor in combination with an EGFR tyrosine kinase inhibitor, or TKI, in patients with advanced, refractory NSCLC. Additionally, phase 2 clinical data were reported at the 35th Congress of the European Society for Medical Oncology (ESMO) in 2010 with a third party antibody to the c-Met receptor in combination with an EGFR TKI in patients with advanced, refractory NSCLC. These phase 2 clinical data demonstrated encouraging trends in progression-free survival and overall survival for a subset of patients treated with this antibody. Collectively, we believe that these data signal the potential patient benefit from combination therapy of an EGFR TKI and an inhibitor of the HGF/c-Met pathway, particularly in NSCLC.

In a phase 1 clinical trial of ficlatuzamab we conducted, a total of 24 patients received ficlatuzumab as a monotherapy, and 13 patients were dosed with ficlatuzumab in combination with Tarceva. The phase 1 clinical trial showed good tolerability with no dose limiting toxicities (DLT) up to the highest dose tested, 20mg/kg, for the monotherapy cohorts. One patient dosed with ficlatuzumab, 20mg/kg, in combination with Tarceva, experienced a DLT of inflammation of the mucous lining of the mouth. The most frequently observed adverse events for the monotherapy cohorts were tissue swelling, also referred to as edema, mild fatigue, nausea, and headache. Rash and diarrhea were the most frequently observed adverse events in the Tarceva combination cohort. Response data for the monotherapy cohorts showed that 11 out of 24 patients enrolled in the phase 1 clinical trial experienced stable disease lasting for 12 weeks or more and 2 out of 8 patients in the ficlatuzumab/Tarceva cohort experienced stable disease lasting for 12 weeks or more.

We also completed a phase 1 clinical trial in cancer patients with liver metastasis, where we collected pre-treatment and post-treatment tumor biopsies to evaluate changes in HGF/c-Met pathway signaling after treatment with ficlatuzumab. We are currently analyzing the results of this trial, which we plan to present later this year.

In May 2010, we commenced the phase 2 portion of a phase 1b/2 clinical trial testing a combination of ficlatuzumab with Iressa® (gefitinib), an EGFR TKI, randomized 1:1 versus Iressa alone in patients with newly diagnosed, treatment naïve NSCLC. Patients who demonstrated disease progression during treatment with Iressa alone had the opportunity to be treated with ficlatuzumab in combination with Iressa provided that safety was maintained and the patient continued to meet trial eligibility criteria. This 188-patient, randomized clinical trial, which is being conducted in Asia, is studying response rate and progression-free survival in distinct patient subsets: those with activating EGFR mutations and those with wild-type EGFR. In addition, we are evaluating patient outcome based on c-Met levels expressed in their tumors. We believe this is a well-designed trial to identify the subpopulations of those patients who will benefit most from ficlatuzamab, and we expect data from this trial to help inform our development of ficlatuzumab in and beyond lung cancer. We anticipate reporting top-line data from the phase 2 trial in the second half of 2012.

During the Phase 1b portion, there was a dose escalation of ficlatuzumab (first cohort of three patients received 10 mg/kg and second cohort of twelve patients received 20 mg/kg intravenously every two weeks) in combination with Iressa (250 mg once-daily, oral for full four week cycle) in 15 Asian patients with NSCLC. The objective was to determine the safety, tolerability, DLT, and recommended dose of ficlatuzumab in combination with Iressa for the phase 2 portion. All patients were pre-treated with chemotherapy and ten patients had prior treatment with EGFR TKI. With a median duration of treatment of 14 weeks among patients in the 20 mg/kg cohort, key findings include that no dose limiting toxicities were observed in the dose-escalation cohorts and the recommended phase 2 dose for ficlatuzumab was determined to be 20 mg/kg intravenously every two weeks combined with 250 mg of Iressa once-daily, orally. The combination of ficlatuzumab and Iressa was well tolerated and demonstrated clinical activity in patients with NSCLC. Out of the 12 patients in the recommended 20 mg/kg cohort, five patients (the only five patients with no prior EGFR TKI therapy) experienced a partial response and four patients experienced stable disease.

We are also using our Human Response Platform to identify additional tumor types and patient populations most likely to be responsive to ficlatuzumab therapy. There are very few traditional preclinical models that are driven by HGF/c-Met. Consequently, we have utilized our proprietary technology to develop novel model systems that can be used preclinically to give insights into the best clinical settings in which to test ficlatuzumab anti-tumor activity. We believe that these preclinical models will provide us with an advantage over other competitive programs.

In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab. Boehringer Ingelheim will produce ficlatuzumab for clinical trials at its biopharmaceutical site in Fremont, California. We retained all rights to the development and commercialization of ficlatuzumab.

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

Through our discovery efforts, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including breast, prostate and pancreatic cancers. We have completed manufacturing of our lead development candidate in preparation for human clinical trials. We anticipate initiating phase 1 development with AV-203 in 2012.

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec, Inc., which we collectively refer to herein as Biogen Idec, under which we granted Biogen Idec an exclusive option to obtain rights to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Under the agreement, we are responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial.

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

In May 2011, we entered into an exclusive license agreement with Centocor to develop and commercialize our antibodies targeting the RON receptor. We also granted Centocor an exclusive license to our proprietary RON-driven tumor models and a nonexclusive license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Centocor will also fund certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

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

The human Cancer Genome Sequencing project has identified the FGF/FGFR pathway as the most frequently altered signaling pathway in human cancers. Similar studies demonstrated that FGF pathway activation may not only play a role in tumor development but also may be implicated in the development of drug resistance. Different tumors and tumor types exhibit varying profiles of FGF pathway alterations; therefore, targeting individual FGF receptors may have different therapeutic applications.

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

The goal of our ongoing drug discovery efforts is to identify specific FGFR2 and FGFR3 inhibitory antibodies that prevent activation of these receptors. We will evaluate the activity of candidate antibodies in specific target-driven tumor models created using our Human Response Platform.

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

The goal of our Notch drug discovery efforts is to identify specific inhibitory antibodies to Notch1 and Notch3 that prevent ligand binding and activation of the receptors. The program has generated functional inhibitory antibodies against both receptors. Our team has demonstrated proof of concept with our lead Notch1 antibody candidate in preclinical tumor models. In these preclinical models, our Notch1 antibody shows no evidence of the gastro-intestinal toxicity that has limited the clinical development of other Notch inhibitors. As part of our ongoing Notch1 research, we are also currently evaluating the impact of prolonged, genetic inhibition of Notch1 which recent publications have suggested may result in vascular tumors and hemorrhage in the liver in research conducted in mice.

We are utilizing our Human Response Platform to investigate the context in which Notch inhibition, either alone or in combination with tivozanib, would have the greatest efficacy. Recently, mutational activation of Notch1 in B-cell chronic lymphocytic leukemia has been implicated in the development and recurrence of the disease prompting us to investigate the role of Notch1 activation in that disease. We are also exploring preclinical models to determine which tumors might be uniquely dependent on Notch1 or Notch3 function for survival as another mechanism of action for the drug. Our scientists have identified the HeyL protein as a potential biomarker that predicts that a significant subset of tumors driven by the mutant Ras oncogene may depend on Notch function. Oncogenes are genes that, when mutated, help turn normal cells into cancer cells. Specifically, high levels of HeyL in colon and pancreatic cell lines that carry a mutated form of Ras correlate with the sensitivity of these tumors to Notch pathway inhibitors. In June 2009, we were granted a U.S. patent on a method of identifying cancer tissue likely to be sensitive or resistant to treatment with an inhibitor of Notch receptor activation.

Our Human Response Platform

Our scientific founders, Ronald A. DePinho, M.D. and Lynda Chin, M.D., then of the Harvard Medical School and the Dana Farber Cancer Institute, Tyler Jacks, Ph.D., of the Massachusetts Institute of Technology, and Raju Kucherlapati, Ph.D., of the Harvard Medical School, leaders in the field of cancer modeling and cancer genetics, believed that traditional preclinical cancer models were poorly predictive of drug responses in patients and that work from their various laboratories indicated that substantially better models of cancer could be developed. Accessing key intellectual property and insights from our founders, we have created a series of unique genetically engineered models of cancer, as well as proprietary ways of analyzing complex gene expression data to better translate such data from our models to human patient populations. These innovations help to address three key issues in cancer drug discovery and clinical development:

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

Our Human Response Platform

We were founded with the goal of developing a fundamentally new kind of cancer model designed to overcome many of the limitations of traditional xenograft models, and thereby improve the probability of success in developing new cancer drugs. We utilize these novel models to identify and validate target genes which drive tumor growth, to identify drugs which can block the function of these targets, and to identify patients who are most likely to respond favorably to treatment with such drugs. We have used these models to advance drugs in our pipeline and in collaboration with our strategic partners such as Merck, OSI, Biogen Idec and Centocor. Our cancer models, together with the various techniques we have developed to use these models to aid in the discovery and development of new cancer drugs, are collectively referred to as our Human Response Platform. Key components of our Human Response Platform are covered by issued patents or pending patent applications.

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

In February 2011, we initiated patient enrollment in a multi-center phase 2 exploratory biomarker study of tivozanib in patients with RCC. A key primary objective of the study is to evaluate biomarkers in blood and archived tissue samples and their correlation with tivozanib clinical activity to further inform the potential future design of rational combinations in RCC, as well as in other cancers.

Efforts to identify predictive biomarkers for our other development programs are ongoing.

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

Many of our competitors, either alone or with their strategic partners, have greater financial, technical and human resources than we do and greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be safer and more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available.

Tivozanib Competition

Angiogenesis inhibitors represent a rapidly growing drug category in oncology with 2011 sales estimated to be in excess of $8.0 billion worldwide, based on 2011 quarterly and annual reports made publicly available by companies marketing such drugs. There are currently five FDA-approved drugs in oncology which target the angiogenesis pathway. Avastin, marketed by Roche, is an infused monoclonal antibody approved in combination with other anti-cancer agents for the treatment of metastatic colorectal cancer, metastatic non-small cell lung cancer, and advanced RCC. It is also approved as a monotherapy for the treatment of glioblastoma in patients with progressive disease following prior therapy. There are four FDA-approved oral small molecule VEGF receptor TKIs. Nexavar, marketed by Bayer and Onyx Pharmaceuticals, Inc., Sutent and Inlyta, marketed by Pfizer, and Votrient, marketed by GSK. Most of these approved VEGF TKIs are not specific to the VEGF receptors. Nexavar is approved as a monotherapy for advanced RCC and unresectable hepatocellular cancer. Sutent is approved as a monotherapy for advanced RCC, gastrointestinal stromal tumors, and progressive, well-differentiated pancreatic neuroendocrine tumors. Inlyta is approved for advanced RCC after failure of one prior systemic therapy. Votrient is approved as a monotherapy for advanced RCC. Other approved agents for the treatment of RCC are Torisel, marketed by Pfizer and Afinitor, marketed by Novartis Pharmaceuticals Corporation, both of which inhibit mTOR

We are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway. Other VEGF pathway inhibitors that have launched or are in late-stage development in other cancer types include Amgen Inc.’s and Takeda Pharmaceutical Company Limited’s AMG706 (motesanib), Abbott’s ABT-869 (linifanib), AstraZeneca plc’s AZD2171 (Recentin, cediranib) and AZD6474 (Zactima, vandetanib), Bayer’s BAY-73-4506 (regorafenib), Boehringer Ingelheim International GmbH’s BIBF-1120 (nintedanib), Bristol-Myers Squibb Company’s BMS-582664 (brivanib alaninate), Eisai Co. Ltd.’s E-7080 (lenvatinib mesylate), Exelixis Inc.’s XL-184 (cabozantinib), ImClone LLC’s IMC-1121b (ramucirumab), Kadmon Corporation, LLC’s KD-019, Novartis Pharmaceuticals Corp.’s dovitinib, Onco Therapy Science Inc.’s OTS-102 (elpamotide), Progen Pharmaceuticals Ltd.’s PI-88 (muparfostat), and Regeneron Pharmaceuticals, Inc.’s and Sanofi-Aventis US LLC’s aflibercept.

Ficlatuzumab Competition

We believe the products in development targeting HGF consist of Amgen’s AMG-102 (rilotumumab), currently in phase 2 clinical trials, and Takeda’s TAK-701 (HuL2G7, under license from Galaxy Biotech, LLC), currently in phase 1 clinical trials.

Other clinical-stage drugs which target the HGF/c-Met pathway include Roche’s onartuzumab (MetMAb / 5D5 Fab), ArQule, Inc.’s / Daiichi Sankyo, Inc.’s ARQ-197 (tivantanib), MethylGene, Inc.’s MGCD-265, Eisai Co. Ltd.’s E-7050 (golvatinib), Exelixis Inc.’s XL-184 (cabozantinib), Exelixis Inc.’s and GSK’s XL-880 (foretinib), Incyte Corp.’s and Novartis Pharmaceuticals Corp.’s INCB-028060, and Pfizer’s PF-2341066 (crizotinib).

AV-203 Program Competition

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor, including Merrimack Pharmaceuticals, Inc.’s and Sanofi-Aventis US LLC’s MM-121, which is currently in phase 2 clinical development, and Daiichi Sankyo, Inc.’s and Amgen, Inc.’s U3-1287 / AMG-888, which is also in phase 2 clinical development. Other clinical-stage competitors include Ambit Biosciences, Inc.’s AC-480, Merrimack Pharmaceuticals, Inc.’s MM-111, PharmaMar SA’s elisidepsin, and AstraZeneca plc’s AZD-8931.

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

Pursuant to the following strategic partnerships entered into as of December 31, 2011, we have acquired rights to products, granted rights to our product candidates, or have utilized, or granted rights to certain elements of, our Human Response Platform:

Strategic Partner	Initial Date of Agreement	Subject Matter	Payments Received as of December 31, 2011(1)
Kyowa Hakko Kirin	December 2006	Tivozanib(2)	N/A
Centocor	May 2011	RON receptor	$16.3 million
Astellas	February 2011	Tivozanib	$146.4 million	(3)
Biogen Idec	March 2009	AV-203	$60.0 million	(4)
OSI	September 2007	Target and Biomarker Identification	$78.5 million

(1)	Includes up-front payments, equity investments, research and development funding and milestone payments.
(2)	In December 2006, we in-licensed the rights to our lead product candidate, tivozanib, in all territories of the world, except for Asia.
(3)	Includes payments received, offset by payments made.
(4)	Includes an equity investment made prior to the initial date of the agreement.

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

Upon entering into the license agreement, we made a cash payment in the amount of $5.0 million. In March 2010, we made a cash payment in the amount of $10.0 million in connection with the initial dosing of patients in the TIVO-1 study. In addition, we are required to make certain milestone payments which could total, in the aggregate, $50.0 million, upon the achievement of specified regulatory milestones. In connection with the execution of our collaboration agreement with Astellas Pharma Inc., or Astellas, discussed below, we are required to pay Kyowa Hakko Kirin a specified percentage of the license fee received from Astellas as well as certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. We are also required to pay Kyowa Hakko Kirin tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country.

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

Centocor Ortho Biotech

In May 2011, we entered into an exclusive license agreement with Centocor for the worldwide development and commercialization of our internally-discovered antibodies targeting the RON receptor. We also granted Centocor an exclusive, worldwide license to our proprietary RON-driven tumor models and a nonexclusive, non-sublicensable, worldwide license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

In connection with the Centocor license agreement, we received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of our common stock at a purchase price of $17.11 per share. Centocor also agreed to fund certain research and development activities. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million. Upon commercialization, we are eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a specified percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by us. The royalties will also be reduced by a specified percentage on a country-by-country basis upon the entry of a generic competitor.

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

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas will develop and commercialize tivozanib for the treatment of a broad range of cancers, including RCC, and breast and colorectal cancers. Under the terms of the collaboration agreement, we and Astellas share responsibility for continued development and commercialization of tivozanib in the United States, Mexico and Canada, or North America, and in Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world, which we refer to as the royalty territory (which excludes North America, Europe and Asia), Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’s receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

Assuming successful approvals of tivozanib by applicable regulatory agencies, we will hold all marketing authorizations in North America, including any new drug application in the United States, and Astellas will hold all marketing authorizations in the rest of the world, other than Asia.

Assuming successful approvals of tivozanib by applicable regulatory agencies, we, as the lead commercialization party in North America, have lead responsibility for formulating the commercialization strategy for North America under the joint commercialization plan, with each of us and Astellas responsible for conducting fifty percent (50%) of the sales efforts and medical affairs activities in North America. Astellas will have lead responsibility for commercialization activities in Europe under the joint commercialization plan, and we are responsible for conducting fifty percent (50%) of the medical affairs activities in the major European countries. We have not yet completed our assessment of our accounting for the Astellas arrangement at commercialization, however, we expect to record all sales of tivozanib in North America, if any, and Astellas will record all sales of tivozanib in Europe, if any. All costs associated with each party’s conduct of development and commercialization activities in North America (including any regulatory milestones and royalties associated with tivozanib in North America which may become payable by us to KHK under our license agreement with KHK), and any resulting profits or losses, will be shared equally between the parties. All costs associated with each party’s conduct of development and commercialization activities in Europe, and any resulting profits or losses, will be shared equally between the parties. As between the parties, we will remain responsible for complying with our sublicense revenue sharing obligations, if any, to KHK under our license agreement with KHK in connection with the development and commercialization of tivozanib outside of North America.

The collaboration activities in North America and Europe are governed by a joint steering committee and specified development, medical affairs, manufacturing and commercialization subcommittees, each comprised of an equal number of representatives from each party. The joint steering committee is responsible for approving, by unanimous consent, the joint development plan and various aspects of the joint commercialization plan for North America and Europe, including commercialization strategy.

We are responsible for manufacturing, through our third party manufacturer, all of Astellas’s requirements for tivozanib pursuant to a clinical supply agreement with Astellas and a commercial supply agreement to be negotiated with Astellas. However, Astellas will be solely responsible for packaging and labeling with respect to commercial supply of tivozanib for all areas of the world other than North America and Asia. The parties will share equally the manufacturing costs for supply of tivozanib for North America and Europe, and Astellas’s manufacturing costs for packaging and labeling with respect to commercial supply of tivozanib for Europe, and Astellas is obligated to pay us a specified fee for supply of tivozanib for the royalty territory.

Each party is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in each of the United States, Mexico and Canada, and to develop and commercialize tivozanib in each European country specified in the agreement. Astellas is also obligated to use commercially reasonable efforts to develop and commercialize tivozanib in each country in the royalty territory.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. We are also eligible to receive an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to $780 million in milestone payments upon the achievement of specified sales events. In addition, if tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay to KHK a specified percentage of milestones and royalties we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory.

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

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Under the agreement, we are responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. Within a specified time period after we complete the phase 2 clinical trial and deliver to Biogen Idec a detailed data package containing the results of the trial, Biogen Idec may elect to obtain (1) a co-exclusive (with us), worldwide license, including the right to grant sublicenses, under our relevant intellectual property to develop and manufacture ErbB3 antibody products, and (2) an exclusive license, including the right to grant sublicenses, under our relevant intellectual property, to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. We retain the exclusive right to commercialize ErbB3 antibody products in the United States, Canada and Mexico. In this description, the countries in the world other than the United States, Canada and Mexico are referred to as Biogen Idec’s territory, and the United States, Canada and Mexico are referred to as our territory. If Biogen Idec exercises its exclusive option to ErbB3 antibody products, Biogen Idec will grant us (a) co-exclusive (with Biogen Idec), worldwide license under Biogen Idec’s relevant intellectual property, to develop and manufacture ErbB3 antibody products anywhere in the world, and (b) an exclusive license under Biogen Idec’s relevant intellectual property, to commercialize ErbB3 antibody products in the United States, Canada and Mexico.

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

Upon entering into the exclusive option and license agreement with Biogen Idec, we received a one-time cash payment in the amount of $5.0 million and an equity investment in the amount of $30.0 million. In each of June 2009, April 2010 and June 2011, we received a $5.0 million milestone payment for achievement of three pre-clinical discovery milestones under the agreement. We could also receive an option exercise fee and regulatory milestone payments of $50.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory and we achieve such regulatory milestone events. If Biogen Idec exercises its exclusive option, Biogen Idec will pay us royalties on its sales of ErbB3 antibody products in the Biogen Idec territory, and we will pay Biogen Idec royalties on our sales of ErbB3 antibody products in the United States, Canada and Mexico. Biogen Idec’s royalty obligations to us, and our royalty obligations to Biogen Idec, determined on a product-by-product and country-by-country basis, commence on the first commercial sale of the ErbB3 antibody product in the applicable country, and expire on the later of the date of expiration of (1) the last applicable patent covering the ErbB3 antibody product in the applicable country, and (2) any regulatory exclusivity applicable to the ErbB3 antibody product in that country.

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

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc., or OSI (a wholly-owned subsidiary of Astellas US Holding, Inc., a holding company owned by Astellas), which provided for the use of our proprietary in vivo models by our scientists at our facilities, use of our bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. The collaborative research under this strategic partnership, which concluded in July 2011, was focused primarily on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition, or EMT, or mesenchymal-epithelial transition, or MET, in cancer. EMT/MET processes are of emerging significance in tumor development and disease progression. Key elements of our strategic partnership with OSI included:

•	identification and validation of a pre-agreed number of oncology targets for small molecule drug discovery, development and commercialization by OSI;

•	generation of target-driven in vivo mouse tumor models for use in drug screening and biomarker validation to support OSI’s drug discovery and translational research activities; and

•	application of our Human Response Platform to identify genetic profiles that correlate with drug response to compounds in certain of OSI’s small molecule drug discovery programs.

Under the terms of our agreement, OSI elected to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics directed to a specified number of targets identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights.

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

The technology transfer related to the granting of these rights to OSI was completed in July 2011.

Upon entering into the initial collaboration and license agreement with OSI in September 2007, we received a one-time cash payment of $7.5 million and an equity investment in the amount of $5.5 million. In July 2009, in connection with the expanded rights we granted to OSI, we received a one-time cash payment of $5.0 million and an equity investment in the amount of $15.0 million. In connection with OSI’s exercise of its option under the parties’ July 2009 expansion of the agreement to obtain a non-exclusive, perpetual license to certain elements of our propriety technology platform, OSI paid us $25.0 million in license expansion fees. In March 2011, we earned $1.5 million related to deliverables and research milestones under the agreement. As of December 31, 2011, we have received approximately $16.2 million in research and development funding under the agreement. To date, we have received milestone payments under the agreement in the amount of $29.3 million. If all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $94.0 million for each target and its associated products. Upon commercialization of products under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. OSI’s royalty obligations to us in a particular country begin on the date of first commercial sale of the product in that country, and end on the latest to occur of: (i) 10 years after the first commercial sale of the product, (ii) expiration of regulatory exclusivity applicable to the product (if any) and (iii) the date of expiration of the last to expire issued patent covering the product in the applicable country.

At the conclusion of the research program in June 2011, we retained rights to any targets that were included in the strategic partnership but were not selected by OSI. We have also obtained exclusive rights to certain intellectual property developed by OSI under our strategic partnership to develop and commercialize small molecule products and associated diagnostics with respect to the targets that were returned to us, and to develop and commercialize antibody products against any target, other than the targets OSI selected for the development of antibody products. In connection with the licenses granted to us from OSI, we are required to make a one-time milestone payment upon regulatory approval and to pay a royalty on sales of each product where the regulatory approval of the product includes a claim in the product label for a targeted patient population and such claim in the product label is covered by patent rights developed under our strategic partnership.

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

Patents and Proprietary Rights

General Intellectual Property Considerations

We have been building and will seek to continue to build a strong intellectual property portfolio. In this regard, we have focused on patents, patent applications and other intellectual property covering:

•	tivozanib and related technologies

•	U.S. patents: 6 issued; 3 pending; expirations ranging from 2018 to 2032

•	European patents: 3 granted; 1 pending; expirations ranging from 2018 to 2029

•	Canadian patents: 1 granted; 1 pending; expiration 2022-2029

•	Australian patents: 1 granted; 1 pending; expiration 2022-2029

•	International applications: 2 pending

•	our antibody product pipeline and related technologies

•	U.S. patents: 5 issued; 8 pending; expirations ranging from 2027 to 2032

•	European patents: 2 granted; 4 pending; expirations 2027 to 2029

•	Canadian patents: none granted; 3 pending; expirations 2027 to 2029

•	Australian patents: none granted; 3 pending; expirations 2027 to 2029

•	International applications: 5 pending

•	various facets of our technology platform

•	U.S. patents: 4 issued; 3 pending; expirations ranging from 2020 to 2035

•	European patents: 1 granted; 4 pending; expirations ranging from 2022 to 2026

•	Australian patents: 4 granted; none pending; expirations ranging from 2022 to 2026

We strive for multi-tiered patent protection, where possible. For example, with respect to tivozanib, we have exclusively licensed patents that cover the molecule and its therapeutic use (patent expiration 2022, with the possibility of patent term extension to 2025 in the United States), a key step in manufacturing the molecule, and a crystal form of the molecule, i.e., a polymorph with low hygroscopicity used in the clinical formulation. Complementing these in-licensed patents relating to tivozanib are two of our own issued U.S. patents that cover different biomarker tests for identifying human patients likely to respond to treatment with tivozanib, and an issued U.S. patent on a method of using tivozanib in combination with temsirolimus.

We own issued U.S. patents containing composition-of-matter claims that cover our HGF antibodies, including ficlatuzumab. In addition, we own pending patent applications covering our HGF antibodies, our FGFR3 antibodies, ErbB3 antibodies, FGFR2 antibodies, EGFR antibodies, RON antibodies, Notch1 antibodies, Notch3 antibodies, and methods of making and using those antibodies. We are prepared to file patent applications on other antibodies in our antibody product pipeline soon after the experimental data necessary for an application becomes available.

In addition to filing and prosecuting patent applications in the United States, we file counterpart patent applications in Europe, Canada, Japan, Australia (and sometimes additional countries), in cases where we think such foreign filing is likely to be cost-effective.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent. A U.S. patent term may be shortened, if a patent is terminally disclaimed by its owner, over another patent.

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

In addition to patents relating to tivozanib, ficlatuzumab and other therapeutic antibodies in our product pipeline, our patent portfolio contains a number of other patents and patent applications relevant to our business. For example, we own a granted U.S. patent and pending foreign counterpart applications covering a method of making a chimeric mouse cancer model. We also own a granted U.S. patent and pending foreign counterpart patent applications covering a method of producing primary tumor material via directed complementation. We also own pending U.S. and foreign patent applications covering a mouse model that contains a human breast tumor. We own a granted U.S. patent and a pending foreign counterpart patent application covering a method of identifying cancer tissue likely to be sensitive or resistant to treatment with an inhibitor of Notch receptor activation. We own a pending patent application on a predictive biomarker for identifying patients likely to respond to one of our antibodies. We own a pending patent application that covers a general method for identifying new, multi-gene biomarkers for predicting response to an anti-cancer drug of interest, as well as specific multi-gene biomarkers identified by using the method. Besides having a portfolio of patents and pending patent applications owned by us covering our platform technology, we are exclusively licensed under Dana-Farber patents that cover germ line transgenic mouse models of cancer, and a method of using spontaneous inducible mouse tumor models to screen for, and identify, novel targets for new cancer drugs, which we refer to as our MaSS screen technology.

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

One of our contract manufacturers has manufactured what we believe to be sufficient quantities of tivozanib’s drug substance to support the ongoing phase 1, 2 and 3 clinical trials. We believe the current manufacturing process for the drug substance for tivozanib is adequate to support future development and commercial demand. In addition, we currently engage a separate contract manufacturer to manufacture, package and distribute clinical supplies of tivozanib. While we believe that our existing suppliers of drug substance and drug product would be capable of producing commercial quantities, we will need to fully validate their ability to produce drug substance and drug product on commercial scale. If we are unable to validate our third-party manufacturing sources’ ability to supply on a commercial basis, or fail to establish commercially reasonable terms for commercial supply with an alternative vendor, we may not be able to successfully produce and market tivozanib or would be delayed in doing so.

As of December 27, 2010, the effective date of the termination of our collaboration with Merck relating to ficlatuzumab, we became responsible for all process development and all manufacturing of ficlatuzumab for future development and commercialization. Prior to Merck’s termination of its collaboration agreement with us, multiple batches of drug product were produced by Merck to support clinical trials of ficlatuzumab through phase 2 clinical trials. We have purchased a supply of ficlatuzumab from Merck which we expect will allow us to complete our ongoing phase 1 and phase 2 clinical trials of ficlatuzumab. In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab. Boehringer Ingelheim will produce ficlatuzumab for clinical trials at its biopharmaceutical site in Fremont, CA.

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

In order to achieve this goal, we entered into a strategic partnership with Astellas in connection with which we and Astellas will seek to develop and commercialize tivozanib in North America and Europe. We intend to build a commercial infrastructure in the United States necessary to effectively support the commercialization of tivozanib and future oncology products, if approved. The commercial infrastructure for specialty oncology products typically consists of a targeted, field based specialty sales force that calls on a focused group of physicians. This sales force would be supported by sales management and sales training, as well as internal and outsourced commercial groups including sales and commercial operations, marketing, market research, reimbursement services and distribution. Additional capabilities important to the oncology marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts, all responsibilities and costs which we would share with our partner, Astellas. To develop the appropriate commercial infrastructure, we would have to invest significant amounts of financial and management resources, some of which would be committed prior to any confirmation that tivozanib will be approved. In Europe, although Astellas would be the lead commercialization party, we are obligated to contribute up to 50% of the medical science liaisons in the major European countries as well as formulate with Astellas the European commercial strategy, including the strategic plan and allocation of resources.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an Institutional Review Board, or IRB, of a clinical hold on trials, the FDA’s refusal to approve pending applications or supplements, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA, foreign regulatory authorities, and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures.

Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and/or could significantly impact the requirements imposed on us after approval.

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

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned. To obtain binding commitments from the FDA on the design and size of clinical trials intended to form the primary basis of an effectiveness claim, Special Protocol Assessment procedures are available. Where the FDA agrees to a Special Protocol Assessment, or SPA, the agreement may not be changed by either the sponsor or the FDA except if the sponsor and the FDA agree to a change, or a senior FDA official determines that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the testing began. A SPA is not binding if new circumstances arise, and there is no guarantee that a study will ultimately be adequate to support an approval even if the study is conducted according to the terms of a SPA.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs and biological products intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug or biological product for this type of disease or condition will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. In addition, the COMP may only recommend orphan drug designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biological product for the same indication for a period of 7 years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or if the product with orphan exclusivity experiences a shortage.

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

Priority Review / Standard Review (United States) and Accelerated Review (European Union)

Based on results of the phase 3 clinical trial(s) submitted in an NDA or BLA, upon the request of an applicant a priority review designation may be granted to a product by the FDA. Under the FDA’s current policies, this sets the target date for FDA action on the application at 6 months; the FDA has proposed changing this so that the 6-month period begins after the FDA accepts an NDA or BLA for review, which typically occurs two months after the NDA or BLA is first filed. Priority review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the standard FDA review period is 10 months. Under current FDA policies, the 10-month period runs from when the NDA or BLA is first submitted to the FDA; the FDA has proposed that the 10-month period run instead from when the FDA accepts the NDA or BLA for review, which typically occurs two months after the NDA or BLA is first filed. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary, cost-effective, or effective in comparison to other treatment options. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In recent years, Congress and some state legislatures have considered a number of proposals and have enacted laws that could effect major changes in the healthcare system, either nationally or at the state level.

In 2010, Congress enacted sweeping healthcare reform legislation. This legislation is changing the way that healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the legislation are provisions governing enrollment in federal healthcare programs, increases in the rebates pharmaceutical manufacturers must pay to state Medicaid programs, expansion of the entities eligible for discounted 340B pricing, a manufacturer-funded 50% discount on prescriptions for branded products filled while the beneficiary is in the Medicare Part D coverage gap, and a significant annual fee on companies that manufacture or import branded prescription drug products. The legislation also includes substantial new provisions affecting compliance, including reporting provisions that relate to transfers of value to healthcare providers and to the distribution of product samples to healthcare providers. In addition, the federal government has been given additional enforcement authority.

Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. We are unable to predict the future course of federal or state healthcare legislation and regulations, including regulations that will be issued to implement provisions of the healthcare reform legislation. The enacted legislation and related and future developments could limit payments or sales volume for pharmaceuticals such as the drug candidates that we are developing or could impose taxes or other costs of doing business on pharmaceutical manufacturers.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. The healthcare reform legislation, and the 2009 economic stimulus legislation, contained significant amounts of funding for comparative effectiveness research, which may lead to an increase in the dissemination of information comparing the effectiveness of drugs or other healthcare treatment options, which may negatively impact coverage and pricing decisions for our products.

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

Biosimilars

The 2010 healthcare reform legislation created an approval pathway for biosimilars (i.e., follow-on version of innovative biologics). The European regulatory bodies also have authority to approve biosimilars. Because many issues under the U.S. biosimilar legislation remain unresolved (including the scope of exclusivity for new biologics), it is difficult to predict how this legislation will affect us. Our products may face significant competition from biosimilars (as well as traditional generic drugs) in the United States and abroad.

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

We must also register our manufacturing establishments and list all of the drugs we manufacture under federal law. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Employees

As of December 31, 2011, we had 220 employees worldwide. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Research and Development Costs

Our research and development costs were $101.7 million in 2011, $86.3 million in 2010, and $51.8 million in 2009. These costs consist of the cost of our own independent research and development efforts and the costs associated with collaborative research and development and in-licensing arrangements. Research and development costs, including upfront fees and milestones paid to collaboration partners, are expensed as incurred if the underlying products have not received regulatory approval and have no future alternative use.

Segment and Geographic Information

We view our operations and manage our business in one operating segment and we operate in only the United States.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of March 1, 2012:

Executive Officers

Tuan Ha-Ngoc	60	Chief Executive Officer, President and Director
David Johnston	56	Chief Financial Officer
Elan Ezickson	48	Executive Vice President, Chief Operating Officer
William Slichenmyer	54	Chief Medical Officer
Michael P. Bailey	46	Chief Commercial Officer
Jeno Gyuris	52	Senior Vice President, Chief Scientific Officer

Tuan Ha-Ngoc has served as President and Chief Executive Officer of our company and as a member of our Board of Directors since June 2002. From 1999 to 2002, he was co-founder, President and Chief Executive Officer of deNovis, Inc., an enterprise-scale software development company for the automation of healthcare administrative functions. From 1998 to 1999, Mr. Ha-Ngoc was Corporate Vice President of Strategic Development for Wyeth, following Wyeth’s acquisition of Genetics Institute, where Mr. Ha-Ngoc served as Executive Vice President with responsibility for corporate development, commercial operations and European and Japanese operations. Mr. Ha-Ngoc serves on the Board of Directors of Human Genome Sciences, Inc. as well as on the boards of a number of academic and nonprofit organizations, including the Harvard School of Dental Medicine, the Tufts School of Medicine, the MIT Koch Institute of Integrative Cancer Research and the International Institute of Boston. Mr. Ha-Ngoc served on the Board of Directors of ArQule, Inc., from 2002 until 2006. He holds an M.B.A. from INSEAD and an M.A. in pharmacy from the University of Paris, France. We believe that Mr. Ha-Ngoc’s qualifications to serve on our Board of Directors include his position as our chief executive officer and his significant experience in the cancer research field and corporate strategy development, including his executive leadership roles at global pharmaceutical companies, and his experiences in commercializing potential drug candidates, including his commercialization experience in North America, Europe and Japan.

David Johnston has served as our Chief Financial Officer since October 2007. From 1998 to 2007, he served as Senior Vice President of Corporate Finance at Genzyme Corporation. Mr. Johnston sits on the Board of Directors of Tissue Banks International. Mr. Johnston holds a B.S. from Washington and Lee University and an M.B.A. from the University of Michigan.

Elan Ezickson was named Chief Operating Officer effective February 1, 2012 and has served as our Executive Vice President, Chief Business Officer since July 2010 and our Chief Business Officer since April 2003. From 1994 to 2003, he worked at Biogen in roles that included President of Biogen Canada, Program Executive and Associate General Counsel. Mr. Ezickson holds a B.A in Political Science from Yale University and a J.D. from the Columbia University School of Law.

William Slichenmyer has served as our Chief Medical Officer since September 2009. Prior to joining our company, Dr. Slichenmyer served as Chief Medical Officer at Merrimack Pharmaceuticals from 2007 to September 2009. From 2000 to 2007, Dr. Slichenmyer worked at Pfizer Inc. in roles that included Vice President and Global Head of Oncology Clinical Development as well as positions in medical affairs and regulatory affairs. Dr. Slichenmyer holds a B.A. and M.D. from Case Western Reserve University and an Sc.M. in clinical investigation from Johns Hopkins Oncology Center.

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

Jeno Gyuris was named Chief Scientific Officer effective February 1, 2012 and oversees all our research activities. Dr. Gyuris joined our company in January 2003 and served as our Vice President, Molecular Technologies until January 2007, as our Senior Vice President, Drug Discovery from January 2007 to January 2010 and our Senior Vice President, Head of Research from January 2010 to January 2012. From 1993 to 2002, Dr. Gyuris worked at GPC Biotech AG, formerly Mitotix Inc., where he held positions of increasing responsibility, most recently Vice President of Molecular Technologies. Dr. Gyuris has received several research fellowships in Europe and the United States, and is the author of numerous patents and publications. Dr. Gyuris received his Ph.D. from University of Szeged, Szeged, Hungary.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

We are dependent on the success of our lead drug candidate, tivozanib, for which we intend to file registration applications in the second half of 2012.

To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. We recently announced top-line data from our phase 3 registration clinical trial for tivozanib for the treatment of RCC, referred to as TIVO-1, and are conducting additional clinical trials in RCC and other disease indications, many of which focus on tivozanib in combination with other known anti-cancer agents. We estimate that we will submit an NDA with the FDA seeking marketing approval of tivozanib for the treatment of RCC in the third quarter of 2012, and that our partner, Astellas, will submit an MAA with European Medicines Agency in the second half of 2012.

Our near-term prospects, including our ability to finance our company and to generate revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates, with the exception of ficlatuzumab, are in the preclinical research stage. The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•

our ability to demonstrate to the satisfaction of the U.S. Food and Drug Administration, or FDA, or equivalent foreign regulatory agencies, tivozanib’s safety and efficacy through current and future clinical and non-clinical trials, including without limitation, the TIVO-1 study;

•

timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities and, in particular, approval of our planned NDA and MAA seeking to market tivozanib for the treatment of RCC;

•	achieving and maintaining compliance with all regulatory requirements applicable to tivozanib;

•	the prevalence and severity of adverse side effects;

•	the availability, relative cost, safety and efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategies and operations, and those of Astellas, our strategic collaboration partner for development and commercialization of tivozanib;

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

•

our ability to successfully compete with companies that have developed or are developing VEGF inhibitors and, in particular, companies that are marketing and selling VEGF inhibitors or other therapies to treat RCC;

•	timely enrollment in, and completion of, our on-going or planned clinical trials; and

•	a continued acceptable safety profile of the product following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we, or our strategic partner, will ever be able to obtain regulatory approval for, successfully commercialize, or generate revenues through the sale of tivozanib. If we, or our strategic partner, are not successful in commercializing tivozanib, or are significantly delayed in doing so, our business will be materially harmed and the price of our common stock could substantially decline.

If the results of our phase 3 clinical trial are not sufficient for approval of tivozanib, our business will be adversely affected.

We recently reported top-line data from our phase 3 clinical trial in which tivozanib demonstrated superiority over Nexavar in the primary endpoint of progression-free survival in patients with RCC. We estimate that we will submit an NDA with the FDA seeking marketing approval of tivozanib for the treatment of RCC in the third quarter of 2012, and that our partner, Astellas, will submit an MAA with the European Medicines Agency in the second half of 2012. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival. Overall survival is a secondary endpoint in our phase 3 clinical trial. Based on our discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA; however, if the overall survival data are not positive, it may influence how the FDA and other regulatory authorities interpret other data from our phase 3 clinical trial. We did not gather data on overall survival in our phase 2 clinical trial of tivozanib and data on overall survival from the Tivo-1 study is not yet available.

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

We have completed a phase 2 clinical trial of our lead product candidate, tivozanib, and are currently conducting a phase 3 clinical trial of tivozanib for the treatment of advanced RCC. We are also conducting phase

1b and phase 2 clinical trials of tivozanib in various combinations and dosing regimens in RCC and additional solid tumor indications, including breast cancer and colorectal cancer. In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our Human Response Platform, a novel method of building preclinical models of human cancer, which are intended to more accurately represent cancer biology in patients. Our first product candidate derived from our Human Response Platform, ficlatuzumab, has entered a phase 2 clinical trial for non-small cell lung cancer. The results to date from preclinical studies, our phase 1, phase 2 and phase 3 clinical trials of tivozanib and our phase 1 clinical trials of ficlatuzumab may not be predictive of results in preclinical studies and clinical trials currently in process or that we may initiate in the future. A failure of one or more preclinical or clinical trials can occur at any stage of testing. Moreover, there can be no assurance that we will demonstrate the required safety and efficacy to obtain regulatory approvals for any of our product candidates.

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

Risks Related to Our Financial Position and Capital Requirements

We anticipate that we will continue to incur significant operating costs for the foreseeable future. We may not be able to sustain profitability, which would depress the market price of our common stock.

Although we had net income for the year ended December 31, 2011, we have incurred net losses in all prior periods, and as of December 31, 2011, we had an accumulated deficit of $205.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we will not be able to sustain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple phase 1 and phase 2 clinical trials and a phase 3 clinical trial of tivozanib, for which we share expenses with Astellas, and phase 1 clinical trials and a phase 2 clinical trial of ficlatuzumab, and anticipate future clinical trials for AV-203, which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib, ficlatuzumab and other new and existing antibody product candidates. These expenditures will include costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, will allow us to fund our operating plan into the second half of 2013. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our products. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnerships with Astellas, OSI, Biogen Idec and Centocor. Under each of these strategic partnerships, our strategic partners have significant development and commercialization responsibilities with respect to anticipated therapeutics to be developed and sold. If these strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements, our future revenues could be negatively impacted and the development and commercialization of product candidates could be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under these strategic partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

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

Fluctuations in our quarterly operating results could adversely affect the price of our common stock.

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development costs relating to tivozanib, ficlatuzumab and AV-203;

•	the level of expenses incurred in connection with planned pre-commercialization activities for tivozanib;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

Period-to-period comparisons of our historical and future financial results may not be meaningful, and investors should not rely on them as an indication of future performance. Our fluctuating results may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

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

At December 31, 2011, we had $275.4 million of cash, cash equivalents and marketable securities consisting of U.S. government agency securities, a foreign government bond, an asset-backed security, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic downturn.

Risks Related to Our Business and Industry

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that tivozanib, if approved for the treatment of advanced RCC, would compete with angiogenesis inhibitors and mTOR inhibitors that are currently approved for the treatment of advanced RCC, such as Avastin, marketed by Roche Laboratories, Inc., Nexavar, marketed by Onyx Pharmaceuticals, Inc. and Bayer HealthCare AG, Sutent and Inlyta, marketed by Pfizer Inc., Votrient, marketed by GlaxoSmithKline plc, Torisel, marketed by Pfizer, Inc. and Afinitor, marketed by Novartis Pharmaceuticals Corporation, and other therapies in development.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have and several are already marketing products to treat the same indications, and having the same biological targets, as the product candidates we are developing, including with respect to tivozanib. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we successfully:

•	design and develop products that are superior to other products in the market in terms of, among other things, both safety and efficacy;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain favorable reimbursement, formulary and guideline status;

•	obtain required regulatory approvals; and

•	collaborate with others in the design, development and commercialization of new products.

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

We set goals, and make public statements regarding our expectations, for the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors including without limitation delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Tuan Ha-Ngoc, our President and Chief Executive Officer, Elan Ezickson, our Executive Vice President and Chief Operating Officer, David Johnston, our Chief Financial Officer, William Slichenmyer, our Chief Medical Officer, Michael Bailey, our Chief Commercial Officer, and Jeno Gyuris, our Senior Vice President, and Chief Scientific Officer, as well as others on our management team. The loss of services of any of these individuals or one or more of our other members of management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Although we have entered into an employment agreement and a severance and change in control agreement with Tuan Ha-Ngoc, and severance and change in control agreements with each of Elan Ezickson, David Johnston, William Slichenmyer, Michael Bailey and Jeno Gyuris, these agreements do not provide for a fixed term of service.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including tivozanib and ficlatuzumab, among physicians, patients, healthcare payors and, in the cancer market, acceptance by the major operators of cancer clinics.

Even if tivozanib, ficlatuzumab or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of any products for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate, as demonstrated in clinical trials;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics, healthcare payors, physician networks and patients of the drug as a safe and effective treatment;

•

with respect to tivozanib, the extent to which the results from our phase 3 clinical trial demonstrate that treatment with tivozanib represents a clinically meaningful improvement in care as compared to other available VEGF inhibitors;

•	the potential and perceived advantages over alternative treatments, including, with respect to tivozanib, advantages over Avastin, Nexavar, Sutent, Inlyta, Votrient or other emerging therapies;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the continued projected growth of oncology drug markets;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant revenue.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend towards managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. We expect to experience pricing pressures in connection with the sale of any products we may develop or commercialize due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals, as well as country, regional, or local healthcare budget limitations. Any products that we may develop or commercialize may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis.

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

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices which we believe are fair for any products we may develop and commercialize, and our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the U.S. government, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the healthcare system in ways that could affect our ability to sell any products we may develop and commercialize profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our potential products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, or the PPACA, which may have far reaching consequences for life science companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Further federal and state proposals and healthcare reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the PPACA, by Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

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

We have relied upon a small number of third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. For instance, we rely on one supplier for the drug substance for tivozanib. Currently, a separate contract manufacturer manufactures, packages and distributes the drug product for clinical supplies of tivozanib. While we believe that our existing supplier of drug substance and our existing supplier of drug product, or an alternative supplier, would be capable of producing drug substance and drug product, as the case may be, in commercial quantities, we will need to fully validate their ability to produce drug substance and drug product on a commercial scale. If we are unable to validate our third party manufacturing sources’ ability to supply on a commercial basis, we may not be able to successfully produce and market tivozanib or could be delayed in doing so.

If the amounts of ficlatuzumab we currently have in our inventory are insufficient to complete our current clinical trials, or if we are unsuccessful in implementing the manufacturing technology transferred to us from Merck, future clinical trials and any commercial production of ficlatuzumab could be adversely affected.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharma patents is costly, time-consuming and inherently uncertain. In addition several recent events have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law. The new patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a new post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharma industry will be affected by such changes in the patent system. In addition, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•

new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, including Roche’s Avastin, Pfizer’s Sutent and Inlyta, Onyx’s Nexavar, GSK’s Votrient and the timing of these introductions or announcements;

•	actual or anticipated results from and any delays in our clinical trials, including our phase 3 clinical trial of tivozanib;

•	results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

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

To our knowledge, as of December 31, 2011, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 39% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after December 31, 2011. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the federal securities laws, as well as other rules of the SEC and NASDAQ, will result in significant costs to us as well as ongoing increases in our legal, audit and financial compliance costs.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis beginning in 2011, to review and evaluate our internal controls, and requires our independent registered public accounting firm to attest to the effectiveness of our internal controls. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to continue to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund our existing and future clinical trials for tivozanib, ficlatuzumab and AV-203, as well as pre-commercialization activities for tivozanib, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

We sublease our principal facilities, which consist of approximately 55,200 square feet of research and office space located at 75 Sidney Street, Cambridge, Massachusetts, which sublease expires in February 2014, approximately 7,407 square feet of office space located at 64 Sidney Street, Cambridge, Massachusetts, which sublease expires in February 2014, and approximately 25,714 square feet of office space located at 12 Emily Street, Cambridge, Massachusetts, under subleases expiring in February 2014 and May 2015, respectively. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE INFORMATION

Our common stock began trading on the NASDAQ Global Market on March 12, 2010 under the symbol “AVEO”. Prior to that time, there was no established public trading market for our common stock. The following table sets forth the high and low sale prices per share for our common stock on the NASDAQ Global Market for the period indicated:

	High	Low
2010
First Quarter (beginning March 12, 2010)	$9.02	$8.16
Second Quarter	$9.91	$6.90
Third Quarter	$11.23	$6.01
Fourth Quarter	$17.93	$11.24

	High	Low
2011
First Quarter	$16.00	$13.05
Second Quarter	$21.00	$13.00
Third Quarter	$21.55	$15.02
Fourth Quarter	$17.65	$14.01

HOLDERS

At February 29, 2012, there were approximately 108 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Set forth below is information regarding certain shares of common stock issued by us during 2011 that were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On May 31, 2011, we entered into a definitive agreement with respect to the sale of 438,340 shares of our unregistered common stock at $17.11 per share to Johnson & Johnson Development Corporation. We completed the private placement on May 31, 2011, resulting in approximately $7.5 million in net proceeds to us. No underwriters were involved in the transaction and the shares were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act. In connection with the issuance, Johnson & Johnson Development Corporation represented to us that it was an accredited investor, it was acquiring the applicable securities for investment and not distribution and it could bear the risks of the investment. Johnson & Johnson Development Corporation received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The shares issued to Johnson & Johnson Development Corporation were deemed restricted securities for purposes of the Securities Act. The certificate issued representing the shares included appropriate legends setting forth that the shares had not been registered and the applicable restrictions on transfer.

USE OF PROCEEDS FROM REGISTERED SECURITIES

Our initial public offering of common stock was effected through Registration Statements on Form S-1 (File Nos. 333-163778 and 333-165412), that were declared effective by the SEC on March 11, 2010. As of December 31, 2011, we estimate that we have used all of the net proceeds from the initial public offering to fund the clinical development of tivozanib and for working capital, capital expenditures and other general corporate purposes. There was no material change in the use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC on March 12, 2010.

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

	3/12/10	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
AVEO Pharmaceuticals	$100.00	$100.11	$78.64	$123.92	$162.63	$148.16	$229.25	$171.19	$191.32
NASDAQ Composite Index	$100.00	$101.28	$89.09	$100.04	$112.05	$117.46	$117.14	$102.02	$110.03
NASDAQ Biotechnology Index	$100.00	$100.23	$85.39	$95.57	$103.56	$111.10	$118.31	$103.50	$115.78

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2011 and 2010 and the Statement of Operations Data for each of the three years ended December 31, 2011 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2009, 2008 and 2007, and the Statement of Operations Data for each of the two years in the period ended December 31, 2008 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K. Please refer to the “Critical Accounting Policies and Significant Judgments and Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the impact of our adoption of Accounting Standards Update, or ASU, 2009-13 on the selected data below.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of operations data:
Revenue	$164,849	$44,682	$20,719	$19,660	$11,034
Operating expenses:
Research and development	101,735	86,345	51,792	41,820	29,248
General and administrative	29,167	14,763	10,120	9,165	6,502

Total operating expenses	130,902	101,108	61,912	50,985	35,750

Income (loss) from operations	33,947	(56,426)	(41,193)	(31,325)	(24,716)

Other income and expense:
Other income (expense), net	10	900	(333)	(230)	—
Interest expense	(3,836)	(3,389)	(2,811)	(2,086)	(2,437)
Interest income	527	126	144	1,168	2,171

Other expense, net	(3,299)	(2,363)	(3,000)	(1,148)	(266)

Net income (loss) before benefit for income taxes	30,648	(58,789)	(44,193)	(32,473)	(24,982)
Benefit for income taxes	—	—	100	—	—

Net income (loss)	$30,648	$(58,789)	$(44,093)	$(32,473)	$(24,982)

Net income (loss) per share—basic	$0.77	$(2.30)	$(27.43)	$(21.08)	$(17.89)

Weighted average number of common shares used in net income (loss) per share calculation—basic	39,715	25,582	1,607	1,541	1,396
Net income (loss) per share—diluted	$0.74	$(2.30)	$(27.43)	$(21.08)	$(17.89)

Weighted average number of common shares and dilutive common share equivalents used in net income (loss) per share calculation—diluted	41,473	25,582	1,607	1,541	1,396

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$275,440	$140,198	$51,301	$32,364	$61,742
Working capital	199,786	103,360	18,789	16,073	42,542
Total assets	295,050	151,048	59,844	40,087	67,654
Loans payable, including current portion, net of discount	24,170	23,402	19,745	21,055	15,078
Preferred stock warrant liability	—	—	1,459	1,211	905
Convertible preferred stock	—	—	156,705	123,720	123,720
Accumulated deficit	(205,866)	(236,514)	(177,725)	(133,631)	(101,158)
Total stockholders’ equity (deficit)	223,541	71,770	(170,291)	(128,688)	(98,458)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, provides us with unique insights into cancer biology and is being leveraged in the discovery and clinical development of our cancer therapeutics.

Tivozanib, our lead product candidate, which we partnered with Astellas Pharma Inc., or Astellas, in 2011, is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors that is designed to optimize VEGF blockade while minimizing off-target toxicities. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. In January 2012, we announced top-line data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy for first-line treatment in renal cell carcinoma, or RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF- and mTOR-targeted therapy. In this trial, we measured, among other things, each patient’s progression-free survival, or PFS, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. PFS is the primary endpoint in the TIVO-1 study. In the TIVO-1 study, tivozanib demonstrated a statistically significant improvement in PFS with a median PFS of 11.9 months compared to a median PFS of 9.1 months for Nexavar in the overall study population. Tivozanib also demonstrated a statistically significant improvement in PFS with a median PFS of 12.7 months compared to a median PFS of 9.1 months for Nexavar in the pre-specified subpopulation of patients who received no prior systemic anti-cancer therapy for metastatic disease, a subpopulation that comprised approximately 70% of the total study population. In the TIVO-1 study, tivozanib demonstrated a well-tolerated safety profile consistent with the results from our tivozanib phase 2 clinical trial in patients with advanced RCC; the most commonly reported side effect was hypertension, a well established on-target and manageable effect of VEGF receptor inhibitors. The most common treatment-related side effects seen in the phase 2 clinical trial were hypertension (44.9%) and dysphonia, or hoarseness of voice (21.7%). Additionally, the incidence of other side effects in the phase 2 clinical trial that are commonly associated with other VEGF receptor inhibitors, such as diarrhea, rash, mucositis, stomatitis, fatigue, and hand-foot syndrome, was relatively low.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple phase 1 and phase 2 clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing tivozanib biomarkers in solid tumors. The BATON trials include BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC, which completed enrollment in early 2012. The second BATON study underway is BATON-CRC, a phase 2 clinical trial evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Additionally, we expect to initiate further clinical evaluation of tivozanib in breast cancer in 2012 as part of our BATON program.

We expect that the results of all of our phase 1 and phase 2 trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK, in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions outside of Asia. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third party sublicensees, including Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for continued development and commercialization of tivozanib in North America and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. We have completed two phase 1 clinical trials of ficlatuzumab demonstrating the ability to combine ficlatuzumab with epidermal growth factor receptor, or EGFR, inhibitors Tarceva® and Iressa®. In May 2010, we initiated a phase 2 clinical trial evaluating ficlatuzumab in patients with non-small cell lung cancer. This is a first-line study comparing ficlatuzumab in combination with Iressa versus Iressa monotherapy. We anticipate announcing data from the ficlatuzumab phase 2 trial in the second half of 2012.

We have also identified a number of other promising targets for the development of novel cancer therapeutics using our Human Response Platform. We have preclinical and discovery antibody programs underway focused on targets that appear to be important drivers of tumor growth, including our third clinical candidate AV-203, which targets the ErbB3 receptor (partnered with Biogen Idec, Inc., or Biogen Idec), as well as programs directed toward the RON receptor (Recepteur d’Origine Nantais) (partnered with Centocor Ortho Biotech Inc., or Centocor). We expect to initiate clinical development with AV-203 in the first half of 2012.

Our proprietary Human Response Platform was designed to overcome many of the limitations of traditional approaches to modeling human cancer. The traditional method of modeling human cancer uses a model referred to as a xenograft. A xenograft model is created by adapting cells from a human tumor to grow in a petri dish, and then injecting these cells in a mouse, where they grow into tumors. However, the resulting tumors differ from the original tumor in important respects, and, accordingly, xenograft models are often poor predictors of the success of cancer drugs in human clinical trials. In our Human Response Platform, we use patented genetic engineering techniques to grow populations of spontaneous tumors in animals containing human-relevant, cancer-causing mutations and tumor variation akin to what is seen in populations of human tumors. Because we believe that these populations of tumors better replicate what is seen in human cancer, we believe that our Human Response Platform provides us with unique insights into cancer biology and mechanisms of drug response and resistance, and represents a significant improvement over traditional approaches. We are utilizing this Human Response Platform alone and with our strategic partners to (i) identify and validate target genes which drive tumor growth, (ii) evaluate drugs which can block the function of these targets and (iii) identify biomarkers, which are indicators of drug response and resistance in patients, in an effort to evaluate which patients are most likely to respond favorably to treatment with such drugs. The potential identification and development of relevant biomarkers through our Human Response Platform is a core component of our oncology drug development efforts. Our goal is to utilize the biomarker data from BATON-CRC and other BATON clinical trials to further inform our clinical development strategy.

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative support of these operations. We have generated no revenue from product sales through December 31, 2011, and have principally funded our operations through:

•	$303.7 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

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

•	$111.2 million of gross proceeds from the sale of common stock in connection with a follow-on offering of our common stock in June 2011.

We do not have a history of being profitable and, as of December 31, 2011, we had an accumulated deficit of $205.9 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our discovery, research, development and commercialization activities, including the phase 3 clinical development and planned commercialization of our lead product candidate, tivozanib, the continued clinical development of our phase 2 product candidate, ficlatuzumab, as well as anticipated clinical trials for AV-203. We will need additional financing to support our operating activities.

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

In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib.

We also recorded $22.5 million of research and development expense in the year ended December 31, 2011 associated with the payment made to KHK related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas will develop and commercialize tivozanib for the treatment of a broad range of cancers, including RCC, and breast and colorectal cancers. Under the terms of the collaboration agreement, we and Astellas will share responsibility for continued development and commercialization of tivozanib in the United States, Mexico and Canada, or North America, and in Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’s receipt of necessary regulatory approvals from the Food and Drug Administration, or FDA, and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

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

Each party is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in each of the United States, Mexico and Canada, and to develop and commercialize tivozanib in each European country specified in the agreement. Astellas is also obligated to use commercially reasonable efforts to develop and commercialize tivozanib in each country in the royalty territory.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. We are also eligible to receive an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to us upon initiation of our next phase 3 clinical trial. The timing of this milestone is uncertain, as we have not finalized plans for our future trials. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of an NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency, or EMA of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay KHK low to mid-teen royalties on our net sales in North America, and 30% of certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory, including up-front license fees, milestone payments and royalties.

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

We are accounting for the joint development and commercialization activities in North America and Europe as a joint risk sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint risk sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $26.7 million during the year ended December 31, 2011, and general and administrative expense by $1.2 million during the year ended December 31, 2011. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $6.4 million at December 31, 2011.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 Revenue Recognition – Multiple Element Arrangements, or ASC 605-25, to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe, a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty-bearing territory, and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty-bearing territory. The co-exclusive license in North America and Europe is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop tivozanib in the royalty-bearing territory. Our obligation to provide access to clinical and regulatory information as part of the royalty territory deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development of tivozanib in the royalty-bearing territory. The obligation to supply clinical material to Astellas for development in the royalty-bearing territory includes supplying such clinical material in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the royalty-bearing territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocated the up-front consideration of $125 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third party evidence for such deliverables. Our best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and in the royalty-bearing territory, the development costs and market opportunity for the expansion of tivozanib into other solid tumor types, and the time to commercialization of tivozanib for all potential oncology indications. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty-bearing territory had de minimus value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $376,000 of revenue during the year ended December 31, 2011 associated with the royalty territory deliverable.

Centocor Ortho Biotech

In May 2011, we entered into an exclusive license agreement with Centocor for the worldwide development and commercialization of our internally-discovered antibodies targeting the RON receptor, including the grant to Centocor of an exclusive, worldwide license to our proprietary RON-driven tumor models. We also granted Centocor a nonexclusive, non-sublicensable, worldwide license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies.

In connection with the Centocor license agreement, we received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of our common stock at a purchase price of $17.11 per share. Centocor also agreed to fund certain research and development activities. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million, comprised of (i) up to $40 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $165 million in substantive milestone payments upon achievement of specified regulatory milestone events in connection with specified regulatory filings, and receipt of marketing approvals, and (iii) up to $335 million in milestone payments upon the achievement of specified sales events. We could earn the first clinical and development milestone of $2.0 million under the Centocor license agreement upon the selection of a lead antibody for entry into pre-clinical studies, with respect to the first licensed product under the agreement. We expect to achieve this milestone during the year ending December 31, 2012. Upon commercialization, we are eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a specified percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by us. The royalties will also be reduced by a specified percentage on a country-by-country basis upon the entry of a generic competitor.

The Centocor license agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to us, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA, or a similar application filed with another regulatory authority outside of the United States (which we refer to as IND submission), Centocor has the right to terminate the Centocor license agreement at will upon 90 days written notice to us. After IND submission, Centocor may terminate the Centocor license agreement at will upon 180 days written notice to us. Either party has the right to terminate the Centocor license agreement in connection with an insolvency event involving the other party or a material breach of the Centocor license agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor license agreement at will, or if we terminate the Centocor license agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization of RON-targeted antibodies revert back to us.

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

The remaining activities under the Centocor license agreement were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. We determined that the Centocor license agreement included the following deliverables:

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

We excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. We determined the estimated selling price for the license related to the RON antibodies and the license to the RON index based on management’s best estimate of selling price as we did not have vendor-specific objective evidence or third-party evidence of selling price for those deliverables. In determining our best estimate of selling price for the RON license and the RON Index license, we considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor license agreement and internally developed revenue models. Our best estimate of selling price for the license related to the RON antibodies and license to the RON index considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that are typical for similarly staged monoclonal antibodies and other cost assumptions we believed to be reasonable in determining research and development, and sales, general and administrative costs. More specifically, our estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of our analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

With respect to the research services, we considered the nature of the research services to be provided (basic translational research related to a pre-clinical, antibody-based technology) and the fact that other vendors could provide the research services. As a result, we concluded that third party evidence of selling price exists for the research services deliverable. In supporting third party evidence of selling price, we considered the nature of the research services, the rates charged by vendors in the marketplace for similar services and rates charged by us for other non-complex, pre-clinical research services in our other license and development agreements.

As the relative selling price of the license related to the RON antibodies and license to the RON index (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011. We concluded that a change in the assumptions used to determine estimated selling price for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

We will record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services.

We may be entitled to receive future milestone payments totaling $540 million. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. We believe the clinical and development, and regulatory milestones that may be received under the Centocor license agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition – Milestone Method, or ASU 2010-17, and, accordingly, we will recognize payments related to the achievement of such milestones, if any, as revenue when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

We did not recognize any milestone payments under this arrangement during the year ended December 31, 2011.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent related milestones. The first milestone we may receive pursuant to this agreement is either a patent related milestone of $250,000 upon filing of a patent application, or a clinical and development milestone of $750,000 for commencement of GLP toxicology studies. The timing of these milestones is uncertain.

In March 2011, we earned $1.5 million related to deliverables and research milestones under the agreement. In addition, we are eligible to receive up to $24.0 million in biomarker related milestones. Upon commercialization of products which were part of the research program under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines. These milestones are not considered to be substantive and at risk, therefore, the milestone payments were deferred and were recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. The next regulatory milestone we may receive pursuant to this agreement is $7.0 million to be achieved for the filing of the NDA with the FDA. We do not expect to achieve this milestone in the year ending December 31, 2012. Upon commercialization of products which were part of the research program under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models or delivery of cell lines.

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

We account for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, world-wide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. We determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required our experience to advance development of the product. As such, we determined that the agreement should be accounted for as one unit of accounting.

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

In June 2009, we received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment received in June 2009 was a near term milestone and not considered to be substantive, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010 and a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. These milestones were considered substantive and were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. We could also receive an option exercise fee of $5.0 million and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone we may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. We do not expect to achieve this milestone during the year ending December 31, 2012.

Schering-Plough Corporation (now Merck)

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

Under the agreement, Merck paid us an up-front payment of $7.5 million in May 2007, which was being amortized over our period of substantial involvement, which was initially estimated to be through completion of the first phase 2 proof-of-concept trial for ficlatuzumab (which was expected to be the first half of 2012), but was adjusted to reflect the termination of the agreement effective on December 27, 2010. In addition, Merck purchased 4,000,000 shares of our series D convertible preferred stock, at a per share price of $2.50, resulting in gross proceeds to us of $10.0 million. The amount paid for the series D convertible preferred stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. In connection with the initial public offering which we consummated in March 2010, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series D convertible preferred stock were converted into one share of common stock.

In June 2010, we earned and received an $8.5 million milestone payment in connection with the enrollment of patients in our phase 2 clinical trial of ficlatuzumab under the agreement. Since the $8.5 million milestone payment earned in June 2010 was considered substantive, it was included in revenue for the year ended December 31, 2010.

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies and have expensed such payment during the year ended December 31, 2011, as title passed to us.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for, and milestone payments related to, in-licensed products and technology;

•	stock-based compensation expense to employees and non-employees; and

•	costs associated with non-clinical activities, regulatory approvals and medical affairs.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Research and development expenses are net of amounts reimbursed under our agreement with Astellas for Astellas’ share of development costs incurred by us under our joint development plan with Astellas.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Tivozanib	$48,158	$52,653	$23,399
Ficlatuzumab	24,165	9,855	6,498
AV-203 program	6,362	3,044	1,763
Platform collaborations	2,632	3,259	2,960
Antibody pipeline	6,653	6,044	5,523
Other research and development	1,367	1,299	2,358
Overhead	12,398	10,191	9,291

Total research and development expenses	$101,735	$86,345	$51,792

Tivozanib

In January 2012, we announced top-line data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar, an approved therapy for first-line treatment in RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF-targeted therapy. We are also evaluating tivozanib in multiple phase 1 and phase 2 clinical trials including BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC which completed enrollment in early 2012, and BATON-CRC, a phase 2 clinical trial evaluating tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Future research and development costs for the tivozanib program are not reasonably certain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process. We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $26.7 million in research and development cost reimbursements as a reduction in tivozanib related expenses for the year ended December 31, 2011. Our current estimate for future costs related to our phase 3 clinical program is approximately $23.0 million, excluding the effect of our cost sharing arrangement with Astellas. Upon entering into the license agreement with Astellas, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid-teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we paid KHK 30% of the license fee received from Astellas and are required to pay certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas.

Ficlatuzumab

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We have completed a phase 1 clinical trial of ficlatuzumab and completed enrollment of a phase 2 clinical trial. We earned an $8.5 million milestone payment from Merck upon initiation of the phase 2 clinical trial in the second quarter of 2010. As of December 27, 2010, the date of termination of the collaboration agreement by Merck, we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we purchased supply of ficlatuzumab from Merck for $10.2 million to support ongoing clinical trials of ficlatuzumab. We have taken title to all of this material as of December 31, 2011 and, pursuant to the provisions of ASC 730, Research and Development, have recognized this amount as research and development expense during the year ended December 31, 2011. In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab. Boehringer Ingelheim will produce ficlatuzumab for clinical trials at its biopharmaceutical site in Fremont, California. We have retained all rights to the development and commercialization of ficlatuzumab. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of the ficlatuzumab program.

AV-203: Anti-ErbB3 Antibody Program

Our AV-203 program is focused on identifying inhibitors of ErbB3. In 2010, we nominated our lead development candidate, AV-203, which is currently in preclinical development. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned an additional $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study. Through our discovery efforts, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including breast, prostate and pancreatic cancers. We have commenced manufacturing of our lead development candidate for human clinical trials. We anticipate initiating phase 1 development with AV-203 in 2012. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program.

Platform Collaborations

We have performed research services for OSI Pharmaceuticals using our Human Response Platform under a collaboration and license agreement with OSI that concluded in July 2011. The related expenses, including personnel and related expenses, are captured as a cost of the agreement with OSI Pharmaceuticals. Expenses incurred under the agreement with OSI Pharmaceuticals were fully supported by the revenue from that agreement. We also perform research services for Centocor under the Centocor license agreement. Centocor funds certain research for a three-year term, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies. The related expenses are captured as a cost of the agreement with Centocor.

Antibody Pipeline

We expect that the expenses related to our antibody pipeline will continue to increase as we seek to identify additional targets for preclinical research. Future research and development costs for our antibody pipeline are not reasonably certain because such costs are dependent on a number of variables, including the success of preclinical studies on these antibodies and the identification of other potential candidates across multiple oncology indications.

Other Research and Development

Other research and development includes expenses related to our Human Response Platform, which is not specifically related to a particular product candidate or a specific strategic partnership, and in 2010 and 2009 included expenses related to AV-412, a product candidate for which we have decided not to pursue further development. AV-412 was the subject of a license agreement with Mitsubishi Pharma Corporation. We terminated the license agreement with Mitsubishi Pharma effective January 26, 2010. We do not expect to incur further costs for this product candidate.

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

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates (except for the estimates we have made for the cost of our phase 3 clinical trial of tivozanib) or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of the product candidate’s commercial potential. We plan to develop additional product candidates internally which will significantly increase our research and development expenses in future periods. We will need to raise additional capital in the future in order to commercialize tivozanib and to fund the development of ficlatuzumab, AV-203 and our other product candidates.

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

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	the need to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we incur expenses related to the anticipated commercial launch of tivozanib before we receive regulatory approval, including expanding our commercial infrastructure; and

•	as a result of increased payroll, and higher consulting, legal and accounting costs associated with the anticipated commercial launch of tivozanib.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. We recorded net income for the first time during the year ended December 31, 2011. We have utilized certain of our net operating loss carryforwards to offset taxable income, which resulted in an effective tax rate of 0% for the year ended December 31, 2011. As such, we have not recorded an income tax provision for the year ended December 31, 2011.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued clinical expenses, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We exercise our judgment in determining whether an agreement contains multiple elements and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognize revenue, such as non-refundable, up-front license fees and other payments. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported operating results.

Effective January 1, 2011, we adopted ASU 2009-13, which amends ASC 605-25. When evaluating multiple element arrangements in accordance with ASC 602-25, as amended by ASU 2009-13, we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We typically use best estimate of selling price to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize best estimate of selling price to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

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

In addition, effective January 1, 2011, we adopted ASU 2010-17. Under ASU 2010-17, at the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We aggregate our milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent related milestones. We have concluded that the clinical and development, regulatory and patent related milestones pursuant to our research and development arrangements are substantive.

Clinical and development milestones are typically payable when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone may be due upon the initiation of the phase 3 clinical trial in a new indication, the last phase of clinical development, which if the product candidate is proven to be safe and effective, may lead to ultimate marketing approval by the FDA or other global regulatory authorities. Regulatory milestones are typically payable upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone may be due to us upon the FDA’s acceptance of an NDA. Commercial milestones are typically payable when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. For example, when a product first achieves global sales of a specified amount, or when a product first achieves annual sales of a specified amount. Patent related milestones are typically payable when a patent application is filed or issued with respect to certain intellectual property related to the applicable collaboration.

Revenues from clinical and development, regulatory and patent related milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance. Commercial milestones are accounted for similar to royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. Based on our level of clinical trial expenses as of December 31, 2011, if our estimates are too high or too low by 5%, this may result in an adjustment to our accrued clinical trial expenses in future periods of approximately $337,000.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Accounting for Stock Based Compensation, which we refer to as ASC 718, to our share-based payment awards. All awards granted are recognized in our statements of operations on a straight-line basis over the requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with ASC 718 and ASC 505, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which compensation expense is generally recognized over the vesting period of the award. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of fair values of stock options as of the grant date. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option and restricted stock awards. Our expected stock price volatility is based on an average of several peer companies. We utilized a weighted average method of using our own volatility data for the quarters that we have been public, along with data we obtained from our peer companies. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. For periods prior to 2009, we used an average of several peer companies with the characteristics described above to calculate our expected term given our limited history. For 2009 and for all periods thereafter, due to lack of available quarterly data for these peer companies, we elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

During the years ended December 31, 2011, 2010 and 2009, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

Years Ended December 31,
	2011	2010	2009
Volatility	64.37%-65.56%	63.92%-66.81%	70.35%-72.04%
Expected Term (in years)	5.50-6.25	5.50-6.25	5.50-6.25
Risk-Free Interest Rates	1.09%-2.57%	1.59%-2.92%	1.98%-3.04%
Dividend Yield	—	—	—

We recognized stock-based compensation expense of approximately $5.9 million, $4.1 million and $2.4 million for the years ended December 31, 2011, 2010, and 2009, respectively, in accordance with ASC 718. As of December 31, 2011, we had approximately $9.6 million of total unrecognized stock-based compensation expense related to stock options granted under our 2002 Stock Incentive Plan and 2010 Stock Incentive Plan, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 2.7 years.

As of December 31, 2011, there was $0.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under our 2002 Stock Incentive Plan and 2010 Stock Incentive Plan. We expect to recognize the expense over a weighted-average period of 0.6 years.

Under ASC 718, we are also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. We have performed a historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate.

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

Our valuation models used the Market Approach and the Probability Weighted Expected Return Method as outlined in the AICPA Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or Practice Aid. The exercise prices for stock options granted were determined by the results of our contemporaneous valuations completed in November 2008, January 2009, March 2009, June 2009, September 2009, December 2009 and January 2010, respectively.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2009 and in preparing for an IPO, we reexamined the contemporaneous valuations of our common stock during the period November 2008 to September 2009 to support the fair value of our common stock prior to our initial public offering.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

The following tables summarize the results of our operations for each of the years ended December 31, 2011 and 2010, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/ (decrease)%
	2011	2010
	(in thousands)
Revenue	$164,849	$44,682	$120,167	269%

Operating expenses:
Research and development	101,735	86,345	15,390	18%
General and administrative	29,167	14,763	14,404	98%

Total operating expenses	130,902	101,108	29,794	29%

Income (loss) from operations	33,947	(56,426)	90,373	(160)%
Other income, net	10	900	(890)	(99)%
Interest expense	(3,836)	(3,389)	(447)	13%
Interest income	527	126	401	318%

Net income (loss)	$30,648	$(58,789)	$89,437	(152)%

	Years Ended December 31,		Increase/ (decrease)%
Revenue	2011	2010
	(in thousands)
Strategic Partner:
Astellas	$120,576	—	$120,576	—
OSI	29,576	$16,186	13,390	83%
Centocor	8,810	—	8,810	—
Biogen Idec	5,863	5,757	106	2%
Merck	—	22,561	(22,561)	(100)%
Other	24	178	(154)	(87)%

	$164,849	$44,682	$120,167	269%

Revenue. Revenue for the year ended December 31, 2011 was $164.8 million compared to $44.7 million for the year ended December 31, 2010, an increase of approximately $120.2 million, or 269%. The increase is primarily attributable to $120.6 million in revenue recognized in connection with our agreement with Astellas; an increase of $13.4 million in revenue from OSI primarily related to the recognition of revenue related to OSI’s option exercise in November 2010 under our research and license agreement; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; and $1.8 million in research and development funding from Centocor. These increases were partially offset by a decrease of $22.6 million in revenue earned under our license agreement with Merck due to its termination in December 2010.

Research and development. Research and development expenses for the year ended December 31, 2011 were $101.7 million compared to $86.3 million for the year ended December 31, 2010, an increase of $15.4 million, or 18%. The increase is primarily attributable to a $13.1 million increase in contract manufacturing costs primarily due to a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies; a net increase in licensing costs of $12.6 million resulting primarily from a $22.5 million sublicense revenue payment to KHK related to the up-front license payment received under our agreement with Astellas during the first quarter of 2011, compared to a $10.0 million milestone payment to KHK in connection with the initial dosing of patients in our phase 3 clinical trial of tivozanib during the same period last year; a $7.5 million increase in salaries, benefits and contract labor primarily due to an increase in personnel hired to support development activities for tivozanib; a $3.7 million increase in outsourcing costs primarily related to an increase in medical affairs activities related to tivozanib, as well as an increase in development costs related to ficlatuzumab and AV-203; a $1.4 million increase in clinical trial costs primarily related to an increase in ficlatuzumab clinical trial costs, partially offset by a decrease in clinical trial costs related to tivozanib; an increase of $1.3 million in consulting costs primarily related to the development of tivozanib; a $1.0 million increase in facility costs primarily due to our expansion to an additional location at 12 Emily Street; a $0.7 million increase in stock-based compensation; and an increase in travel expenses of $0.6 million primarily due to an increase in personnel. These increases were partially offset by the net reimbursement of $26.7 million of tivozanib development costs pursuant to our agreement with Astellas.

Included in research and development expenses were stock-based compensation expenses of approximately $2.5 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively.

General and administrative. General and administrative expenses for the year ended December 31, 2011 were $29.2 million compared to $14.8 million for the year ended December 31, 2010, an increase of $14.4 million, or 98%. The increase is primarily the result of a $4.25 million payment to a financial advisor in connection with the consummation of our agreement with Astellas; an increase of $3.6 million in salaries and benefits primarily due to an overall increase in personnel hired to support our pre-commercialization activities for tivozanib as well as an increase in hiring to support our growth of operations; an increase of $2.4 million for pre-commercialization activities for tivozanib; an increase of $1.2 million in consulting costs and other outsourced costs due to a growth of the business; a $1.1 million increase in stock-based compensation expense; a $1.1 million increase in legal costs incurred primarily due to patent prosecution and trademark costs and advice related to the collaboration agreement with Astellas; an increase of $0.9 million for recruiting and relocation costs due to an overall increase in hiring; and an increase of $0.5 million in facility costs due to an increase in personnel and our expansion to an additional location at 12 Emily Street. These increases were partially offset by the net reimbursement of $1.2 million of tivozanib commercialization costs pursuant to our agreement with Astellas.

Included in general and administrative expenses were stock-based compensation expenses of approximately $3.4 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively.

Other income, net. Other income, net for the year ended December 31, 2011 was $10,000 compared to $900,000 for the year ended December 31, 2010, a decrease of $890,000, or 99%. The income for the year ended December 31, 2010 was largely a result of income of $0.7 million related to a decrease in the value of warrants to purchase preferred stock resulting from a decrease in the value of the underlying stock and income of $0.7 million related to a qualifying therapeutic discovery grant from the Internal Revenue Service. There was no warrant valuation adjustment for the year ended December 31, 2011 as the warrants converted to warrants to purchase common stock in connection with our initial public offering in March 2010. The income for the year ended December 31, 2011 was primarily related to foreign currency exchange rates.

Interest expense. Interest expense for the year ended December 31, 2011 was $3.8 million compared to $3.4 million for the year ended December 31, 2010, an increase of $0.4 million, or 13%. The increase in interest expense is due to the refinancing of our loan agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, in May 2010, resulting in a higher average loan balance outstanding during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest income. Interest income for the year ended December 31, 2011 was $527,000 compared to $126,000 for the year ended December 31, 2010, an increase of $401,000, or 318%. The increase in interest income is primarily due to an overall higher average cash balance during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Comparison of Years Ended December 31, 2010 and 2009

The following tables summarize the results of our operations for each of the years ended December 31, 2010 and 2009, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/ (decrease)%
	2010	2009
	(in thousands)
Revenue	$44,682	$20,719	$23,963	116%

Operating expenses:
Research and development	86,345	51,792	34,553	67%
General and administrative	14,763	10,120	4,643	46%

Total operating expenses	101,108	61,912	39,196	63%

Loss from operations	(56,426)	(41,193)	(15,233)	37%
Other income (expense), net	900	(333)	1,233	(370)%
Interest expense	(3,389)	(2,811)	(578)	21%
Interest income	126	144	(18)	(13)%

Net loss before benefit for income taxes	(58,789)	(44,193)	(14,596)	33%

Benefit for income taxes	—	100	(100)	(100)%

Net loss	$(58,789)	$(44,093)	$(14,696)	33%

	Years Ended December 31,		Increase/ (decrease)%
Revenue	2010	2009
	(in thousands)
Strategic Partner:
Merck	$22,561	$10,853	$11,708	108%
OSI	16,186	9,788	6,398	65%
Biogen Idec	5,757	—	5,757	—
Other	178	78	100	128%

	$44,682	$20,719	$23,963	116%

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

Interest expense. Interest expense for the year ended December 31, 2010 was $3.4 million compared to $2.8 million for the year ended December 31, 2009, an increase of $0.6 million or 21%. The increase is a result of our overall debt increasing in 2010 due to the refinancing of our outstanding debt with Hercules Technology Growth and Comerica Bank in May 2010.

Interest income. Interest income for the year ended December 31, 2010 was $126,000 compared to $144,000 for the year ended December 31, 2009, a decrease of $18,000 or 13%. Although average cash balances were higher for the year ended December 31, 2010 compared to the same period in 2009, interest rates remained low at slightly above 0% in 2010, causing the decrease in interest income.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of December 31, 2011, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $60.8 million from our private placement of shares of our common stock to a group of institutional and accredited investors, $111.2 million from our follow-on offering of shares of our common stock, $169.6 million from the sale of convertible preferred stock prior to becoming a public company, and $7.5 million from the sale of common stock to Johnson & Johnson Development Corporation in connection with the Centocor license agreement. As of December 31, 2011, we had received an aggregate of $311.2 million in cash from each of our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, Astellas, Centocor and Eli Lilly, and $25.0 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of December 31, 2011, we had cash, cash equivalents and marketable securities of approximately $275.4 million. Currently, our funds are invested in a money market fund, U.S. Government agency securities, a foreign government bond, an asset-backed security, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$26,451	$(51,825)	$(9,973)
Net cash (used in) provided by investing activities	(144,103)	(90,506)	3,414
Net cash provided by financing activities	115,367	142,832	31,035

Net (decrease) increase in cash and cash equivalents	$(2,285)	$501	$24,476

During the years ended December 31, 2011, 2010 and 2009, our operating activities provided (used) cash of $26.5 million, $(51.8) million and $(10.0) million, respectively. The cash provided by operations for the year ended December 31, 2011 was due primarily to our net income adjusted for non-cash items offset by a decrease in deferred revenue of $12.2 million related to, in part, the recognition of previously deferred revenue related to our research and license agreement with OSI, as well as an increase in accounts receivable of $6.8 million primarily due from Astellas for reimbursement of development expenses. The use of cash during the years ended December 31, 2010 and 2009, respectively, primarily resulted from our net losses adjusted for non-cash items. The cash used in operations for the year ended December 31, 2010 was due primarily to our net loss adjusted for non-cash items as well as a $3.6 million increase in prepaid expenses primarily associated with advance payments for our clinical trials, and a decrease in deferred revenue of $1.9 million related to the recognition of previously deferred revenue, offset by an increase in accounts payable and accrued expenses of $4.5 million primarily related to development expenses. The cash used in operating activities for the year ended December 31, 2009 was primarily the result of our net loss adjusted for non-cash items and an increase in deferred revenue of $22.0 million related to up-front license payments, near term milestones and equity premiums from our agreements with Biogen and OSI entered into in 2009, and an increase in accounts payable and accrued expenses of $7.6 million primarily related to our phase 2 clinical trial of tivozanib and costs in preparation for our phase 3 clinical trial of tivozanib.

During the years ended December 31, 2011, 2010 and 2009, our investing activities (used) provided cash of $(144.1) million, $(90.5) million and $3.4 million, respectively. The cash used in investing activities for the years ended December 31, 2011 and 2010 was primarily the net result of more purchases of marketable securities than the proceeds from maturities and sales, in addition to purchases of property and equipment of $2.6 million, and $1.7 million, respectively. The cash provided by investing activities for the year ended December 31, 2009 was primarily the result of fewer purchases of marketable securities than the proceeds from maturities and sales, in addition to purchases of property and equipment of $1.7 million.

During the years ended December 31, 2011, 2010 and 2009, our financing activities provided $115.4 million, $142.8 million and $31.0 million, respectively. The cash provided by financing activities for the year ended December 31, 2011 was primarily due to the sale and issuance of 6,352,119 shares of common stock at a price of $17.50 per share in our follow-on public offering in June 2011 with net proceeds of $104.2 million, the sale and issuance of 438,340 shares of common stock at a price of $17.11 per share in connection with the Centocor license agreement, as well as stock option exercises of $3.2 million. The cash provided by financing activities during the year ended December 31, 2010 was due to the sale and issuance of 9,000,000 shares of common stock at a price of $9.00 per share in our initial public offering with net proceeds of $72.2 million, the exercise of the option to purchase an additional 968,539 shares of common stock by the underwriters in the initial public offering resulting in net proceeds of $8.1 million, the sale and issuance of 4,500,000 shares of common stock at a price of $13.50 to a group of institutional and accredited investors related to our private placement resulting in net proceeds of $56.6 million, stock option exercises of $1.6 million, and net proceeds of $7.6 million from the refinancing of loans payable from our loan agreement entered in to with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $3.3 million. The cash provided by financing activities in 2009 was due to the sale and issuance of 11,250,000 shares of series E convertible preferred stock resulting in net proceeds of $32.9 million, and stock option exercises of $0.2 million, offset partially by the principal payments on loans payable of $2.0 million.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In connection with the new loan agreement, we paid off the remaining outstanding principal and interest of $17.4 million under our prior loan agreement with Hercules Technology Growth and Comerica Bank. We are required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on January 1, 2012. The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. This amount is included in current liabilities at December 31, 2011. The new loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due upon the maturity of the loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The unpaid principal balance and all accrued but unpaid interest, plus the end of term payment in the amount of approximately $1.24 million, will be due and payable on June 1, 2014.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of December 31, 2011, the principal balance outstanding was $25.0 million.

Operating Capital Requirements. Assuming we obtain requisite regulatory approvals, we anticipate commercializing tivozanib for advanced RCC in 2013 at the earliest. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to build commercial capabilities for and potentially commercialize tivozanib for RCC, continue to advance our clinical trial programs for tivozanib, ficlatuzumab and AV-203, develop our antibody pipeline and expand our corporate infrastructure. We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding and milestone payments that we expect to receive under our existing strategic partnership and license agreements, will allow us to fund our operating plan into the second half of 2013.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Short and long-term debt (including interest)	$31,588	$12,860	$18,728	—	—
License Agreement(1)	16,500	16,500	—	—	—
Operating lease obligations	7,930	3,306	4,383	$241	—
Other License Agreements(2)	675	575	50	25	$25

Total contractual cash obligations	$56,693	$33,241	$23,161	$266	$25

(1)

Under our license agreement with Kyowa Hakko Kirin, we are required to make certain milestone payments upon the achievement of specified regulatory milestones and pay a specified percentage of certain amounts we may receive under our collaboration agreement with Astellas. Although we believe in 2012 we may be required to make a milestone payment of $16.5 million to Kyowa Hakko Kirin in connection with our NDA submission for tivozanib with the FDA and for submission for marketing authorization with the European regulatory agencies, we have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any.

(2)

As discussed in Note 7 to our audited consolidated financial statements, we have executed license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab and other antibody product candidates. The license agreements required us to pay non-refundable license fees upon execution, and in certain cases, require milestone payments upon the achievement of defined development goals. The license agreements also require us to pay annual maintenance payments totaling a maximum of $325,000 per year. We have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any. Including amounts in the table above, these agreements include sales and development milestones of up to $22.5 million, $6.3 million and $4.2 million per product, and single digit royalties as a percentage of sales.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or the FASB, issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, or ASU 2011-05. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards, or IFRS, and improves the comparability of the fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholder’s equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

Effective January 1, 2011, we adopted ASU 2009-13, which amended ASC 605-25 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and required that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also established a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU 2009-13, ASC 605-25 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to the adoption of ASU 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. We prospectively applied the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after January 1, 2011. The adoption of ASU 2009-13 had a material impact on our financial position and results of operations for the year ended December 31, 2011 as discussed further in our footnotes to the Financial Statements.

On January 1, 2011, we adopted ASU 2010-17, which codified a method of revenue recognition that has been common practice. This guidance concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Because our revenue recognition policy for milestone payments is generally consistent with ASU 2010-17, the adoption of this standard did not have a material effect on our condensed consolidated financial position, results of operations or cash flows for the year ended December 31, 2011. This standard may impact our accounting for any milestone payments received in future periods.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2011 and December 31, 2010, we had cash and cash equivalents and marketable securities of $275.4 million and $140.2 million, respectively, consisting of money market funds, a U.S. treasury security, U.S. government agency securities, a foreign government agency security, a foreign government bond, an asset-backed security, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a new loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of December 31, 2011, we would have a decrease in future annual cash flows of approximately $206,000 over the next twelve month period.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites globally. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

ITEM 8.	Financial Statements and Supplementary Data

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AVEO Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholder’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVEO Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2011, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2012

AVEO Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except par value amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$43,506	$45,791
Marketable securities	177,622	94,407
Accounts receivable	7,210	391
Prepaid expenses and other current assets	6,057	4,864

Total current assets	234,395	145,453

Marketable securities	54,312	—
Property and equipment, net	5,471	4,532
Other assets	121	456
Restricted cash	751	607

Total assets	$295,050	$151,048

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,904	$9,247
Accrued expenses	14,289	10,121
Loans payable, net of discount	8,551	5,766
Deferred revenue	1,294	16,693
Other liabilities	1,249	—
Deferred rent	322	266

Total current liabilities	34,609	42,093

Loans payable, net of current portion and discount	15,619	17,636
Deferred revenue, net of current portion	19,684	16,509
Deferred rent, net of current portion	359	553
Other liabilities	1,238	2,487

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $.001 par value: 100,000 shares authorized at December 31, 2011 and 2010, respectively; 43,254 and 35,604 shares issued and outstanding at December 31, 2011 and 2010, respectively	43	36
Additional paid-in capital	429,531	308,268
Accumulated other comprehensive loss	(167)	(20)
Accumulated deficit	(205,866)	(236,514)

Total stockholders’ equity	223,541	71,770

Total liabilities and stockholders’ equity	$295,050	$151,048

See accompanying notes

AVEO Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Collaboration revenue	$164,849	$44,682	$20,719

Operating expenses:
Research and development	101,735	86,345	51,792
General and administrative	29,167	14,763	10,120

	130,902	101,108	61,912

Income (loss) from operations	33,947	(56,426)	(41,193)
Other income and expense:
Other income (expense), net	10	900	(333)
Interest expense	(3,836)	(3,389)	(2,811)
Interest income	527	126	144

Other expense, net	(3,299)	(2,363)	(3,000)

Net income (loss) before benefit for income taxes	30,648	(58,789)	(44,193)
Benefit for income taxes	—	—	100

Net income (loss)	$30,648	$(58,789)	$(44,093)

Basic net income (loss) per share:
Net income (loss) per share	$0.77	$(2.30)	$(27.43)

Weighted average number of common shares outstanding	39,715	25,582	1,607

Diluted net income (loss) per share:

Net income (loss) per share	$0.74	$(2.30)	$(27.43)

Weighted average number of common shares and dilutive common share equivalents outstanding	41,473	25,582	1,607

See accompanying notes

AVEO Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A—E Convertible Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
Transaction	Shares	Amount	Shares	Par Value
Balance at December 31, 2008	64,639	$123,720	1,587	$2	$4,924	$18	$(133,632)	$(128,688)
Issuance of Series E Convertible Preferred Stock, net of offering costs of $63	11,250	32,925	—	—	(63)	—	—	(63)
Exercise of Series A warrants	28	60	—	—	25	—	—	25
Exercise of stock options	—	—	54	—	159	—	—	159
Stock-based compensation expense related to stock options granted to employees	—	—	—	—	2,120	—	—	2,120
Stock-based compensation expense related to stock options granted to nonemployees	—	—	—	—	267	—	—	267
Change in unrealized gain/loss on investments	—	—	—	—	—	(18)	—	(18)	$(18)
Net loss	—	—	—	—	—	—	(44,093)	(44,093)	(44,093)

Comprehensive loss									$(44,111)

Balance at December 31, 2009	75,917	$156,705	1,641	$2	$7,432	$—	$(177,725)	$(170,291)
Conversion of convertible preferred stock into common stock	(75,917)	(156,705)	18,979	19	156,686	—	—	156,705
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	745	—	—	745
Exercise of stock options	—	—	448	—	1,235	—	—	1,235
Exercise of warrants	—	—	21	—	120	—	—	120
Stock-based compensation expense related to stock options granted to employees	—	—	—	—	4,089	—	—	4,089
Reversal of stock-based compensation expense related to stock options granted to nonemployees	—	—	—	—	(4)	—	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	47	—	276	—	—	276
Issuance of common stock from initial public offering (net of issuance costs of $3,135)	—	—	9,968	10	80,292	—	—	80,302
Issuance of common stock from PIPE financing (net of issuance costs of $4,129)	—	—	4,500	5	56,617	—	—	56,622
Issuance of warrants in connection with loans payable	—	—	—	—	780	—		780
Change in unrealized gain/loss on investments	—	—	—	—	—	(20)		(20)	(20)
Net loss	—	—	—	—	—	—	(58,789)	(58,789)	(58,789)

Comprehensive loss									$(58,809)
Balance at December 31, 2010	—	$—	35,604	$36	$308,268	$(20)	$(236,514)	$71,770
Exercise of stock options	—	—	565	1	2,457	—	—	2,458
Exercise of warrants	—	—	168	—	—	—	—	—
Stock-based compensation expense related to stock options and restricted share awards granted to employees	—	—	—	—	5,903	—	—	5,903
Issuance of common stock under employee stock purchase plan	—	—	58	—	779	—	—	779
Issuance of common stock from follow-on stock offering (net of issuance costs of $6,960)	—	—	6,352	6	104,202	—	—	104,208
Issuance of common stock from license agreement with Centocor (net of issuance costs of $113)	—	—	438	—	7,922	—	—	7,922
Issuance of restricted stock awards	—	—	69	—	—	—	—	—
Change in unrealized gain/loss on investments	—	—	—	—	—	(147)		(147)	(147)
Net income	—	—	—	—	—	—	30,648	30,648	30,648

Comprehensive income									$30,501

Balance at December 31, 2011	—	$—	43,254	$43	$429,531	$(167)	$(205,866)	$223,541

See accompanying notes

AVEO Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$30,648	$(58,789)	$(44,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,654	1,350	1,289
Stock-based compensation	5,903	4,085	2,387
Non-cash interest expense	788	1,434	686
Deferred rent	(138)	(176)	(141)
Loss on disposal of property and equipment	35	1	—
Remeasurement of warrants to purchase convertible preferred stock	—	(713)	333
Amortization of premium on investments	3,801	404	373
Changes in operating assets and liabilities:
Accounts receivable	(6,819)	96	1,594
Prepaid expenses and other current assets	(1,213)	(3,595)	(155)
Other noncurrent assets	335	1,490	(1,825)
Restricted cash	(144)	—	—
Accounts payable	(343)	1,756	3,636
Accrued expenses	4,168	2,732	3,981
Deferred revenue	(12,224)	(1,900)	21,962

Net cash provided by (used in) operating activities	26,451	(51,825)	(9,973)

Investing activities
Purchases of property and equipment	(2,628)	(1,686)	(1,734)
Purchases of marketable securities	(376,270)	(167,706)	(35,927)
Proceeds from maturities and sales of marketable securities	234,795	78,886	41,075

Net cash (used in) provided by investing activities	(144,103)	(90,506)	3,414

Financing activities
Proceeds from issuance of common stock, net of issuance costs	112,130	136,923	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	32,862
Proceeds from exercise of stock options and issuance of common and restricted stock	3,237	1,632	159
Proceeds from issuance of loans payable	—	7,555	—
Principal payments on loans payable	—	(3,278)	(1,986)

Net cash provided by financing activities	115,367	142,832	31,035

Net (decrease) increase in cash and cash equivalents	(2,285)	501	24,476
Cash and cash equivalents at beginning of period	45,791	45,290	20,814

Cash and cash equivalents at end of period	$43,506	$45,791	$45,290

Supplemental cash flow and noncash investing and financing activities
Issuance of warrants	$—	$900	$—
Conversion of convertible preferred stock	$—	$156,856	$—
Conversion of preferred stock warrants	$—	$745	$—
Cash paid for interest	$3,016	$2,453	$2,125
Cash paid for income taxes	$—	$—	$—

See accompanying notes

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

1.	Nature of Business and Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is designed to provide an optimal blockade of the vascular endothelial growth factor, or VEGF, pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. In January 2012, the Company announced top-line data from its global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in renal cell carcinoma (“RCC”). Based on preliminary results, the Company expects to file a New Drug Application (“NDA”) in the third quarter of 2012. The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

The Company has generated an accumulated deficit as of December 31, 2011 of approximately $205.9 million since inception, and will require substantial additional capital for research, product development and the anticipated commercialization of tivozanib. At December 31, 2011, the Company believes that its cash, cash equivalents and marketable securities totaling approximately $275.4 million are sufficient to fund its operations into the second half of 2013.

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

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition – Multiple Element Arrangements (“ASC 605-25”). In addition, effective January 1, 2011, the Company adopted ASU No. 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). Refer to “New Accounting Pronouncements” below for additional discussion of these standards and their impact on the Company’s accounting for collaborative research, development and commercialization agreements.

When evaluating multiple element arrangements, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the consideration of the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company typically uses best estimate of selling price to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes best estimate of selling price to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration between multiple deliverables.

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

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent related milestones. The Company has concluded that the clinical and development, regulatory and patent related milestones pursuant to its research and development arrangements are substantive.

Clinical and development milestones are typically payable when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone may be due upon the initiation of the phase 3 clinical trial in a new indication, the last phase of clinical development, which if the product candidate is proven to be safe and effective, may lead to ultimate marketing approval by the Food and Drug Administration (“FDA”) or other global regulatory authorities. Regulatory milestones are typically payable upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically payable when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee. For example, when a product first achieves global sales of a specified amount, or when a product first achieves annual sales of a specified amount. Patent related milestones are typically payable when a patent application is filed or issued with respect to certain intellectual property related to the applicable collaboration.

Revenues from clinical and development, regulatory and patent related milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance. Commercial milestones are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Principles of Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. All intercompany transactions have been eliminated.

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

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of ASC 730, Research and Development (“ASC 730”).

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 2011 consist of a money market fund and commercial paper. Cash equivalents at December 31, 2010 consist of a money market fund, a U.S. government agency security, and corporate debt securities, including commercial paper.

Marketable Securities

Marketable securities at December 31, 2011 consist of U.S. government agency securities, a foreign government bond, an asset-backed security, and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2010 consist of U.S. government agency securities, a U.S treasury, a foreign government agency security, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the years ended December 31, 2011 and 2009. The Company sold one security in 2010 for gross proceeds of $4.5 million, and recognized a gain of $1,853.

Available-for-sale securities at December 31, 2011 and 2010 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Corporate debt securities (Due within 1 year)	$149,754	$73	$(227)	$149,600
Government agency securities (Due within 1 year)	24,750	—	(5)	24,745
Government agency securities (Due after 1 year through 2 years)	52,749	13	(3)	52,759
Foreign government bond (Due within 1 year)	3,285	—	(8)	3,277
Asset-backed security (Due after 2 years through 3 years)	1,563	—	(10)	1,553

	$232,101	$86	$(253)	$231,934

December 31, 2010:
Corporate debt securities (Due within 1 year)	$71,615	$19	$(27)	$71,607
U.S. treasury (Due within 1 year)	5,178	—	(1)	5,177
Government agency securities (Due within 1 year)	13,503	—	(6)	13,497
Foreign government agency security (Due within 1 year)	4,131	—	(5)	4,126

	$94,427	$19	$(39)	$94,407

The aggregate fair value of securities in an unrealized loss position for less than 12 months at December 31, 2011 was $114.8 million, representing twenty nine securities. There were no securities that were in an unrealized loss position for greater than 12 months at December 31, 2011. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at December 31, 2011 and 2010 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011:
Corporate debt securities (Due within 1 year)	$87,263	$(227)
Government agency securities (Due within 1 year)	18,745	(5)
Government agency security (Due after 1 year through 2 years)	3,997	(3)
Foreign government bond (Due within 1 year)	3,277	(8)
Asset-backed security (Due after 2 years through 3 years)	1,553	(10)

	$114,835	$(253)

December 31, 2010:
Corporate debt securities (Due within 1 year)	$27,536	$(27)
U.S. treasury (Due within 1 year)	5,177	(1)
Government agency securities (Due within 1 year)	13,497	(6)
Foreign government agency security (Due within 1 year)	4,126	(5)

	$50,336	$(39)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at December 31, 2011.

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

Fair Value Measurements

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable, accounts payable, and loans payable, approximate their fair values at December 31, 2011 and December 31, 2010.

The Company records cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$35,508	$3,000	$—	$38,508
Marketable securities	—	231,934	—	231,934

	$35,508	$234,934	$—	$270,442

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,767	$14,015	$—	$42,782
Marketable securities	5,177	89,230	—	94,407

	$33,944	$103,245	$—	$137,189

The Company’s Level 2 securities include corporate debt securities, which include commercial paper, as well as U.S. government agency securities, a foreign government agency security, a foreign government bond, and an asset-backed security and are valued using third-party pricing sources. These sources generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through December 31, 2011.

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation, to share-based payments. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. During the years ended December 31, 2011, 2010 and 2009, the Company recorded the following stock-based compensation expense:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Research and development	$2,504	$1,825	$1,245
General and administrative	3,399	2,260	1,142

Total stock-based compensation expense	$5,903	$4,085	$2,387

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

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”), which provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update

No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these standards is not expected to have an impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in U.S. GAAP and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholder’s equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

Effective January 1, 2011, the Company adopted ASU 2009-13, which amended ASC 605-25 to eliminate the residual method of allocation for multiple-deliverable revenue arrangements and required that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. ASU 2009-13 also established a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) estimated selling price if neither VSOE nor TPE is available.

Prior to the adoption of ASU 2009-13, ASC 605-25 required that the fair value of an undelivered item be determined by reference to VSOE or TPE. This was difficult to determine when a deliverable was not individually sold because of its unique features. Prior to the adoption of ASU 2009-13, if the fair value of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred and recognized over the delivery period of the longest deliverable or when fair value was determined for the undelivered elements. The Company prospectively applied the provisions of ASU 2009-13 to all multiple-deliverable revenue arrangements entered into or materially modified after January 1, 2011. The adoption of ASU 2009-13 had a material impact on the Company’s financial position and results of operations for the year ended December 31, 2011 as discussed in Note 4, “Collaborations and License Agreements.”

On January 1, 2011, the Company adopted ASU 2010-17, which codified a method of revenue recognition that has been common practice. This guidance concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Because the Company’s revenue recognition policy for milestone payments is generally consistent with ASU 2010-17, the adoption of this standard did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the year ended December 31, 2011. This standard may impact the Company’s accounting for any milestone payments received in future periods.

3.	Earnings (Loss) Per Common Share

The Company reports earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Preferred shares are not included in the calculation of net income (loss) per share until their conversion to common shares. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the years ended December 31, 2010 and 2009 because their effect is anti-dilutive.

Basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Basic earnings per share
Net income (loss)	$30,648	$(58,789)	$(44,093)
Income allocated to participating securities	(46)	—	—

Income (loss) available to common stockholders	30,602	(58,789)	(44,093)

Basic weighted average common shares outstanding	39,715	25,582	1,607
Basic earnings (loss) per share	$0.77	$(2.30)	$(27.43)

Diluted earnings per share
Net income (loss)	$30,648	$(58,789)	$(44,093)
Income allocated to participating securities	(45)	—	—

Income (loss) available to common stockholders	30,603	(58,789)	(44,093)
Weighted average common shares outstanding	39,715	25,582	1,607

Diluted potential common shares	1,758	—	—

Diluted weighted average common shares and potential common shares	41,473	25,582	1,607

Diluted earnings (loss) per share	$0.74	$(2.30)	$(27.43)

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Life	December 31, 2011	December 31, 2010
		(in thousands)
Laboratory equipment	5 years	$8,734	$8,075
Computer equipment and software	3 years	2,631	1,595
Office furniture	5 years	227	189
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease	4,498	4,109
Construction in process	—	444	318

		16,534	14,286
Less accumulated depreciation and amortization		(11,063)	(9,754)

Property and equipment, net		$5,471	$4,532

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $1.4 million and $1.3 million, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
Clinical expenses	$6,749	$5,676
Salaries and benefits	5,494	3,696
Accrued collaboration expenses	742	—
Professional fees	393	204
Accrued interest	256	256
Other	655	289

	$14,289	$10,121

6.	Loans Payable

On May 15, 2008, the Company entered into a $21.0 million financing agreement with Hercules Technology Growth Capital Inc., or Hercules Technology Growth, and Comerica Bank, referred to as the prior loan agreement. On May 28, 2010, the Company entered into a new loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, referred to as the new loan agreement, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million and repaid the remaining outstanding principal and interest under the prior loan agreement of $17.4 million. The Company was initially required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the new loan agreement provides that such date will be extended under certain circumstances. During 2011, the Company triggered two of two possible extensions to the date from which principal payments will be made. The Company is now required to repay the aggregate principal balance of the loan that is outstanding under the new loan agreement in 30 equal monthly installments of principal starting on January 1, 2012. The current portion of loans payable as of December 31, 2011 considers these extensions. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the new loan agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on June 1, 2014. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

The new loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of the prior loan agreement. This amount is included in current liabilities at December 31, 2011. The new loan also includes an additional deferred charge of $1.24 million due upon the maturity of the new loan which has been recorded as a loan discount and is being amortized to interest expense over the term of the new loan agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs related to the new loan agreement paid directly to the lenders, which have been offset against the loan proceeds as a loan discount. As part of the new loan agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and will amortize the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate including the fair value of the warrant, the new loan issuance costs and the deferred charge approximates 16.1%.

The new loan agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the new loan agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the new loan agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of December 31, 2011, there have been no events of default under the loan. As of December 31, 2011, the principal balance outstanding was $25.0 million.

Future minimum payments under the loans payable outstanding as of December 31, 2011 are as follows (amounts in thousands):

Years Ending December 31:
2012	12,860
2013	11,610
2014	7,118

	31,588
Less amount representing interest Less discount	(4,101 (830	) )
Less deferred charges	(2,487)
Less current portion	(8,551)

Loans payable, net of current portion	$15,619

7.	Collaboration and License Agreements

(a) Out-License Agreements

Astellas Pharma Inc. (Astellas)

On February 16, 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas will develop and commercialize tivozanib, AVEO’s product candidate currently in phase 3 clinical development, for the treatment of a broad range of cancers, including RCC and breast and colorectal cancers. Under the terms of the Astellas Agreement, AVEO and Astellas will share responsibility for continued development and commercialization of tivozanib in North America and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which AVEO acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

Assuming successful approvals of tivozanib by applicable regulatory agencies, the Company will have lead responsibility for formulating the commercialization strategy for North America under the joint commercialization plan, with each of the Company and Astellas responsible for conducting fifty percent (50%) of the sales efforts and medical affairs activities in North America. Astellas will have lead responsibility for commercialization activities in Europe under the joint commercialization plan, with each of the Company and Astellas responsible for conducting fifty percent (50%) of the medical affairs activities in the major European countries. All costs associated with each party’s conduct of development and commercialization activities (including clinical manufacturing and commercial manufacturing costs, if any) in North America and Europe, and any resulting profits or losses, will be shared equally between the parties.

Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. The Company is also eligible to receive from Astellas an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to the Company upon initiation of its next phase 3 clinical trial. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of an NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to AVEO tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

Unless terminated earlier in accordance with its terms, the Astellas Agreement expires (a) with respect to the Royalty Territory, on a country by-country basis, upon the latest to occur of: (i) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the composition of tivozanib, (ii) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the use of tivozanib, but only for so long as no generic competition exists in such country, and (iii) twelve years from first commercial sale of tivozanib in such country, and (b) with respect to North America and Europe as a whole, upon the expiration of all payment obligations between the parties related to development and commercialization of tivozanib in North America and Europe. After the second anniversary of the effective date of the Astellas Agreement, Astellas has the right to terminate the Astellas Agreement, in its entirety or solely with respect to the Royalty Territory, at any time upon 180 days prior written notice to the Company. Either party may terminate the Astellas Agreement with respect to a specified territory or country as set forth in the Astellas Agreement, if the other party fails to cure a material breach related to such territory or country, as applicable. The Company may also terminate the Astellas Agreement in its entirety upon a patent-related challenge by Astellas, its affiliates or sublicensees, if such patent-related challenge is not withdrawn within 30 days following the Company’s notice to Astellas of such termination. There are no refund provisions in the Astellas Agreement.

The Company is accounting for the joint development and commercialization activities in North America and Europe as a joint risk sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $26.7 million during the year ended December 31, 2011, and general and administrative expense by $1.2 during the year ended December 31, 2011. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions is $6.4 million at December 31, 2011.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. The Astellas Agreement includes the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). The License Deliverable is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop tivozanib in the Royalty Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the Royalty Territory Deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development of tivozanib in the Royalty Territory. The Clinical Material Deliverable includes the obligation to supply clinical material to Astellas in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the Royalty Territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

The Company allocated the up-front consideration of $125 million to the deliverables based on management’s best estimate of selling price of each deliverable using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. The Company’s best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and the Royalty Territory, the probability of successfully developing and commercializing tivozanib, the remaining development costs for tivozanib, and the estimated time to commercialization of tivozanib. The Company’s analysis included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize tivozanib in North America and Europe and the Royalty Territory, (b) the potential indications for tivozanib pursuant to the licenses, (c) the relevant territories for the respective licenses, (d) the stage of development of tivozanib by potential indication and estimated remaining development timelines and costs for each indication, (e) the development risk by indication, (f) the market size by indication, (g) the expected product life of tivozanib assuming commercialization and (h) the competitive environment. More specifically, the Company’s discounted cash flow model included an assumption that the Company and Astellas would develop and commercialize tivozanib in North America and Europe as a monotherapy for RCC, and in combination with other known anti-cancer agents for RCC, breast cancer and colorectal cancer. Approximately 70% of the value of tivozanib in the discounted cash flow model was a result of the estimated market opportunity for tivozanib as a monotherapy for RCC. The market opportunity for commercialization of tivozanib in North America and Europe was generated using a patient-based forecasting approach, with key epidemiological, market penetration, dosing, compliance, length of treatment, and pricing assumptions derived from primary and secondary market research. While the RCC monotherapy opportunity represented the majority of the market opportunity, clinical trials for tivozanib in the breast cancer and colorectal cancer indications were in earlier stages of development and therefore had more development risk and were assigned a lower probability of success relative to the RCC indication, with a longer timeline to potential cash inflows. The probability of successfully developing and commercializing tivozanib in the various indications throughout the world (other than Asia) was estimated based on standard industry averages for similar product candidates being developed for oncology indications. The remaining development costs were estimated based upon budgets and estimated costs for ongoing and planned clinical trials in all contemplated indications. The time to commercialization was based on the Company’s estimates, which projected the launch of tivozanib for RCC monotherapy in 2013. The market opportunity for the Royalty Territory was estimated based upon a specified percentage of total projected European sales and costs of tivozanib. The Company believes that this method for estimating market opportunity outside of North America, Europe and Asia is common in the pharmaceuticals industry. The Company utilized a discount rate of 15% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.

The Company concluded that a change in the key assumptions used to determine best estimate of selling price for each license deliverable would not have a significant effect on the allocation of arrangement consideration.

The Company allocated up-front consideration of $120.2 million to the License Deliverable and up-front consideration of $4.8 million to the Royalty Territory Deliverable. The relative selling price of the Company’s obligation under the Clinical Material Deliverable had de minimus value.

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering that the Company and Astellas plan to develop tivozanib in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at each reporting period. The Company recorded approximately $376,000 of revenue during the year ended December 31, 2011 associated with the Royalty Territory Deliverable.

The Company believes the clinical and development and regulatory milestones that may be received under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas arrangement during the year ended December 31, 2011.

The adoption of ASU 2009-13 on January 1, 2011 materially affected the Company’s accounting for the Astellas Agreement. Prior to the adoption of ASU 2009-13, the Royalty Territory Deliverable would not have met the criteria to be considered a separate unit of accounting because neither VSOE nor TPE of fair value exists for this deliverable. Accordingly, the entire arrangement consideration of $125 million would have been deferred at the inception of the arrangement and recognized ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. If the Astellas Agreement had been accounted for prior to the adoption of ASU 2009-13, the Company would have recognized revenue of $9.8 million during the year ended December 31, 2011.

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

In connection with the Centocor License Agreement, the Company received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of the Company’s common stock at a purchase price of $17.11 per share. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million, comprised of (i) up to $40 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $165 million in substantive milestone payments upon achievement of specified regulatory milestone events in connection with specified regulatory filings, and receipt of marketing approvals, and (iii) up to $335 million in milestone payments upon the achievement of specified sales events. The Company could earn the first clinical and development milestone of $2 million under the Centocor License Agreement upon the selection of a lead antibody for entry into pre-clinical studies, with respect to the first licensed product under the agreement. The Company expects to achieve this milestone during the year ending December 31, 2012. Upon commercialization, the Company is eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a certain percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by the Company. The royalties will also be reduced by a certain percentage on a country-by-country basis upon the entry of a generic competitor.

The Centocor License Agreement will remain in effect until the expiration of all of Centocor’s royalty obligations to the Company, determined on a product-by-product and country-by-country basis. Prior to the filing of an investigational new drug application with the FDA or a similar application filed with another regulatory authority outside of the United States (“IND Submission”), Centocor has the right to terminate the Centocor License Agreement at will upon 90 days written notice to the Company. After IND Submission, Centocor may terminate the Centocor License Agreement at will upon 180 days written notice to the Company. Either party has the right to terminate the Centocor License Agreement in connection with an insolvency event involving the other party or a material breach of the Centocor License Agreement by the other party that remains uncured for a specified cure period. In the event that Centocor terminates the Centocor License Agreement at will, or if the Company terminates the Centocor License Agreement due to Centocor’s material breach or insolvency, worldwide rights to the development, manufacture, and commercialization of RON-targeted antibodies revert back to the Company. There are no refund provisions in the Centocor License Agreement.

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

The remaining activities under the Centocor License Agreement were evaluated under ASC 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. The Company determined that the Centocor License Agreement included the following deliverables:

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

The Company excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. The Company determined the estimated selling price for the RON license and the RON Index license based on management’s best estimate of selling price as the Company did not have VSOE or TPE of selling price for those deliverables. In determining its best estimate of selling price for the RON license and the RON Index license, the Company considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor License Agreement and internally developed revenue models. The Company’s best estimate of selling price for the RON license and RON Index license considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that are typical for similarly staged monoclonal antibodies and other reasonable cost assumptions in determining research and development, and sales, general and administrative costs. More specifically, the Company’s estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of the Company’s analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

With respect to the research services, the Company considered the nature of the research services to be provided (basic translational research related to a pre-clinical, antibody-based technology) and the fact that other vendors could provide the research services. As a result, the Company concluded that TPE of selling price exists for the research services deliverable. In supporting TPE of selling price, the Company considered the nature of the research services, the rates charged by vendors in the marketplace for similar services and rates charged by the Company for other non-complex, pre-clinical research services in its other license and development agreements.

As the relative selling price of the RON license and RON Index license (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011. The Company concluded that a change in the assumptions used to determine estimated selling price for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

The Company will record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services.

The Company may be entitled to receive future milestone payments totaling $540 million. The Company’s accounting policy is to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. The Company believes the clinical and development and regulatory that may be received under the Centocor License Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under this arrangement during the year ended December 31, 2011.

Under the agreement, the Company received cash payments related to upfront license fees, reimbursable payments, and equity of $16.3 million for the year ended December 31, 2011, and recorded revenue of $8.8 million for the year ended December 31, 2011.

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

In June 2010, the Company earned and received an $8.5 million milestone payment in connection with the enrollment of patients in the Company’s phase 2 clinical trial of ficlatuzumab under the agreement. Since the $8.5 million milestone payment earned in June 2010 and was considered substantive, it was included in revenue for the year ended December 31, 2010.

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company had taken title to a portion of this material as of March 31, 2011 and the remainder of this material as of June 30, 2011 and, pursuant to the provisions of ASC 730, recognized $10.2 million as research and development expense during year ended December 31, 2011, when title passed to the Company.

Under the agreement, the Company received cash payments related to upfront license fees, milestone payments, research and development funding, and equity of $19.8 million, and $10.6 million, and recorded revenue of $22.5 million, and $10.9 million, for the years ended December 31, 2010 and 2009, respectively. The Company did not receive and cash or record any revenue under the agreement during the year ended December 31, 2011. As a result of adjusting the period of substantial involvement to reflect the termination of the agreement effective on December 27, 2010, the Company recognized revenue of $1.9 million for the year ended December 31, 2010 that would have been recognized in future periods had Merck not terminated the agreement.

OSI Pharmaceuticals Inc. (OSI)

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

The Company accounts for the OSI arrangement pursuant to ASC 605-25. The deliverables under the arrangement include use of the Company’s proprietary in vivo models, research and development services provided using the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery, translational research related to cancer and other diseases and a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and a Company proprietary gene index related to a specific target pathway. Since these services were provided using the Company’s proprietary technology, management concluded the arrangement should be accounted for as a single unit of accounting.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events,

(iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent related milestones. The first milestone that the Company may receive pursuant to this agreement is either a patent related milestone of $250,000 upon filing of a patent application, or a clinical and development milestone of $750,000 for commencement of GLP toxicology studies. The timing of these milestones is uncertain.

In addition, the Company is eligible to receive up to $24.0 million in biomarker related milestones. In March 2011, the Company earned $1.5 million related to achieving certain of these research milestones under the agreement. These research milestones were not considered to be substantive, therefore, the $1.5 million in payments was deferred and was recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. The next regulatory milestone the Company may receive pursuant to this agreement is $7.0 million to be achieved for the filing of the NDA with the FDA. The Company does not expect to achieve this milestone in the year ending December 31, 2012. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

The Company did not recognize any substantive milestone payments under this arrangement during the years ended December 31, 2011 or 2010.

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

Under these agreements, the Company received cash payments related to upfront license fees, milestone payments, research and development funding, and equity of $16.5 million, $17.9 million and $26.5 million, and recorded revenue of $29.6 million, $16.2 million and $9.8 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company accounts for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, world-wide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. The Company determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required the Company’s experience to advance development of the product. As such, the Company determined that the agreement should be accounted for as one unit of accounting.

Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8,175,000 as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone the Company may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the year ending December 31, 2012.

The Company recognized milestone payments under this arrangement of $5.0 million during the year ended December 31, 2011.

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

Under the agreement, the Company received cash payments related to upfront license fees, milestone payments, and equity of $5.0 million, $5.0 million and $40.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, and recorded revenue of $5.9 million and $5.8 million for the years ended December 31, 2011, and 2010, respectively.

(b) In-license Agreements

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

Under the KHK Agreement, the Company may be required to (i) make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones, (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib, and (iii) pay 30% of certain amounts the Company receives under the Astellas Agreement in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties the Company may receive from Astellas. The Company is not obligated to make any payments to KHK in respect of research and development funding or equity investments, subject to certain limitations.

In March 2010, the Company made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in the Company’s phase 3 clinical trial of tivozanib.

The Company also recorded $22.5 million of research and development expense in the year ended December 31, 2011 associated with the payment made to KHK related to the up-front license payment received under the Astellas Agreement.

Other License Agreements

The Company has entered into various cancelable license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab, AV-203 and other antibody product candidates. The Company is obligated to pay annual maintenance payments of $475,000, which are recognized as research and development expense over the maintenance period. Under one of these agreements, if the parties agree to the use of the licensed technology in development of a product, the Company will be required to make a $1.0 million license payment per product. These agreements also include development and sales-based milestones of up to $22.5 million, $6.3 million and $4.2 million per product, and single digit royalties as a percentage of sales.

Certain other research agreements require the Company to remit royalties in amounts ranging from 0.5% to 1.5% based on net sales of products utilizing the licensed technology. Total license expense incurred under these other license agreements amounted to $0.52 million, $0.40 million, and $0.44 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has not paid any royalties to date.

8.	Commitments and Contingencies

Operating Leases

The Company leases office and lab space and equipment under various operating lease agreements. Rent expense under the operating leases amounted to $2.7 million, $2.2 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In July 2004, the Company entered into a sublease agreement with Millennium Pharmaceuticals, Inc., to sublease 55,200 square feet of office and lab space located at 75 Sidney Street in Cambridge, MA. The sublease will expire on February 28, 2014. In conjunction with the signing of this lease, the Company entered into a standby letter of credit in the amount of $552,000 to expire on July 12, 2005, subject to automatic extensions for periods of one year as a security deposit on said lease. The letter of credit has been collateralized by a money market account held by the bank which issued the letter of credit and has been automatically extended through July 12, 2012. The Company has classified this money market account within restricted cash on its balance sheets at December 31, 2011 and 2010. The Company received six free months of rent under this arrangement and has recorded rent on a straight-line basis over the lease term resulting in deferred rent of approximately $547,000, and $799,000 at December 31, 2011 and 2010, respectively.

In September 2008, the Company entered into a sublease agreement with Alkermes, Inc., to sublease 7,407 square feet of office space located at 64 Sidney Street in Cambridge, MA. The sublease will expire on April 30,

2012. Additionally, in September 2011, the Company entered into a lease agreement with UP 64 Sidney, LLC, to lease the same 7,407 square feet of office space located at 64 Sidney Street in Cambridge, MA. This lease commences on the earlier of the termination of the Company’s sublease with Alkermes, Inc. on May 1, 2012 or the termination of the master lease between Alkermes, Inc. and the landlord, and will expire on February 28, 2014. In conjunction with the lease, the Company entered into a standby letter of credit in the amount of $42,590, and will expire on March 30, 2013, subject to an automatic extension period of one year related to the term of the sublease. The letter of credit has been collateralized by a money market account held by the bank which issued the letters of credit. The Company has classified these money market accounts within restricted cash on its balance sheets at December 31, 2011 and 2010. The Company received six free weeks of rent under the sublease with Alkermes and has recorded rent on a straight-line basis over the lease term resulting in deferred rent of approximately $15,700 and $20,200 at December 31, 2011 and 2010, respectively.

On February 28, 2011, the Company entered into a sublease agreement with Acceleron Pharma, Inc. to sublease 14,214 square feet of office space located at 12 Emily Street in Cambridge, MA. The sublease will expire on May 30, 2015. In conjunction with the lease, the Company entered into a standby letter of credit in the amount of $97,129 which will expire on May 31, 2012 subject to automatic extensions for periods of one year related to the term of the sublease. The letter of credit has been collateralized by a money market account held by the bank which issued the letter of credit. The Company has classified the money market account within restricted cash on its balance sheet at December 31, 2011. This sublease has scheduled increases over the period of the lease and the Company has recorded rent on a straight-line basis over the lease term resulting in deferred rent of approximately $34,100 at December 31, 2011.

On November 4, 2011, the Company entered into a lease agreement with the Massachusetts Institute of Technology, to lease an additional 11,500 square feet of office space located at 12 Emily Street in Cambridge, MA. The lease commenced on December 15, 2011 and will expire on February 28, 2014. Subject to the terms of the lease, the Company may extend the term until May 31, 2015. In conjunction with the lease, the Company entered into a standby letter of credit in the amount of $46,000 which will expire on April 29, 2013, subject to an automatic extension period of one year related to the term of the sublease. The letter of credit has been collateralized by a money market account held by the bank which issued the letter of credit. The Company has classified the money market account within restricted cash on its balance sheet at December 31, 2011. As part of this lease, the Company obtained a tenant improvement allowance in the amount of $115,000 to be used for costs incurred by the tenant for the tenant’s work. The Company used approximately $60,000 of this allowance as of December 31, 2011. The Company also received six free weeks of rent under this arrangement and has recorded rent on a straight-line basis over the lease term, as well as the portion of the tenant improvement allowance used as of December 31, 2011, resulting in deferred rent of approximately $83,713 at December 31, 2011.

Future annual minimum lease payments under all noncancelable operating leases at December 31, 2011 are as follows (amounts in thousands):

Years Ending December 31:
2012	$3,306
2013	3,339
2014	1,044
2015	241

$7,930

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

The Company accounts for income taxes under the provisions of ASC 740. For the year ended December 31, 2011, the Company did not have any federal or state income tax expense as it was able to utilize net operating loss carryforwards (NOL’s) to fully offset taxable income in all filing jurisdictions. For the tax year ended December 31, 2010, the Company did not have any federal or state tax expense given its continued net operating loss position. The Company recorded a tax benefit for the year ended December 31, 2009 in the amount of $100,056 representing a current benefit for federal income taxes related to certain refundable credits.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.3%	5.3%	6.3%
Research and development credits	(5.1)%	2.5%	2.5%
Permanent differences	2.8%	(0.3)%	(1.0)%
Other	0.3%	(3.5)%	—%
Change in valuation allowance	(37.3)%	(38.0)%	(41.6)%

Total	0.0%	0.0%	0.2%

Prior to 2011, the Company had incurred net operating losses from inception. At December 31, 2011, the Company had domestic federal and state net operating loss carryforwards of approximately $164.4 million and $112.8 million, respectively, available to reduce future taxable income, which expire at various dates. The federal net operating loss carryforwards expire beginning in 2022 through 2030 and the state loss carryforwards begin to expire in 2012 and continue through 2030. The Company also had federal and state research and development tax credit carryforwards of approximately $5.8 million and $3.1 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2022 through 2031 and the state credits begin to expire in 2014. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
NOL carryforwards	$61,854	$70,880
Research and development credits	7,892	6,321
Deferred revenue	8,240	13,042
Other temporary differences	4,704	3,898
Valuation allowance	(82,690)	(94,141)

	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on historical losses without considering the impact of any potential upturn in the Company’s business. Accordingly, future favorable adjustments to the valuation allowance may be required, if and when circumstances change. The valuation allowance decreased by $11.5 million during 2011, primarily due to utilization of net operating loss carryforwards.

As of December 31, 2011, the Company had federal and state net operating losses of approximately $3.7 million related to excess tax deductions that have been excluded from the above table. The benefit of these net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction in taxable income.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (codified within ASC 740, Income Taxes), which provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company adopted this new accounting guidance on January 1, 2009. At the adoption date of January 1, 2009, the Company had $1.2 million of unrecognized tax benefits. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Therefore, there is no effect of adopting this guidance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. As a result, all periods since inception remain subject to examination by U.S. federal and Massachusetts tax jurisdictions.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2011 and 2010:

	Year ended December 31,	Year ended December 31,
	2011	2010
	(in thousands)
Amount established upon adoption	$1,200	$1,200
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	—
Reductions of prior year tax positions	—	—

Balance as of end of year	$1,200	$1,200

Qualifying Therapeutic Discovery Project Grants

On October 29, 2010, the Company received notification from the Internal Revenue Service that it had been awarded three separate grants in the aggregate amount of $733,438 pursuant to the qualifying therapeutic discovery grant program established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010. The grants were made with respect to certain of the Company’s qualifying research and development programs. The Company received the full amount related to these grants during the fourth quarter of 2010, and this amount was recorded as other income in the statement of operations for the year ended December 31, 2010.

10.	Warrants and Common Stock

As of December 31, 2011, the Company had 100,000,000 authorized shares of common stock, $0.001 par value, of which 43,253,961 shares were issued and outstanding.

As of December 31, 2011, the Company had the following warrants outstanding:

	Number of Shares	Exercise Price	Expiration Date
Common Stock	10,000	$6.50	2013

	10,000

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

Initial Public Offering

In March 2010, the Company raised $81.0 million in gross proceeds from the sale of 9,000,000 shares of its common stock in an initial public offering at $9.00 per share. The net offering proceeds after deducting approximately $3.1 million in offering related expenses and underwriters’ discounts were approximately $72.2 million. In March 2010, the underwriters of the initial public offering exercised their option to purchase, and in April 2010, the Company closed the sale to such underwriters of an additional 968,539 shares of common stock at $9.00 per share resulting in additional net proceeds to the Company of approximately $8.1 million. All outstanding shares of the Company’s convertible preferred stock were converted into 18,979,155 shares of common stock upon the completion of the initial public offering.

Private Placement

On October 28, 2010, the Company entered into a definitive agreement with respect to the private placement of 4.5 million shares of its unregistered common stock at $13.50 per share to a group of institutional and accredited investors. The Company completed the private placement on November 3, 2010, resulting in approximately $56.6 million in net proceeds to the Company.

On May 31, 2011, the Company entered into a definitive agreement with respect to the sale of 438,340 shares of its unregistered common stock at $17.11 per share to Johnson & Johnson Development Corporation in connection with the Centocor license agreement. The Company completed the private placement on May 31, 2011, resulting in approximately $7.5 million in proceeds to the Company.

Follow-on Offering

In June 2011, the Company raised $100.6 million in gross proceeds from the sale of 5,750,000 shares of its common stock in a follow-on public offering at $17.50 per share. In June 2011, the underwriters of the public offering exercised their option to purchase an additional 602,119 shares of common stock at $17.50 per share resulting in additional gross proceeds to the Company of approximately $10.5 million. The combined net offering proceeds after deducting approximately $7.0 million in offering related expenses and underwriters’ discounts and commissions were approximately $104.2 million.

11.	Employee Stock Purchase Plan

On February 2, 2010, the Board of Directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 250,000 shares of Common Stock. The ESPP was approved by the Company’s stockholders on February 11, 2010. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The first offering period began on July 1, 2010. Pursuant to the ESPP, the Company sold a total of 57,187 shares of common stock during the year ended December 31, 2011 at purchase prices of $12.64 and $14.62, respectively, which represent 85% of the closing price of the Company’s stock on January 3, 2011 and December 30, 2011, respectively. Pursuant to the ESPP, the Company sold a total of 46,565 shares of common stock during the year ended December 31, 2010 at a purchase price of $5.92, which represents 85% of the closing price of the Company’s stock on July 1, 2010. The total stock-based compensation expense recorded as a result of the ESPP was approximately $292,000 and $99,000 during the years ended December 31, 2011 and 2010, respectively.

12.	Stock-Based Compensation

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors. The Plan provides for the grant of incentive and nonqualified stock options and restricted stock grants. The Plan also provides for the issuance of shares of common stock as determined by the Board.

On February 15, 2011, the Company’s Board of Directors adopted amendment no. 1 to the Plan that became effective upon its approval by the Board to increase the size of options granted to newly elected Board members. Also on February 15, 2011, the Company’s Board of Directors adopted amendment no. 2 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan by 3,000,000 which amendment was approved by the Company’s stockholders on June 1, 2011. Pursuant to amendment no. 2, the number of shares of the Company’s common stock reserved for issuance under the Plan is the sum of (i) 4,875,000 and (ii) the number of shares of common stock subject to awards granted under the Company’s 2002 Stock Incentive Plan which expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right, up to a maximum of 5,500,000 shares.

On April 12, 2011, the Company’s Board of Directors approved an amendment no. 3 to the Plan that became effective upon its approval by the Board, to include the following provisions:

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

The Company has reserved 5,039,003 shares of common stock under the Plan, and at December 31, 2011, the Company has 3,469,908 shares available for future issuance under the Plan. Shares issued upon exercise of options are generally issued from new shares of the Company. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2011	2010	2009
Volatility	64.37%-65.56%	63.92%-66.81%	70.35%-72.04%
Expected Term (in years)	5.50-6.25	5.50-6.25	5.50-6.25
Risk-Free Interest Rates	1.09%-2.57%	1.59%-2.92%	1.98%-3.04%
Dividend Yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Since the Company completed its initial public offering in March 2010, it has not had sufficient historical data to support a calculation of expected term and volatility. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. For 2009, 2010 and 2011 due to lack of available quarterly data, the Company elected to used the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010, and 2009 was $9.55, $7.17 and $6.48 per share, respectively.

As of December 31, 2011, there was $9.6 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “Plans”). The expense is expected to be recognized over a weighted-average period of 2.7 years. The intrinsic value of options exercised was $6.5 million, $3.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the activity of the Plans for the year ended December 31, 2011:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,605,718	$6.44
Granted	1,034,591	$15.81
Exercised	(565,339)	$4.35
Forfeited	(80,642)	$10.34

Outstanding at December 31, 2011	3,994,328	$9.08	6.86	$33,021,336

Exercisable at December 31, 2011	2,636,521	$6.41	5.80	$28,517,914

Vested or expected to vest at December 31, 2011	3,833,683	$8.83	6.76	$32,620,697

Stock Option Grants to Nonemployees

During 2008, the Company granted 50,625 shares of nonqualified common stock options to nonemployee consultants, with an average exercise price of $6.84 per share. There were no stock options granted to nonemployee consultants during 2011, 2010 or 2009. The Company valued these options using the Black-Scholes option-pricing model and recognizes expense related to these awards using the graded-vesting method. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each reporting period through the remaining vesting period. The reassessment may result in additional charges to expense in the future. Stock-based compensation expense recorded for the years ended December 31, 2011 and 2010 was not material to the financial statements. Stock-based compensation expense of approximately $266,600 was recorded during the year ended December 31, 2009 relating to nonemployee stock option awards.

Restricted Stock

In February 2011, the Company granted to certain executive officers awards of milestone-based restricted common stock. These restricted stock awards were granted with a term of 10 years (subject to continued employment with our company) and a grant price of $14.16 per share, which was the closing price of the Company’s common stock on the date of grant.

The restricted stock activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2010	—	—
Granted	69,000	$14.16
Cancelled	—	—
Expired	—	—
Vested/Released	—	—

Unvested at December 31, 2011	69,000	$14.16

As of December 31, 2011, there was $0.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the Plan. The expense is expected to be recognized over a weighted-average period of 0.6 years.

13.	Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $396,000, $304,000, and $301,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

14.	Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
	(unaudited)
Collaboration revenue	$133,614	$26,554	$3,585	$1,096
Operating expenses	47,245	31,449	26,680	25,528
Income (loss) from operations	86,369	(4,895)	(23,095)	(24,432)
Other expense, net	(1,003)	(836)	(723)	(737)
Net income (loss)	$85,366	$(5,731)	$(23,818)	$(25,169)
Net income (loss) per share—basic	$2.38	$(0.16)	$(0.55)	$(0.58)
Net income (loss) per share—diluted	$2.28	$(0.16)	$(0.55)	$(0.58)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
	(unaudited)
Collaboration revenue	$10,881	$15,622	$6,222	$11,957
Operating expenses	25,371	29,832	23,863	22,042
Loss from operations	(14,490)	(14,210)	(17,641)	(10,085)
Other income (expense), net	112	(1,279)	(967)	(229)
Net loss	$(14,378)	$(15,489)	$(18,608)	$(10,314)
Net loss per share—basic and diluted	$(2.27)	$(0.50)	$(0.60)	$(0.30)

15.	Subsequent Events

Top-Line Data

On January 2, 2012, the Company announced that its investigational drug tivozanib demonstrated superiority over Nexavar in the primary endpoint of progression-free survival (PFS) in TIVO-1, a global, randomized Phase 3 clinical trial evaluating the efficacy and safety of tivozanib compared to Nexavar in 517 patients with advanced RCC. Based on these data, the Company, together with its collaborative partner, Astellas, currently plan to submit filings seeking marketing approval for tivozanib to treat advanced RCC in the United States and Europe in 2012.

Massachusetts Life Sciences Center Grant

In February 2012, the Company was notified that it was granted a $2.3 million tax incentive associated with the Life Sciences Tax Incentive Program from the Massachusetts Life Sciences Center. This program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Department of Revenue if the Company does not meet and maintain its job creation commitments.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AVEO Pharmaceuticals, Inc.

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AVEO Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AVEO Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 of AVEO Pharmaceuticals, Inc. and our report dated March 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 30, 2012

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2012 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Management” and “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2012 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholder’s Equity (Deficit)
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

AVEO PHARMACEUTICALS, INC.

Date: March 30, 2012	By:	/S/ TUAN HA-NGOC
Tuan Ha-Ngoc President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TUAN HA-NGOC Tuan Ha-Ngoc	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/S/ DAVID B. JOHNSTON David B. Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ KENNETH M. BATE Kenneth M. Bate	Director	March 30, 2012

/S/ RONALD A. DEPINHO Ronald A. DePinho	Director	March 29, 2012

/S/ ANTHONY B. EVNIN Anthony B. Evnin	Director	March 30, 2012

/S/ NICHOLAS GALAKATOS Nicholas Galakatos	Director	March 30, 2012

/S/ RAJU KUCHERLAPATI Raju Kucherlapati	Director	March 30, 2012

/S/ HENRI TERMEER Henri Termeer	Director	March 30, 2012

/S/ KENNETH E. WEG Kenneth E. Weg	Director	March 30, 2012

/S/ ROBERT C. YOUNG Robert C. Young	Director	March 30, 2012

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	2010 Stock Incentive Plan	8-K	001-34655	06/07/2011	99.1

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan					X

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	Amended and Restated Employment Agreement, dated as of December 19, 2008, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.9

10.11	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.10

10.12	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Elan Z. Ezickson	S-1	333-163778	12/16/2009	10.11

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.13	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Jeno Gyuris	S-1	333-163778	12/16/2009	10.12

10.14	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and David B. Johnston	S-1	333-163778	12/16/2009	10.13

10.15	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and William Slichenmyer	S-1	333-163778	12/16/2009	10.14

10.16	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.17	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.18	Consulting Agreement, executed November 4, 2010 and effective as of January 1, 2010, by and between the Registrant and Ronald DePinho	10-Q	001-34655	11/05/2010	10.2

10.19	Extension Letter Amendment, dated March 30, 2011 and effective as of January 1, 2011, to the Consulting Agreement, executed November 4, 2010 and effective as of January 1, 2010, by and between the Company and Ron DePinho	10-Q	001-34655	05/12/2011	10.1

10.20	Consultation and Scientific Advisory Board Agreement, effective as of January 1, 2010, by and between the Registrant and Lynda Chin	10-K	001-34655	03/11/2011	10.19

10.21	Extension Letter Amendment, dated March 30, 2011 and effective as of January 1, 2011 to the Consulting Agreement, effective as of January 1, 2010, by and between the Company and Lynda Chin	10-Q	001-34655	05/12/2011	10.2

10.22	Consulting Agreement, effective as of January 1, 2010, by and between the Company and Raju Kucherlapti	10-Q	001-34655	05/12/2011	10.3

10.23	Extension Letter Amendment, dated October 31, 2011, to the Consulting Agreement, effective as of January 1, 2010, by and between the Company and Raju Kucherlapti					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

	Material Contracts—Financing Agreements

10.24	Loan and Security Agreement dated May 28, 2010 by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/04/2010	10.1

10.25	Amendment No. 1 to Loan and Security Agreement, dated December 21, 2011, by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.					X

	Material Contracts—Leases

10.26	Sublease, dated as of July 2004, by and between the Registrant and Millennium Pharmaceuticals, Inc.	S-1	333-163778	12/16/2009	10.19

10.27	Sublease, dated as of September 2, 2008, by and between the Registrant and Alkermes, Inc.	S-1	333-163778	12/16/2009	10.20

10.28	Sublease, dated February 28, 2011, by and between the Company and Acceleron Pharma, Inc.	10-Q	001-34655	05/12/2011	10.4

10.29	First Amendment to Sublease, dated September 1, 2011, by and between the Company and Acceleron Pharma, Inc.					X

	Material Contracts—License and Strategic Partnership Agreements

10.30†	Exclusive License Agreement, dated as of March 19, 2002, by and between the Registrant and Dana-Farber Cancer Institute, Inc., as amended on January 1, 2003 and July 22, 2003	S-1	333-163778	12/16/2009	10.21

10.31†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.32†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.33†

Amended and Restated Collaboration and License Agreement, dated as of July 16, 2009, by and between the Registrant and OSI Pharmaceuticals, Inc., as amended by the First Amendment, dated as of February 23, 2010

		S-1/A 10-Q	001-34655 001-34655	03/09/2010 08/06/2010	10.28 10.1

10.34†	Collaboration and License Agreement, dated February 16, 2011, by and among the Registrant, AVEO Pharma Limited, Astellas Pharma Inc., Astellas US LLC and Astellas Pharma Europe Limited	10-K	001-34655	03/11/2011	10.30

10.35†	Research and License Agreement, dated May 31, 2011, by and between the Company and Centocor Ortho Biotech Inc.	10-Q/A	001-34655	11/29/2011	10.1

Additional Exhibits

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.