Form 10-Q
period 2012-03-31
AVEO PHARMACEUTICALS INC
filed 2012-05-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2012: 43,571,982

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$73,065	$43,506
Marketable securities	151,262	177,622
Accounts receivable	9,489	7,210
Prepaid expenses and other current assets	3,487	6,057

Total current assets	237,303	234,395
Marketable securities	20,505	54,312
Property and equipment, net	6,032	5,471
Other assets	98	121
Restricted cash	751	751

Total assets	$264,689	$295,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,555	$8,904
Accrued expenses	14,622	14,289
Loans payable, net of discount	—	8,551
Deferred revenue	1,294	1,294
Other liabilities	1,249	1,249
Deferred rent	329	322

Total current liabilities	25,049	34,609
Loans payable, net of current portion and discount	25,800	15,619
Deferred revenue, net of current portion	19,361	19,684
Deferred rent, net of current portion	334	359
Other liabilities	1,238	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $.001 par value: 100,000 shares authorized; 43,560 and 43,254 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	44	43
Additional paid-in capital	431,915	429,531
Accumulated other comprehensive income (loss)	60	(167)
Accumulated deficit	(239,112)	(205,866)

Total stockholders’ equity	192,907	223,541

Total liabilities and stockholders’ equity	$264,689	$295,050

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Collaboration revenue	$860	$133,614
Operating expenses:
Research and development	24,776	38,017
General and administrative	8,983	9,228

	33,759	47,245
Income (loss) from operations	(32,899)	86,369
Other income and expense:
Other income (expense), net	299	(56)
Interest expense	(845)	(1,012)
Interest income	199	65

Other expense, net	(347)	(1,003)

Net income (loss)	$(33,246)	$85,366

Basic net income (loss) per share
Net income (loss) per share	$(0.77)	$2.38

Weighted average number of common shares outstanding	43,254	35,781

Diluted net income (loss) per share
Net income (loss) per share	$(0.77)	$2.28

Weighted average number of common shares and dilutive common share equivalents outstanding	43,254	37,483

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(33,246)	$85,366
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	231	40
Foreign currency translation adjustment	(4)	—

Comprehensive income (loss)	$(33,019)	$85,406

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$(33,246)	$85,366
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	546	372
Stock-based compensation	2,202	1,182
Non-cash interest expense	135	269
Amortization of premium on investments	785	668
Changes in operating assets and liabilities:
Accounts receivable	(2,279)	(7,656)
Prepaid expenses and other current assets	2,565	(9,363)
Other noncurrent assets	23	38
Restricted cash	—	(97)
Accounts payable	(1,349)	2,577
Accrued expenses	333	26,691
Deferred revenue	(323)	(7,132)
Deferred rent	(18)	(57)

Net cash (used in) provided by operating activities	(30,626)	92,858
Investing activities
Purchases of property and equipment	(1,107)	(319)
Purchases of marketable securities	(34,074)	(73,284)
Proceeds from maturities and sales of marketable securities	93,687	35,552

Net cash provided by (used in) investing activities	58,506	(38,051)
Financing activities
Proceeds from exercise of stock options and issuance of common and restricted stock	183	478
Proceeds from refinancing of loans payable	3,672	—
Principal payments on loans payable	(2,172)	—

Net cash provided by financing activities	1,683	478

Net increase in cash and cash equivalents	29,563	55,285
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Cash and cash equivalents at beginning of period	43,506	45,791

Cash and cash equivalents at end of period	$73,065	$101,076

Supplemental cash flow and noncash investing and financing
Cash paid for interest	$731	$744
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”), which does business as AVEO Oncology™, is a cancer therapeutics company committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is designed to provide an optimal blockade of the vascular endothelial growth factor (“VEGF”) pathway by inhibiting all three VEGF receptors: VEGF receptors 1, 2 and 3. In January 2012, the Company announced top-line data from its global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced renal cell carcinoma (“RCC”). Based on these results, the Company expects to file a New Drug Application (“NDA”) seeking U.S. Food and Drug Administration (“FDA”) approval to commercialize and sell tivozanib during the third quarter of 2012. The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, derived from its Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2012, and for the three months ended March 31, 2012 and 2011, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 30, 2012.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent-related milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone payment may be due to the Company upon the initiation of a phase 3 clinical trial for a new indication, which is the last phase of clinical development and could eventually contribute to marketing approval by the FDA or other global regulatory authorities. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Patent-related milestones are typically achieved when a patent application is filed or issued with respect to certain intellectual property related to the applicable collaboration.

Revenues from clinical and development, regulatory and patent-related milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, are recognized upon successful accomplishment of the milestones. The Company has concluded that the clinical and development, regulatory and patent-related milestones pursuant to its research and development arrangements are substantive. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of Accounting Standards Codification (“ASC”) 730, Research and Development (“ASC 730”).

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at March 31, 2012 consist of money market funds, commercial paper, and asset-backed commercial paper. Cash equivalents at December 31, 2011 consisted of a money market fund and commercial paper.

Marketable Securities

Marketable securities at March 31, 2012 and December 31, 2011 consist of U.S. government agency securities, a foreign government bond, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three months ended March 31, 2012 and 2011.

Available-for-sale securities at March 31, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2012:
Corporate debt securities (Due within 1 year)	$113,365	$93	$(35)	$113,423
Government agency securities (Due within 1 year)	19,251	—	—	19,251
Government agency securities (Due after 1 year through 2 years)	20,500	5	—	20,505
Foreign government bond (Due within 1 year)	3,273	—	(2)	3,271
Asset-backed securities (Due within 1 year)	15,314	4	(1)	15,317

	$171,703	$102	$(38)	$171,767

December 31, 2011:
Corporate debt securities (Due within 1 year)	$149,754	$73	$(227)	$149,600
Government agency securities (Due within 1 year)	24,750	—	(5)	24,745
Government agency securities (Due after 1 year through 2 years)	52,749	13	(3)	52,759
Foreign government bond (Due within 1 year)	3,285	—	(8)	3,277
Asset-backed security (Due after 2 years through 3 years)	1,563	—	(10)	1,553

	$232,101	$86	$(253)	$231,934

The aggregate fair value of securities in an unrealized loss position for less than 12 months at March 31, 2012 was $38.5 million, representing ten securities. There were no securities that were in an unrealized loss position for greater than 12 months at March 31, 2012. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at March 31, 2012 and December 31, 2011 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
March 31, 2012:
Corporate debt securities (Due within 1 year)	$28,204	$(35)
Foreign government bond (Due within 1 year)	3,271	(2)
Asset-backed securities (Due within 1 year)	7,056	$(1)

	$38,531	$(38)

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011:
Corporate debt securities (Due within 1 year)	$87,263	$(227)
Government agency securities (Due within 1 year)	18,745	(5)
Government agency security (Due after 1 year through 2 years)	3,997	(3)
Foreign government bond (Due within 1 year)	3,277	(8)
Asset-backed security (Due after 2 years through 3 years)	1,553	(10)

	$114,835	$(253)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at March 31, 2012.

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

Fair Value Measurements

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable, and accounts payable, approximate their fair values at March 31, 2012 and December 31, 2011.

The Company records cash equivalents, and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include U.S. government securities.

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include government agency securities, a foreign government bond, asset-backed securities, corporate bonds, including commercial paper, and asset-backed commercial paper. These assets are valued using third party pricing sources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. Liabilities utilizing Level 3 inputs include loans payable. The Company currently has no assets valued with Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$37,784	$30,742	$—	$68,526
Marketable securities	—	171,767	—	171,767

	$37,784	$202,509	$—	$240,293

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$35,508	$3,000	$—	$38,508
Marketable securities	—	231,934	—	231,934

	$35,508	$234,934	$—	$270,442

The fair value of the Company’s loans payable at March 31, 2012, computed pursuant to a discounted cash flow technique using the effective rate under the loan, is $23.2 million. The effective interest rate considers the fair value of the warrant, loan issuance costs and the deferred charge. This fair value measurement is categorized in Level 3 of the fair value hierarchy described above.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through March 31, 2012.

Basic and Diluted Income (Loss) per Common Share

The Company reports earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Preferred shares are not included in the calculation of net income (loss) per share until their conversion to common shares. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three months ended March 31, 2012 because their effect is anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Basic earnings per share
Net income (loss)	$(33,246)	$85,366
Income allocated to participating securities	—	(80)

Income (loss) available to common stockholders	(33,246)	85,286

Basic weighted average common shares outstanding	43,254	35,781
Basic earnings (loss) per share	$(0.77)	$2.38

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Diluted earnings per share
Net income (loss)	$(33,246)	$85,366
Income allocated to participating securities	—	(73)

Income (loss) available to common stockholders	(33,246)	85,293
Weighted average common shares outstanding	43,254	35,781
Diluted potential common shares	—	1,702

Diluted weighted average common shares and potential common shares	43,254	37,483
Diluted earnings (loss) per share	$(0.77)	$2.28

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based payments. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. During the three months ended March 31, 2012 and 2011, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Research and development	$949	$547
General and administrative	1,253	635

	$2,202	$1,182

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurement, to ensure that fair value has the same meaning in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholders’ equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this ASU effective January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on the Company’s results of operations, cash flows, and financial position.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amended the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, the Company had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2012 through the date the Company issued these financial statements.

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

Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. The Company is also eligible to receive from Astellas an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to the Company upon initiation of its next phase 3 clinical trial of tivozanib. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of an NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to AVEO tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

Unless terminated earlier in accordance with its terms, the Astellas Agreement expires (a) with respect to the Royalty Territory, on a country by-country basis, upon the latest to occur of: (i) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the composition of tivozanib, (ii) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the use of tivozanib, but only for so long as no generic competition exists in such country, and (iii) twelve years from first commercial sale of tivozanib in such country; and (b) with respect to North America and Europe as a whole, upon the expiration of all payment obligations between the parties related to development and commercialization of tivozanib in North America and Europe. After the second anniversary of the effective date of the Astellas Agreement, Astellas has the right to terminate the Astellas Agreement, in its entirety or solely with respect to the Royalty Territory, at any time upon 180 days prior written notice to the Company. Either party may terminate the Astellas Agreement with respect to a specified territory or country as set forth in the Astellas Agreement, if the other party fails to cure a material breach related to such territory or country, as applicable. The Company may also terminate the Astellas Agreement in its entirety upon a patent-related challenge by Astellas, its affiliates or sublicensees if such patent-related challenge is not withdrawn within 30 days following the Company’s notice to Astellas of such termination. There are no refund provisions in the Astellas Agreement.

The Company is accounting for the joint development and commercialization activities in North America and Europe as a joint risk sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $8.0 million and $6.2 million during the three months ended March 31, 2012 and 2011, respectively, and general and administrative expense by $0.6 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $8.6 million at March 31, 2012.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25, Revenue Recognition – Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Astellas Agreement includes the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). The License Deliverable is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop tivozanib in the Royalty Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the Royalty Territory Deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development of tivozanib in the Royalty Territory. The Clinical Material Deliverable includes the obligation to supply clinical material to Astellas in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the Royalty Territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering that the Company and Astellas plan to develop tivozanib in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at each reporting period. The Company recorded approximately $107,000 and $54,000 of revenue associated with the Royalty Territory Deliverable during the three months ended March 31, 2012 and 2011, respectively.

The Company believes the clinical and development and regulatory milestones that may be received under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition – Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas arrangement during the three months ended March 31, 2012 or 2011.

Centocor Ortho Biotech

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

The Company may be entitled to receive future milestone payments totaling $540 million. The Company believes the clinical and development and regulatory that may be received under the Centocor License Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under this arrangement during the three months ended March 31, 2012.

Under the agreement, the Company received cash payments related to research and development services of $690,000 for the three months ended March 31, 2012, and recorded revenue of $517,000 for the three months ended March 31, 2012.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company took title to approximately $1.1 million of this material as of March 31, 2011 and, pursuant to the provisions of ASC 730, recognized this amount as research and development expense during the three months ended March 31, 2011.

OSI Pharmaceuticals

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent related milestones. The first milestone that the Company may receive pursuant to this agreement is either a patent related milestone of $250,000 upon filing of a patent application, or a clinical and development milestone of $750,000 for commencement of GLP toxicology studies. The Company expects to achieve these milestones during the year ending December 31, 2012.

In addition, the Company is eligible to receive up to $24.0 million in biomarker related milestones. In March 2011, the Company earned $1.5 million related to achieving certain of these research milestones under the agreement. These research milestones were not considered to be substantive; therefore, the $1.5 million in payments was deferred and was recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. The next regulatory milestone the Company may receive pursuant to this agreement is $7.0 million to be achieved for the filing of the NDA with the FDA. The Company does not expect to achieve this milestone during the year ending December 31, 2012. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestones earned to date are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

The Company did not recognize any substantive milestone payments under this arrangement during the three months ended March 31, 2012 or 2011.

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

Biogen Idec International GmbH

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

Under the terms of the agreement, Biogen Idec paid the Company an upfront cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. The Company received a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone the Company may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the year ending December 31, 2012.

The Company did not recognize any milestone payments under this arrangement during the three months ended March 31, 2012 or 2011.

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

The Company also recorded $22.5 million of research and development expense during the three months ended March 31, 2011 associated with a payment made to KHK related to the up-front license payment received under the Astellas Agreement.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Clinical expenses	$8,671	$6,749
Salaries and benefits	2,687	5,494
Accrued pre-commercialization expenses	704	119
Accrued collaboration expenses	542	742
Professional fees	368	393
Accrued interest	235	256
Other	1,415	536

	$14,622	$14,289

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was initially required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the Loan Agreement provided that such date would be extended under certain circumstances. During 2011, the Company triggered two possible extensions to the date from which principal payments were to be made, and as a result, the initial date for principal repayment was extended to January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company is required to begin repaying the aggregate principal balance under the Loan Agreement was extended to March 31, 2013, at which point the Company must begin to repay such balance in 30 equal monthly installments. The Company accounted for this amendment as a loan modification in accordance with ASC 470-50, Debt – Modifications and Extinguishments. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the Loan Agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the new loan agreement, except for intellectual property.

The Loan Agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of a prior loan agreement. This amount is included in current liabilities at March 31, 2012. The loan also includes an additional deferred charge of $1.24 million due in June 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs related to the Loan Agreement paid directly to the lenders, which were offset against the loan proceeds as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrant was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate approximates 13.1%.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of March 31, 2012, there have been no events of default under the loan. As of March 31, 2012, the principal balance outstanding was $26.5 million.

Future minimum payments, including interest, under the loan as of March 31, 2012 are as follows (amounts in thousands):

Years Ending December 31:
2012 (9 months remaining)	3,622
2013	10,051
2014	13,588
2015	9,282

	36,543
Less amount representing interest Less discount	(7,556 (700	) )
Less deferred charges	(2,487)
Less current portion	—

Loans payable, net of current portion	$25,800

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the three months ended March 31, 2012 and 2011.

A summary of the status of the Company’s stock option activity at March 31, 2012 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,994,328	$9.08
Granted	769,644	$13.05
Exercised	(84,968)	$2.14
Cancelled	(29,844)	$13.89

Outstanding at March 31, 2012	4,649,160	$9.83	7.22	$16,346,469

Vested or expected to vest at March 31, 2012	4,421,094	$9.61	7.11	$16,326,157

Exercisable at March 31, 2012	2,721,911	$6.95	5.84	$15,727,370

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day of the three months ended March 31, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on

March 31, 2012. As of March 31, 2012, there was $13.3 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based awards to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. This model requires the Company to make assumptions with respect to factors such as volatility, interest rate, dividend yield and term. Since the Company completed its initial public offering in March 2010, it has not had sufficient history as a publicly traded company to support a calculation of expected term and volatility. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The Company utilized a weighted average method of using its own historical volatility data for the quarters that it has been public, along with data it obtained from its peer companies. Due to the lack of available quarterly data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

During the three months ended March 31, 2012 and 2011, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2012	2011
Volatility factor	64.73%	65.01%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.33%	2.57%
Dividend yield	—	—

The restricted stock activity for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2011	69,000	$14.16
Granted	220,756	13.18
Cancelled	—	—
Expired	—	—
Vested/Released	(34,500)	14.16

Unvested at March 31, 2012	255,256	$13.31

As of March 31, 2012, there was $2.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.3 years.

(8) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company has not recorded a federal or state income tax provision or benefit for the three months ended March 31, 2012 and 2011. Although the Company was profitable for the three months ended March 31, 2011, the Company did not have any federal or state income tax expense as it was able to utilize net operating loss carryforwards (NOLs) to fully offset taxable income in all filing jurisdictions. As such, the Company did not record an income tax provision for the three months ended March 31, 2011.

(9) Subsequent Events

On May 9, 2012, the Company entered into a Lease Agreement (the “Lease Agreement”), with BMR-650 E KENDALL B LLC (“Lessor”) pursuant to which the Company has agreed to lease approximately 126,000 square feet of property to be used for office, research and laboratory space (the “Leased Property”) located at 650 East Kendall Street, Cambridge, Massachusetts. The term of the Lease Agreement commences on the earlier of May 31, 2012 or the date that contractually-specified building modifications are complete to allow for the Company to occupy the Leased Property (the “Commencement Date”) and expires approximately twelve years and seven months from the Commencement Date. The Company has the option to extend the term for two additional five-year periods upon the Company’s written notice to the Lessor at least 12 months in advance of the extension.

The total cash obligation for the base rent over the 12 year and seven month term of the Lease Agreement is approximately $92 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the Lease Agreement. The Company will provide a security deposit in the amount of $2,862,726 to the Lessor. The Lessor has agreed to pay up to $18,909,750 for certain upgrades and repairs to be made to the Leased Property.

If the Company is considered in default under the terms of the Lease Agreement (a “Default”) and fails to cure such Default in the applicable time period prescribed under the Lease Agreement, the Lessor may terminate the Lease Agreement and the Company will be required to pay the difference between the remaining rent payments through the expiration of the Lease Agreement and any rental income from reletting the Leased Property over such time period, after deducting any expenses incurred in connection with such reletting. Circumstances which may be considered a Default under the Lease Agreement include the failure to timely pay any rent obligations and the filing by the Company of a petition for liquidation or reorganization under bankruptcy law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2012, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on March 30, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Overview

We are a cancer therapeutics company, which does business as AVEO Oncology, committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, provides us with unique insights into cancer biology and is being leveraged in the discovery and clinical development of our cancer therapeutics.

Tivozanib, our lead product candidate, the development of which is part of our 2011 partnership with Astellas Pharma Inc., or Astellas, is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors that is designed to optimize VEGF blockade while minimizing off-target toxicities. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. In January 2012, we announced top-line data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced renal cell carcinoma, or RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF- and mTOR-targeted therapy. In this trial, we measured, among other things, each patient’s progression-free survival, or PFS, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. PFS is the primary endpoint in the TIVO-1 study. In the TIVO-1 study, tivozanib demonstrated a statistically significant improvement in PFS over Nexavar with a median PFS of 11.9 months for tivozanib compared to a median PFS of 9.1 months for Nexavar in the overall study population. Tivozanib also demonstrated a statistically significant improvement in PFS with a median PFS of 12.7 months compared to a median PFS of 9.1 months for Nexavar in the pre-specified subpopulation of patients who received no prior systemic anti-cancer therapy for metastatic disease—a subpopulation that comprised approximately 70% of the total study population. In the TIVO-1 study, tivozanib demonstrated a well-tolerated safety profile consistent with the results from our tivozanib phase 2 clinical trial in patients with advanced RCC; the most commonly reported side effect was hypertension, a well established on-target and manageable effect of VEGF receptor inhibitors. The most common treatment-related side effects seen in the phase 2 clinical trial were hypertension (44.9%) and dysphonia, or hoarseness of voice (21.7%). Additionally, the incidence of other side effects in the phase 2 clinical trial that are commonly associated with other VEGF receptor inhibitors, such as diarrhea, rash, mucositis, stomatitis, fatigue, and hand-foot syndrome, was relatively low.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple phase 1 and phase 2 clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing tivozanib biomarkers in solid tumors. The BATON trials include BATON-RCC, a phase 2 exploratory biomarker study evaluating first-line treatment with tivozanib in patients with advanced RCC, which completed enrollment in early 2012. The second BATON study underway is BATON-CRC, a phase 2 clinical trial evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Additionally, we expect to initiate further clinical evaluation of tivozanib in breast cancer in 2012 as part of our BATON program.

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

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. We have completed two phase 1 clinical trials of ficlatuzumab demonstrating the ability to combine ficlatuzumab with epidermal growth factor receptor, or EGFR, inhibitors Tarceva® (erlotinib) and Iressa® (gefitinib). We recently announced preliminary data from our phase 2 study comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer, a population with a high prevalence of EGFR sensitizing mutations. Preliminary results in the intent-to-treat population showed a trend favoring the ficlatuzumab/gefitinib combination. However, study results did not reach statistical significance. Encouraging signals of activity were observed in unique subsets of patients based on EGFR mutation status and c-Met expression levels.

We have also identified a number of other promising targets for the development of novel cancer therapeutics using our Human Response Platform. We have preclinical and discovery antibody programs underway focused on targets that appear to be important drivers of tumor growth, including our third clinical candidate AV-203, which targets the ErbB3 receptor (partnered with Biogen Idec, Inc., or Biogen Idec), our monoclonal antagonist of the Recepteur d’Origine Nantais (partnered with Centocor Ortho Biotech Inc., or Centocor), as well as programs directed towards the Notch receptors and Fibroblast Growth Factor receptors.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through March 31, 2012, and have principally funded our operations through:

•	$310.8 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

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

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P;

•	$60.8 million of gross proceeds from the private placement of our unregistered common stock in November 2010; and

•	$111.2 million of gross proceeds from the sale of common stock in connection with a follow-on public offering of our common stock in June 2011.

We do not have a history of being profitable and, as of March 31, 2012, we had an accumulated deficit of $239.1 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our discovery, research, development and commercialization activities, including additional clinical development and planned commercialization of our lead product candidate, tivozanib, the continued clinical development of our phase 2 product candidate, ficlatuzumab, as well as anticipated clinical trials for AV-203. We will need additional financing to support our operating activities.

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

Under our license agreement with KHK, we may be required to

•	make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones;

•	pay tiered royalty payments on net sales we make of tivozanib in our territory ranging from the low to mid teens as a percentage of our net sales of tivozanib; and

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

We also recorded $22.5 million of research and development expense during the three months ended March 31, 2011 associated with the payment made to KHK related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011.

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

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint risk sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $8.0 million and $6.2 million during the three months ended March 31, 2012 and 2011, respectively, and general and administrative expense by $0.6 and $0.2 million during the three months ended March 31, 2012 and 2011, respectively. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $8.6 million at March 31, 2012.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $107,000 and $54,000 of revenue associated with the royalty territory deliverable during the three months ended March 31, 2012 and 2011, respectively.

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

As the relative selling price of the license related to the RON antibodies and license to the RON index (the delivered items) exceeds the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the quarter ended June 30, 2011. We concluded that a change in the assumptions used to determine estimated selling price for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

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

We did not recognize any milestone payments under this arrangement during the three months ended March 31, 2012 and 2011.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent related milestones. The first milestone we may receive pursuant to this agreement is either a patent related milestone of $250,000 upon filing of a patent application, or a clinical and development milestone of $750,000 for commencement of GLP toxicology studies. We expect to achieve these milestones during the year ending December 31, 2012.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. We took title to approximately $1.1 million of this material as of March 31, 2011 and recognized this amount as research and development expense during the three months ended March 31, 2011.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, tivozanib, and to further advance ficlatuzumab and AV-203, as well as our earlier-stage research and development projects.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Tivozanib	$11,056	$28,155
Ficlatuzumab	3,883	3,277
AV-203 program	3,458	1,096
Platform collaborations	407	776
Antibody pipeline	1,907	1,662
Other research and development	231	228
Overhead	3,834	2,823

Total research and development expenses	$24,776	$38,017

Tivozanib

In January 2012, we announced top-line data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar, an approved therapy for first-line treatment in advanced RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF-targeted therapy. We are also evaluating tivozanib in multiple phase 1 and phase 2 clinical trials including BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC which completed enrollment in early 2012, and BATON-CRC, a phase 2 clinical trial evaluating tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process. We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $8.0 million and $6.2 million in research and development cost reimbursements as a reduction in tivozanib related expenses for the three months ended March 31, 2012 and 2011, respectively. Our current estimate for future costs related to our phase 3 clinical program is approximately $23.0 million, excluding the effect of our cost sharing arrangement with Astellas. Upon entering into the license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid-teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we paid KHK 30% of the license fee received from Astellas and are required to pay certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas.

Ficlatuzumab

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We have completed a phase 1 clinical trial of ficlatuzumab and received preliminary data from a phase 2 clinical trial. We earned an $8.5 million milestone payment from Merck upon initiation of the phase 2 clinical trial in the second quarter of 2010. As of December 27, 2010, the date of termination of the collaboration agreement by Merck, we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we purchased supply of ficlatuzumab from Merck for $10.2 million to support ongoing clinical trials of ficlatuzumab. We took title to approximately $1.1 million of this material as of March 31, 2011 and, pursuant to the provisions of ASC Topic 730, recognized this amount as research and development expense during the three months ended March 31, 2011. In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab. Boehringer Ingelheim will produce ficlatuzumab for clinical trials at its biopharmaceutical site in Fremont, California. We have retained all rights to the development and commercialization of ficlatuzumab. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of the ficlatuzumab program.

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

Platform Collaborations

We perform research services for Centocor under the Centocor license agreement. Centocor funds certain research for a three-year term, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies. The related expenses are captured as a cost of the agreement with Centocor. We also performed research services for OSI Pharmaceuticals using our Human Response Platform under a collaboration and license agreement with OSI that concluded in July 2011. The related expenses, including personnel and related expenses, were captured as a cost of the agreement with OSI Pharmaceuticals. Expenses incurred under these agreements with Centocor and OSI Pharmaceuticals were fully supported by the revenue from these agreements.

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

At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of our product candidates, or the period, if any, in which material net cash inflows may commence from sales of any approved products. This is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates (except for the estimates we have made for the cost of our phase 3 clinical trial of tivozanib) or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We plan to develop additional product candidates internally which will significantly increase our research and development expenses in future periods. We will need to raise additional capital in the future in order to commercialize tivozanib and to fund the development of ficlatuzumab, AV-203 and our other product candidates.

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

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	the need to support our research and development activities, which we expect to expand as we continue the development of our product candidates;

•	we will incur expenses related to the anticipated commercial launch of tivozanib before we receive regulatory approval, if at all, including expanding our commercial infrastructure; and

•	we will likely incur increased payroll, and higher consulting, legal and accounting costs associated with the anticipated commercial launch of tivozanib.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. We recorded net income for the first time during the three months ended March 31, 2011. We utilized certain of our net operating loss carryforwards to offset taxable income, which resulted in an effective tax rate of 0% for the year ended December 31, 2011. As of March 31, 2012, we are projecting an ordinary loss for the year ended December 31, 2012, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three months ended March 31, 2012. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table summarizes the results of our operations for each of the three months ended March 31, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenue	$860	$133,614	$(132,754)	(99)%
Operating expenses:
Research and development	24,776	38,017	(13,241)	(35)%
General and administrative	8,983	9,228	(245)	(3)%

Total operating expenses	33,759	47,245	(13,486)	(29)%

Income (loss) from operations	(32,899)	86,369	(119,268)	(138)%
Other income (expense), net	299	(56)	355	(634)%
Interest expense	(845)	(1,012)	167	(17)%
Interest income	199	65	134	206%

Net income (loss)	$(33,246)	$85,366	$(118,612)	(139)%

The following table sets forth revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
Strategic Partner:
Astellas	$107	$120,254	$(120,147)	(100)%
OSI	—	13,120	(13,120)	(100)%
Centocor	517	—	517	—
Biogen Idec	216	216	—	—
Other	20	24	(4)	(17)%

	$860	$133,614	$(132,754)	(99)%

Revenue. Revenue for the three months ended March 31, 2012 was $0.9 million compared to $133.6 million for the three months ended March 31, 2011, a decrease of approximately $132.8 million or 99%. The primary driver for the decrease was revenue recognized in the first quarter of 2011 in conjunction with the upfront payment associated with our collaboration agreement with Astellas, which we entered into in the first quarter of 2011, as well as revenue recognized in the first quarter of 2011 from OSI primarily related to the exercise of its option to acquire certain rights to our technology platform. Revenue for the first quarter of 2012 related to our collaboration agreement with Centocor, which we entered into in the second quarter of 2011, and amortization of previously deferred revenue associated with our collaboration agreements with Astellas and Biogen.

Research and development. Research and development expenses for the three months ended March 31, 2012 were $24.8 million compared to $38.0 million for the three months ended March 31, 2011, a decrease of $13.2 million or 35%. The decrease is primarily attributable to a $22.5 million expense recorded in connection with our obligations to KHK related to the up-front license payment received under our collaboration agreement with Astellas during the first quarter of 2011; and an increase in the reimbursement of tivozanib development costs pursuant to our collaboration agreement with Astellas of $1.8 million. These amounts were partially offset by an increase of $3.4 million in contract manufacturing and other related costs; a $3.3 million increase in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities; an increase in clinical trials costs of $1.6 million; a $0.8 million increase in medical affairs activities; a $0.4 million increase in stock-based compensation; and a $0.4 million increase in consulting costs primarily related to the development of tivozanib.

General and administrative. General and administrative expenses for the three months ended March 31, 2012 were $9.0 million compared to $9.2 million for the three months ended March 31, 2011, a decrease of $0.2 million or 3%. The decrease is primarily the result of a $4.25 million payment to a financial advisor recorded in connection with the consummation of our collaboration agreement with Astellas during the first quarter of 2011; and an increase in the reimbursement of tivozanib pre-commercialization activities of $0.4 million. These amounts were partially offset by an increase of $2.0 million for pre-commercialization activities for tivozanib; a $1.5 million increase in salaries, benefits and hiring costs due to an overall increase in hiring; and a $0.6 million increase in stock-based compensation expense.

Other income (expense), net. Other income (expense), net for the three months ended March 31, 2012 was $299,000 compared to $(56,000) for the three months ended March 31, 2011, an increase of $355,000. The increase is primarily due to proceeds from the sale of excess supplies.

Interest expense. Interest expense for the three months ended March 31, 2012 was $0.8 million compared to $1.0 million for the three months ended March 31, 2011, a decrease of $0.2 million or 17%. The decrease in interest expense is due to a lower average loan balance outstanding during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest income. Interest income for the three months ended March 31, 2012 was $199,000 compared to $65,000 for the three months ended March 31, 2011, an increase of $134,000. The increase in interest income is primarily due to an overall higher average cash balance during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of March 31, 2012, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $60.8 million from our private placement of shares of our common stock to a group of institutional and accredited investors, $111.2 million from our follow-on offering of shares of our common stock, $169.6 million from the sale of convertible preferred stock prior to becoming a public company, and $7.5 million from the sale of common stock to Johnson & Johnson Development Corporation in connection with the Centocor license agreement. As of March 31, 2012, we had received an aggregate of $318.3 million in cash from our three agreements with Merck and our agreements with OSI Pharmaceuticals, Biogen Idec, Astellas, Centocor and Eli Lilly, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of March 31, 2012, we had cash, cash equivalents and marketable securities of approximately $244.8 million. Currently, our funds are invested in money market funds, U.S. government agency securities, a foreign government bond, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(30,626)	$92,858
Net cash provided by (used in) investing activities	58,506	(38,051)
Net cash provided by financing activities	1,683	478

	$29,563	$55,285

For the three months ended March 31, 2012 and 2011, our operating activities (used) provided cash of $(30.6) million, and $92.9 million, respectively. The cash used by operations for the three months ended March 31, 2012 was due primarily to our net loss adjusted for non-cash items, an increase in accounts receivable of $2.3 million primarily due to an increase in reimbursable development expenses due from Astellas, and an decrease in accounts payable of $1.3 million primarily due to timing of payments, offset by a $2.6 million decrease in prepaid expenses primarily due to a decrease in prepaid clinical expenses due to the expense of clinical trial material related to AV-203. The cash provided by operations for the three months ended March 31, 2011 was due primarily to our net income adjusted for non-cash items, as well as an increase in accrued expenses of $26.7 million primarily due to amounts owed to KHK and a financial advisor in connection with the consummation of the collaboration agreement with Astellas, offset by a $9.4 million increase in prepaid expenses primarily due to ficlatuzumab inventory that was paid for but not fully received as of March 31, 2011, an increase in accounts receivable of $7.7 million primarily due to the reimbursement of development expenses by Astellas, and a decrease in deferred revenue of $7.1 million related to the recognition of previously deferred revenue.

For the three months ended March 31, 2012 and 2011, our investing activities provided (used) cash of $58.5 million, and $(38.1) million, respectively. The cash provided by (used in) investing activities for the three months ended March 31, 2012 and 2011 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $1.1 million and $0.3 million, respectively.

For the three months ended March 31, 2011 and 2010, our financing activities provided $1.7 million and $0.5 million, respectively. The cash provided by financing activities for the three months ended March 31, 2012 was due to net proceeds of $3.7 million due to an increase in the principal amount of our loan with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $2.2 million, as well as proceeds from stock option exercises of $0.2 million. The cash provided by financing activities for the three months ended March 31, 2011 was due to proceeds from stock option exercises of $0.5 million.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we amended on December 21, 2011 and March 31, 2012, under which we received a loan in the aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal starting on April 1, 2013. The loan agreement requires a deferred charge of $1.25 million to be paid in May 2012 related to the termination of a prior loan agreement. This amount is included in current liabilities at March 31, 2012. The loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due on June 1, 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the loan agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the new loan agreement, except for intellectual property. As of March 31, 2012, the principal balance outstanding was $26.5 million.

Operating Capital Requirements. Assuming we obtain requisite regulatory approvals, we anticipate commencing the commercialization of tivozanib for advanced RCC in 2013 at the earliest. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to build commercial capabilities for and potentially commercialize tivozanib for advanced RCC, continue to advance our clinical trial programs for tivozanib, ficlatuzumab and AV-203, develop our antibody pipeline and expand our corporate infrastructure.

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

Contractual Obligations and Commitments

On May 9, 2012, we entered into a lease agreement with BMR-650 E KENDALL B LLC, or BMR, under which we have agreed to lease approximately 126,000 square feet of property to be used for office, research and laboratory space located at 650 East Kendall Street, Cambridge, Massachusetts, which we refer to as the leased property. The total cash obligation for the base rent over the 12 year and seven month term of the lease agreement with BMR is approximately $92 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with BMR.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents and marketable securities of $244.8 million and $275.4 million, respectively, consisting of money market funds, U.S. government agency securities, a foreign government bond, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. We currently have a loan outstanding with affiliates of Hercules Technology Growth in the aggregate principal amount of $26.5 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the new loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of March 31, 2012, we would have a decrease in future annual cash flows of approximately $263,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

We are dependent on the success of our lead drug candidate, tivozanib, for which we intend to file registration applications in the second half of 2012.

To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. We recently announced top-line data from our phase 3 registration clinical trial for tivozanib for the treatment of first-line advanced RCC, referred to as TIVO-1, and are conducting additional clinical trials in RCC and other disease indications, many of which focus on tivozanib in combination with other known anti-cancer agents. We estimate that we will submit a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, seeking marketing approval of tivozanib for the treatment of advanced RCC in the third quarter of 2012, and that our partner, Astellas, will submit a Marketing Authorization Application, or MAA, with European Medicines Agency, or EMA, in the second half of 2012.

Our near-term prospects, including our ability to finance our company and to generate revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates are in earlier stages of research and development. The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•

our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory agencies, tivozanib’s safety and efficacy through current and future clinical and non-clinical trials, including without limitation, the TIVO-1 study;

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

•

the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of tivozanib and to develop, validate and maintain a commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP (current good manufacturing practices);

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

We recently reported top-line data from our phase 3 clinical trial in which tivozanib demonstrated superiority over Nexavar in the primary endpoint of progression-free survival in patients with RCC. We estimate that we will submit an NDA with the FDA seeking marketing approval of tivozanib for the treatment of advanced RCC in the third quarter of 2012, and that our partner, Astellas, will submit an MAA with the European Medicines Agency in the second half of 2012. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival. Overall survival is a secondary endpoint in our phase 3 clinical trial. Based on our discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA; however, if the overall survival data are not positive, it may influence how the FDA and other regulatory authorities interpret other data from our phase 3 clinical trial. We did not gather data on overall survival in our phase 2 clinical trial of tivozanib and data on overall survival from the TIVO-1 study is not yet available.

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

Tivozanib, ficlatuzumab and any other product candidate we seek to develop will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and that our production process yields a consistent and stable product. This process can take many years to complete, requiring the expenditure of substantial resources with highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. There can be no assurance that we will demonstrate the required safety and efficacy to advance our research and development programs and/or obtain regulatory approvals for any of our product candidates. If tivozanib, ficlatuzumab or any other product candidate is not shown to be safe and effective in humans through clinical trials, we and/or our strategic partners will not be able to obtain regulatory approval for such product candidate, and the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend or terminate those clinical trials. The completion of clinical trials for product candidates may be delayed, suspended or terminated for many reasons, including:

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

•

poor effectiveness of our product candidates during clinical trials, including without limitation, a failure to meet study objectives or obtain the requisite level of statistical significance imposed by the FDA or other regulatory agencies;

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

Risks Related to Our Financial Position and Capital Requirements

We anticipate that we will continue to incur significant operating costs for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $33.2 million during the three months ended March 31, 2012. As of March 31, 2012, we had an accumulated deficit of $239.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab.

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

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “—If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 51.

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

At March 31, 2012, we had $244.8 million of cash, cash equivalents and marketable securities consisting of U.S. government agency securities, a foreign government bond, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.

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

Because we have a limited experience in developing and commercializing pharmaceutical products, there is a limited amount of information about us upon which you can evaluate our business and prospects.

We have limited experience in developing and commercializing pharmaceutical products and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute our business plan, we will need to successfully:

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and anticipated commercial activities. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

To our knowledge, as of March 31, 2012, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 39% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2012. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 5.	Other Information.

On May 9, 2012, we entered into a lease agreement with BMR-650 E KENDALL B LLC, or BMR, under which we have agreed to lease approximately 126,000 square feet of property to be used for office, research and laboratory space located at 650 East Kendall Street, Cambridge, Massachusetts, which we refer to as the leased property. We intend to move all of our operations currently conducted in several sites and headquartered at 75 Sidney Street, Cambridge, Massachusetts to the leased property.

The term of the lease agreement with BMR commences on the earlier of May 31, 2012 or the date that contractually-specified building modifications are complete to allow us to occupy the leased property and expires approximately twelve years and seven months from this date. We have the option to extend the term for two additional five-year periods upon our written notice to BMR at least 12 months in advance of the extension.

The total cash obligation for the base rent over the 12 year and seven month term of the lease agreement with BMR is approximately $92 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with BMR. We will provide a security deposit in the amount of $2,862,726 to BMR. BMR has agreed to pay up to $18,909,750 for certain upgrades and improvements to be made to the leased property.

If we are considered in default under the terms of the lease agreement with BMR and fail to cure such default in the applicable time period prescribed under the lease agreement with BMR, BMR may terminate the lease agreement and we will be required to pay the difference between the remaining rent payments through the expiration of the lease agreement with BMR and any rental income from reletting the leased property over such time period, after deducting any expenses incurred in connection with such reletting. Circumstances which may be considered a default under the lease agreement with BMR include the failure to timely pay any rent obligations and our filing of a petition for liquidation or reorganization under bankruptcy law.

The foregoing is a summary of the lease agreement with BMR and is qualified in its entirety by reference to the lease agreement, a copy of which is attached hereto as Exhibit 10.3.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 9, 2012	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH					X

10.2	Amendment No. 2 to Loan and Security Agreement, dated March 31, 2012, by and among the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	04/04/2012	10.1

10.3	Lease, dated as of May 9, 2012, by and between BMR-650 E. Kendall B LLC and AVEO Pharmaceuticals, Inc.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith
†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.