Form 10-Q
period 2012-06-30
AVEO PHARMACEUTICALS INC
filed 2012-08-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2012: 43,673,569

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$85,789	$43,506
Marketable securities	130,105	177,622
Accounts receivable	9,182	7,210
Prepaid expenses and other current assets	5,208	6,057

Total current assets	230,284	234,395
Marketable securities	—	54,312
Property and equipment, net	6,626	5,471
Other assets	356	121
Restricted cash	3,600	751

Total assets	$240,866	$295,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,276	$8,904
Accrued expenses	21,259	14,289
Loans payable, net of discount	1,946	8,551
Deferred revenue	1,294	1,294
Other liabilities	—	1,249
Deferred rent	356	322

Total current liabilities	29,131	34,609
Loans payable, net of current portion and discount	23,933	15,619
Deferred revenue, net of current portion	19,037	19,684
Deferred rent, net of current portion	1,695	359
Other liabilities	1,238	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 43,642 and 43,254 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	44	43
Additional paid-in capital	434,437	429,531
Accumulated other comprehensive income (loss)	9	(167)
Accumulated deficit	(268,658)	(205,866)

Total stockholders’ equity	165,832	223,541

Total liabilities and stockholders’ equity	$240,866	$295,050

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Collaboration revenue	$1,877	$26,554	$2,737	$160,168

Operating expenses:
Research and development	21,450	25,078	46,226	63,095
General and administrative	9,186	6,371	18,169	15,599

	30,636	31,449	64,395	78,694

Income (loss) from operations	(28,759)	(4,895)	(61,658)	81,474

Other income and expense:
Other income (expense), net	(66)	11	233	(45)
Interest expense	(880)	(946)	(1,725)	(1,958)
Interest income	159	99	358	164

Other (expense) income, net	(787)	(836)	(1,134)	(1,839)

Net income (loss)	$(29,546)	$(5,731)	$(62,792)	$79,635

Basic net income (loss) per share
Net income (loss)	$(0.68)	$(0.16)	$(1.45)	$2.19

Weighted average number of common shares outstanding	43,322	36,849	43,288	36,318

Diluted net income (loss) per share
Net income (loss)	$(0.68)	$(0.16)	$(1.45)	$2.09

Weighted average number of common shares and dilutive common share equivalents outstanding	43,322	36,849	43,288	38,120

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(29,546)	$(5,731)	$(62,792)	$79,635
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(58)	44	173	84
Foreign currency translation adjustment	7	—	3	—

Comprehensive income (loss)	$(29,597)	$(5,687)	$(62,616)	$79,719

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$(62,792)	$79,635
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,146	765
Loss on disposal of fixed assets	43	—
Stock-based compensation	4,062	2,593
Non-cash interest expense	217	462
Amortization of premium on investments	1,430	1,633
Changes in operating assets and liabilities:
Accounts receivable	(1,972)	(28,379)
Prepaid expenses and other current assets	841	(4,441)
Other noncurrent assets	(235)	226
Restricted cash	(2,849)	(98)
Accounts payable	(4,628)	3,691
Accrued expenses	6,970	156
Deferred revenue	(647)	(10,641)
Other liabilities	(1,249)	—
Deferred rent	1,370	(105)

Net cash (used in) provided by operating activities	(58,293)	45,497
Investing activities
Purchases of property and equipment	(2,344)	(1,241)
Purchases of marketable securities	(77,419)	(200,749)
Proceeds from maturities and sales of marketable securities	177,991	77,836

Net cash provided by (used in) investing activities	98,228	(124,154)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	112,165
Proceeds from exercise of stock options and issuance of common and restricted stock	845	1,714
Proceeds from refinancing of loans payable	3,672	—
Principal payments on loans payable	(2,172)	—

Net cash provided by financing activities	2,345	113,879

Net increase in cash and cash equivalents	42,280	35,222
Effect of exchange rate changes on cash and cash equivalents	3	—
Cash and cash equivalents at beginning of period	43,506	45,791

Cash and cash equivalents at end of period	$85,789	$81,013

Supplemental cash flow and noncash investing and financing
Cash paid for interest	$1,501	$1,504
Cash paid for income taxes	$—	$—

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

Tivozanib, the Company’s lead product candidate currently in phase 3 clinical development, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor (“VEGF”) receptors that is designed to optimize VEGF blockade while minimizing off-target toxicities. In May 2012, the Company announced detailed data from its global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced renal cell carcinoma (“RCC”). Based on these results, the Company expects to submit a New Drug Application (“NDA”) during the second half of 2012 seeking U.S. Food and Drug Administration (“FDA”) approval to commercialize and sell tivozanib.

The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, and AV-203, a monoclonal antibody that targets the ErbB3 receptor, which the Company has partnered with Biogen Idec, Inc. Both ficlatuzumab and AV-203 were derived from the Company’s Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these condensed consolidated financial statements, the terms “AVEO,” “we,” “us,” and “our” refer to the business of AVEO Pharmaceuticals, Inc. and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 30, 2012.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2012 consist of a money market fund, municipal bonds, and asset-backed commercial paper. Cash equivalents at December 31, 2011 consisted of a money market fund and commercial paper.

Marketable Securities

Marketable securities at June 30, 2012 consist of asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2011 consisted of U.S. government agency securities, a foreign government bond, an asset-backed security, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. The Company sold one security during the three months ended June 30, 2012 for gross proceeds of $2.7 million, and recognized a gain of $241. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2011.

Available-for-sale securities at June 30, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012:
Corporate debt securities (Due within 1 year)	$101,523	$24	$(26)	$101,521
Asset-backed securities (Due within 1 year)	20,330	6	—	20,336
Asset-backed commercial paper (Due within 1 year)	8,246	2	—	8,248

	$130,099	$32	$(26)	$130,105

December 31, 2011:
Corporate debt securities (Due within 1 year)	$149,754	$73	$(227)	$149,600
Government agency securities (Due within 1 year)	24,750	—	(5)	24,745
Government agency securities (Due after 1 year through 2 years)	52,749	13	(3)	52,759
Foreign government bond (Due within 1 year)	3,285	—	(8)	3,277
Asset-backed security (Due after 2 years through 3 years)	1,563	—	(10)	1,553

	$232,101	$86	$(253)	$231,934

The aggregate fair value of securities in an unrealized loss position for less than 12 months at June 30, 2012 was $69.0 million, representing nineteen securities. There were no securities that were in an unrealized loss position for greater than 12 months at June 30, 2012. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at June 30, 2012 and December 31, 2011 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
June 30, 2012:
Corporate debt securities (Due within 1 year)	$59,958	$(26)
Asset-backed securities (Due within 1 year)	9,015	—

	$68,973	$(26)

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011:
Corporate debt securities (Due within 1 year)	$87,263	$(227)
Government agency securities (Due within 1 year)	18,745	(5)
Government agency security (Due after 1 year through 2 years)	3,997	(3)
Foreign government bond (Due within 1 year)	3,277	(8)
Asset-backed security (Due after 2 years through 3 years)	1,553	(10)

	$114,835	$(253)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at June 30, 2012.

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

Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets utilizing Level 1 inputs include U.S. government securities.

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include government agency securities, a foreign government bond, asset-backed securities, corporate bonds, including commercial paper, and asset-backed commercial paper. These assets are valued using third-party pricing sources which generally use interest rates and yield curves observable at commonly quoted intervals of similar assets as observable inputs for pricing.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities recorded at fair value that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$55,673	$26,598	$—	$82,271
Marketable securities	—	130,105	—	130,105

	$55,673	$156,703	$—	$212,376

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$35,508	$3,000	$—	$38,508
Marketable securities	—	231,934	—	231,934

	$35,508	$234,934	$—	$270,442

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable and accounts payable, approximate their fair values at June 30, 2012 and December 31, 2011.

The fair value of the Company’s loans payable at June 30, 2012, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $25.9 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. This fair value measurement utilizes inputs that are categorized in Level 3 of the fair value hierarchy described above.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through June 30, 2012.

Basic and Diluted Income (Loss) per Common Share

The Company reports earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three and six months ended June 30, 2012 and the three months ended June 30, 2011 because their effect is anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Basic earnings per share
Net income (loss)	$(29,546)	$(5,731)	$(62,792)	$79,635
Income allocated to participating securities	—	—	—	(113)

Income (loss) available to common stockholders	(29,546)	(5,731)	(62,792)	79,522

Basic weighted average common shares outstanding	43,322	36,849	43,288	36,318
Basic earnings (loss) per share	$(0.68)	$(0.16)	$(1.45)	$2.19

Diluted earnings per share
Net income (loss)	$(29,546)	$(5,731)	$(62,792)	$79,635
Income allocated to participating securities	—	—	—	(103)

Income (loss) available to common stockholders	(29,546)	(5,731)	(62,792)	79,532
Weighted average common shares outstanding	43,322	36,849	43,288	36,318
Dilutive potential common shares	—	—	—	1,802

Diluted weighted average common shares and potential common shares	43,322	36,849	43,288	38,120
Diluted earnings (loss) per share	$(0.68)	$(0.16)	$(1.45)	$2.09

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based payments. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. During the three and six months ended June 30, 2012 and 2011, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Research and development	$880	$583	$1,829	$1,130
General and administrative	980	828	2,233	1,463

	$1,860	$1,411	$4,062	$2,593

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, to ensure that fair value has the same meaning in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) and improves the comparability of the fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU 2011-04 applies to all entities that measure assets, liabilities or instruments classified in shareholders’ equity at fair value, or provide fair value disclosures for items not recorded at fair value. ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, ASU 2011-04 will not result in a change in the application of the requirements in ASC 820. Some of the requirements in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement requirements. Other requirements change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company adopted this ASU effective January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on the Company’s results of operations, cash flows, and financial position.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2012 through the date the Company issued these financial statements.

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

Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. The Company is also eligible to receive from Astellas an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to the Company upon initiation of its next phase 3 clinical trial of tivozanib in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of an NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to AVEO tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

Unless terminated earlier in accordance with its terms, the Astellas Agreement expires (a) with respect to the Royalty Territory, on a country-by-country basis, upon the latest to occur of: (i) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the composition of tivozanib, (ii) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the use of tivozanib, but only for so long as no generic competition exists in such country, and (iii) twelve years from first commercial sale of tivozanib in such country; and (b) with respect to North America and Europe as a whole, upon the expiration of all payment obligations between the parties related to development and commercialization of tivozanib in North America and Europe. After the second anniversary of the effective date of the Astellas Agreement, Astellas has the right to terminate the Astellas Agreement, in its entirety or solely with respect to the Royalty Territory, at any time upon 180 days prior written notice to the Company. Either party may terminate the Astellas Agreement with respect to a specified territory or country as set forth in the Astellas Agreement, if the other party fails to cure a material breach related to such territory or country, as applicable. The Company may also terminate the Astellas Agreement in its entirety upon a patent-related challenge by Astellas, its affiliates or sublicensees if such patent-related challenge is not withdrawn within 30 days following the Company’s notice to Astellas of such termination. There are no refund provisions in the Astellas Agreement.

The Company is accounting for the joint development and commercialization activities in North America and Europe as a joint risk sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $7.4 million and $6.1 million during the three months ended June 30, 2012 and 2011, respectively, and by $15.3 million and $12.3 million during the six months ended June 30, 2012 and 2011, respectively. The Company also reduced general and administrative expense by $0.9 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively, and by $1.5 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $8.3 million at June 30, 2012.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25, Revenue Recognition – Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Astellas Agreement includes the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). The License Deliverable is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the Royalty Territory Deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development and commercialization of tivozanib in the Royalty Territory. The Clinical Material Deliverable includes the obligation to supply clinical material to Astellas in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the Royalty Territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering that the Company and Astellas plan to develop tivozanib in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at each reporting period. The Company recorded approximately $107,000 of revenue associated with the Royalty Territory Deliverable during each of the three months ended June 30, 2012 and 2011, and approximately $214,000 and $161,000 of revenue associated with the Royalty Territory Deliverable during the six months ended June 30, 2012 and 2011, respectively.

The Company believes the clinical and development and regulatory milestones that may be received under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition – Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas Agreement during the six months ended June 30, 2012 or 2011.

Centocor Ortho Biotech

In May 2011, the Company entered into an exclusive license agreement (the “Centocor License Agreement”) with Centocor Ortho Biotech Inc. (“Centocor”), for the worldwide development and commercialization of the Company’s internally-discovered antibodies targeting the RON receptor (Recepteur d’Origine Nantais), including the grant to Centocor of an exclusive, worldwide license to the Company’s proprietary RON-driven tumor models. The Company also granted Centocor a non-exclusive, non-sublicensable, worldwide license to the Company’s proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies (the “RON index”). Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by the Company, including translational research studies using the Company’s proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON-targeted antibodies.

In connection with the Centocor License Agreement, the Company received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of the Company’s common stock at a purchase price of $17.11 per share. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million, comprised of (i) up to $40 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $165 million in substantive milestone payments upon achievement of specified regulatory milestone events in connection with specified regulatory filings, and receipt of marketing approvals, and (iii) up to $335 million in milestone payments upon the achievement of specified sales events. The Company could achieve the first clinical and development milestone of $2 million under the Centocor License Agreement upon the selection of a lead antibody for entry into pre-clinical studies, with respect to the first licensed product under the agreement. The Company does not expect to achieve this milestone during the year ending December 31, 2012. Upon commercialization, the Company is eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a certain percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by the Company. The royalties will also be reduced by a certain percentage on a country-by-country basis upon the entry of a generic competitor.

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

The remaining activities under the Centocor License Agreement were evaluated under ASC 605-25 (as amended by ASU 2009-13) to determine if they represented a multiple element revenue arrangement. The Company determined that the Centocor License Agreement included the following deliverables:

•	an exclusive, sublicensable commercialization and development license related to RON antibodies (the “RON license”);

•	a non-exclusive license to use the Company’s RON index (the “RON Index license”); and

•	the Company’s obligation to provide research services.

The Company determined that each deliverable had stand-alone value upon delivery and therefore represents a separate unit of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Centocor.

The Company excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. The Company determined the estimated selling price for the RON license and the RON Index license based on management’s best estimate of selling price as the Company did not have VSOE or TPE of selling price for those deliverables. In determining its best estimate of selling price for the RON license and the RON Index license, the Company considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor License Agreement and internally developed revenue models. The Company’s best estimate of selling price for the RON license and RON Index license considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that the Company believes are typical for similarly staged monoclonal antibodies and what it believed to be reasonable cost assumptions in determining research and development, and sales, general and administrative costs. More specifically, the Company believes that its estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of the Company’s analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

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

The Company may be entitled to receive future milestone payments totaling $540 million. The Company believes the clinical and development and regulatory milestones that may be achieved under the Centocor License Agreement are consistent with the definition of a milestone included in ASU 2010-17 and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under this arrangement during the three and six months ended June 30, 2012.

Under the agreement, the Company received cash payments related to research and development services of $0.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively, and recorded revenue of $0.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively. The Company received cash payments related to up-front license fees, reimbursable payments, and the purchase of equity of $15.0 million for the three and six months ended June 30, 2011, and recorded revenue of $7.2 million for the three and six months ended June 30, 2011.

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

Under the agreement, Merck paid the Company an up-front payment of $7.5 million in May 2007, which was being amortized over the Company’s period of substantial involvement, which was initially estimated to be through completion of the first phase 2 proof-of-concept trial for ficlatuzumab (which was expected to be the first half of 2012), but was adjusted to reflect the termination of the agreement effective on December 27, 2010. In addition, Merck purchased 4,000,000 shares of the Company’s series D convertible preferred stock, at a per share price of $2.50, resulting in gross proceeds to the Company of $10.0 million. The amount paid for the series D convertible preferred stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. In connection with the initial public offering consummated by the Company in March 2010, and the related 1:4 reverse stock split of the Company’s common stock, each four shares of outstanding series D convertible preferred stock were converted into one share of common stock.

In June 2010, the Company earned and received an $8.5 million milestone payment in connection with the enrollment of patients in the Company’s phase 2 clinical trial of ficlatuzumab under the agreement. Since the $8.5 million milestone payment earned in June 2010 was considered substantive, it was included in revenue for the year ended December 31, 2010.

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company took title to approximately $1.1 million of this material as of March 31, 2011 and, pursuant to the provisions of ASC 730, recognized this amount as research and development expense during the three months ended March 31, 2011. The Company took title to the remaining $9.1 million of this material and recognized this amount as research and development expense during the three months ended June 30, 2011.

OSI Pharmaceuticals

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI, which provided for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. In July 2009, the Company and OSI expanded the strategic partnership, and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and the Company’s proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent-related milestones. In addition, the Company is eligible to receive up to $24.0 million in biomarker-related milestones.

In March 2011, the Company earned $1.5 million related to achieving certain of the biomarker-related milestones under the agreement. These research milestones were not considered to be substantive; therefore, the $1.5 million in payments was deferred and was recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. In May 2012, the Company earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and the Company also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies. Since these milestones were considered substantive, they were recorded as revenue for the three and six months ended June 30, 2012.

The next milestone payment that the Company may receive pursuant to this agreement is a $2.0 million clinical and development milestone for phase 1 clinical trial dosing in the United States. The Company does not expect to achieve this milestone in the year ending December 31, 2012. The next regulatory milestone payment the Company may receive pursuant to this agreement is $7.0 million to be achieved for the filing of an NDA with the FDA. The Company does not expect to achieve this milestone in the near future. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All milestone payments earned prior to July 2011 are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

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

The Company accounts for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, worldwide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. The Company determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required the Company’s experience to advance development of the product. As such, the Company determined that the agreement should be accounted for as one unit of accounting.

Under the terms of the agreement, Biogen Idec paid the Company an up-front cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. The Company earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone that the Company may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the near future.

The Company did not recognize any milestone payments under this arrangement during the three and six months ended June 30, 2012.

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

The Company also recorded $22.5 million of research and development expense during the six months ended June 30, 2011 associated with a payment made to KHK related to the up-front license payment received under the Astellas Agreement.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Clinical expenses	$12,986	$6,749
Salaries and benefits	3,950	5,494
Accrued pre-commercialization expenses	1,197	119
Professional fees	439	393
Accrued collaboration expenses	331	742
Accrued milestone payments	300	—
Accrued interest	263	256
Other	1,793	536

	$21,259	$14,289

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was initially required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the Loan Agreement provided that such date would be extended under certain circumstances. During 2011, the Company triggered two possible extensions to the date from which principal payments were to be made and, as a result, the initial date for principal repayment was extended to January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company is required to begin repaying the aggregate principal balance was extended to March 31, 2013, at which point the Company must begin to repay such balance in 30 equal monthly installments. The Company accounted for this amendment as a loan modification in accordance with ASC 470-50, Debt – Modifications and Extinguishments.

Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the Loan Agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the Loan Agreement, except for intellectual property.

The Loan Agreement required a deferred charge of $1.25 million which was paid in May 2012 related to the termination of a prior loan agreement. The Loan Agreement also includes an additional deferred charge of $1.24 million due in June 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs paid directly to the lenders related to the Loan Agreement, which were offset against the loan proceeds as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $780,000 as equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate approximates 13.1%.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2012, there have been no events of default under the loan. As of June 30, 2012, the principal balance outstanding was $26.5 million.

Future minimum payments, including interest, under the loan as of June 30, 2012 are as follows (amounts in thousands):

Years Ending December 31:
2012 (6 months remaining)	1,603
2013	10,051
2014	13,588
2015	9,282

34,524
Less amount representing interest	(6,786)
Less discount	(621)
Less deferred charges	(1,238)
Less current portion	(1,946)

Loans payable, net of current portion and discount	$23,933

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the six months ended June 30, 2012 and 2011.

A summary of the status of the Company’s stock option activity at June 30, 2012 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,994,328	$9.08
Granted	1,034,444	$12.94
Exercised	(125,640)	$2.88
Cancelled	(96,674)	$14.35

Outstanding at June 30, 2012	4,806,458	$9.97	7.06	$15,351,548

Vested or expected to vest at June 30, 2012	4,473,707	$9.68	6.89	$15,336,932

Exercisable at June 30, 2012	2,869,728	$7.45	5.70	$14,949,288

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the six months ended June 30, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. As of June 30, 2012, there was $12.4 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.8 years.

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

During the three and six months ended June 30, 2012 and 2011, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,
	2012	2011
Volatility factor	64.30-64.94%	64.37%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	0.92%	2.13%
Dividend yield	—	—

Six Months Ended June 30,
	2012	2011
Volatility factor	64.30-64.94%	64.37-65.01%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	0.92-1.33%	2.13-2.57%
Dividend yield	—	—

The restricted stock activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2011	69,000	$14.16
Granted	220,756	13.18
Cancelled	(5,118)	13.37
Expired	—	—
Vested/Released	(34,500)	14.16

Unvested at June 30, 2012	250,138	$13.31

As of June 30, 2012, there was $1.8 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.1 years.

(8) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company has not recorded a federal or state income tax provision or benefit for the three and six months ended June 30, 2012 and 2011. Although the Company was profitable for the six months ended June 30, 2011, the Company did not have any federal or state income tax expense as it was able to utilize net operating loss carryforwards (NOLs) to fully offset taxable income in all filing jurisdictions. As such, the Company did not record an income tax provision for the six months ended June 30, 2011.

(9) 650 East Kendall Street Lease

On May 9, 2012, the Company entered into a lease agreement with BMR-650 E KENDALL B LLC (“BMR”), under which the Company has agreed to lease 126,065 square feet of space located at 650 East Kendall Street, Cambridge, Massachusetts to be used for office, research and laboratory space. The initial term of the lease agreement is approximately twelve years and seven months (the “initial term”), and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space will occur in two phases. The Company expects to begin the phase one occupancy by January 1, 2013 when the Company will move some employees to occupy approximately 20,000 square feet of office space (the “phase 1 space”). The second phase will consist of the remainder of the employees moving into the remaining space (the “phase 2 space”) and is expected to occur in November 2013. Rent payments with respect to each of the phase 1 space and the phase 2 space will commence upon occupancy of the respective spaces for the conduct of the Company’s business, but no later than (i) January 1, 2013 for the phase 1 space, and (ii) November 1, 2013 for the phase 2 space. The initial base rent expense for both the phase 1 and phase 2 space is $54.50 per rentable square foot per year, with 3% increases on each anniversary of the phase 1 rent commencement date. The total cash obligation for the initial term of the lease is approximately $92 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes. In accordance with the terms of the lease agreement, the Company maintains a letter of credit securing its obligations under the lease agreement of approximately $2.9 million.

The Company has determined that the lease should be classified as an operating lease. As the Company gained access to both the phase 1 and the phase 2 space beginning in May 2012, the Company recognized rent expense of approximately $1.2 million related to the lease during the three months ended June 30, 2012. Rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the initial term of the lease agreement.

In order to make the space usable for the Company’s operations, substantial improvements will be made to the space. These improvements will be planned, managed and carried out by the Company and the improvements are being tailored to the Company’s needs. BMR has agreed to reimburse the Company for up to approximately $18.9 million of the improvements, and the Company bears all risks associated with any cost overruns that may be incurred. As such, the Company determined it was the owner of the improvements and will account for tenant improvement reimbursements from BMR as a lease incentive. The Company will record a deferred lease incentive (included as a component of the deferred rent balance in the accompanying consolidated balance sheets) as improvements are made to the facility, and this deferred lease incentive will be amortized as an offset to rent expense over the term of the lease. The Company will amortize all improvements over the assets’ useful lives or the lease term, whichever is shorter. Amortization of leasehold improvements is included as a component of depreciation expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on March 30, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

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

Tivozanib, our lead product candidate, the development of which is part of our 2011 partnership with Astellas Pharma Inc., or Astellas, is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors that is designed to optimize VEGF blockade while minimizing off-target toxicities. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. In May 2012, we announced detailed data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced renal cell carcinoma, or RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF- and mTOR-targeted therapy. In this trial, we measured, among other things, each patient’s progression-free survival, or PFS, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. PFS is the primary endpoint in the TIVO-1 study. Secondary endpoints include safety and overall survival. Key data from the TIVO-1 study include:

•

Tivozanib demonstrated a statistically significant improvement in PFS over Nexavar with a median PFS of 11.9 months for tivozanib compared to a median PFS of 9.1 months for Nexavar in the overall study population.

•

Tivozanib also demonstrated a statistically significant improvement in PFS with a median PFS of 12.7 months compared to a median PFS of 9.1 months for Nexavar in the pre-specified subpopulation of patients who received no prior systemic anti-cancer therapy for metastatic disease—a subpopulation that comprised approximately 70% of the total study population.

•

Tivozanib demonstrated a well-tolerated safety profile as evidenced by a low rate of dose interruptions and reductions. The most commonly reported side effect for tivozanib was hypertension (44% for tivozanib vs. 34% for Nexavar), and for Nexavar was hand-foot syndrome (13% for tivozanib vs. 54% for Nexavar). Additionally, the incidence of other side effects that are commonly associated with other VEGF receptor inhibitors was relatively low, including diarrhea (22% for tivozanib vs. 32% for Nexavar), fatigue (18% for tivozanib vs. 16% for Nexavar), and neutropenia, a condition of having a lower than normal number of white blood cells (10% for tivozanib vs. 9% for Nexavar).

•

Overall survival data from the TIVO-1 study are not yet mature and the median has not been reached in either the tivozanib or the Nexavar arm of the study. Based on early, interim analysis, 81% of patients receiving Nexavar achieved one year overall survival and 77% of patients receiving tivozanib achieved one year overall survival. In the TIVO-1 study, 53% of all patients randomized to the Nexavar arm of the study went on to receive a second drug after their disease progressed, nearly all of whom received tivozanib after Nexavar. In comparison, only 17% of all patients randomized to tivozanib went on to receive a subsequent therapy.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing tivozanib biomarkers in solid tumors. The BATON trials include BATON-RCC, a phase 2 exploratory biomarker study evaluating first-line treatment with tivozanib in patients with advanced RCC, which completed enrollment in early 2012. The second BATON study underway is BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. We plan to initiate a new clinical study, TAURUS (TivozAnib Use veRsUs Sutent in advanced RCC: Patient Preference), to demonstrate patient preference of tivozanib compared to sunitinib as first-line therapy in patients with advanced RCC. Additionally, we expect to initiate further clinical evaluation of tivozanib in breast cancer in the second half of 2012 as part of our BATON program.

We expect that the results of all of our phase 1 and phase 2 trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK, in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions outside of Asia. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third-party sublicensees, including Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for continued development and commercialization of tivozanib in North America and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. We have completed two phase 1 clinical trials of ficlatuzumab demonstrating the ability to combine ficlatuzumab with epidermal growth factor receptor, or EGFR, inhibitors Tarceva® (erlotinib) and Iressa® (gefitinib). In May 2012, we announced preliminary data from our phase 2 study comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer, a population with a high prevalence of EGFR sensitizing mutations. Preliminary results in the intent-to-treat population showed a trend favoring the ficlatuzumab/gefitinib combination. However, study results did not reach statistical significance.

Our third clinical candidate, AV-203, is a monoclonal antibody that targets the ErbB3 receptor, which we have partnered with Biogen Idec, Inc. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors. A core component of the study will be the exploration of predictive biomarkers for AV-203 response identified using our Human Response Platform.

We have also identified a number of other promising targets for the development of novel cancer therapeutics using our Human Response Platform. We have preclinical and discovery antibody programs underway focused on targets that appear to be important drivers of tumor growth, including programs directed towards the Notch receptors and Fibroblast Growth Factor receptors. We also developed a discovery antibody program targeting Recepteur d’Origine Nantais, or RON, which we licensed to Centocor Ortho Biotech Inc., or Centocor in May 2011, and have recently initiated a program focusing on cancer cachexia.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through June 30, 2012, and have principally funded our operations through:

•	$320.7 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

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

We do not have a history of being profitable and, as of June 30, 2012, we had an accumulated deficit of $268.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our discovery, research, development and commercialization activities, including additional clinical development and planned commercialization of our lead product candidate, tivozanib, as well as the continued clinical development of our phase 2 product candidate, ficlatuzumab, and our phase 1 product candidate, AV-203. We will need additional financing to support our operating activities.

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

Under our license agreement with KHK, we may be required to

•	make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones;

•	pay tiered royalty payments on net sales we make of tivozanib in our territory ranging from the low to mid-teens as a percentage of our net sales of tivozanib; and

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

We also recorded $22.5 million of research and development expense during the six months ended June 30, 2011 associated with the payment made to KHK related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas will develop and commercialize tivozanib for the treatment of a broad range of cancers, including RCC, and breast and colorectal cancers. Under the terms of the collaboration agreement, we and Astellas will share responsibility for continued development and commercialization of tivozanib in the United States, Mexico and Canada, or North America, and in Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’ receipt of necessary regulatory approvals from the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

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

We are responsible for manufacturing, through our third-party manufacturer, all of Astellas’ requirements for tivozanib pursuant to a clinical supply agreement which we have entered into with Astellas, and a commercial supply agreement which the parties are currently negotiating.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. We are also eligible to receive an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to us upon initiation of our next phase 3 clinical trial in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as we have not finalized plans for our future trials. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of a New Drug Application, or NDA, for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency, or EMA, of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay KHK low to mid-teen royalties on our net sales in North America, and 30% of certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory, including up-front license fees, milestone payments and royalties.

Unless terminated earlier in accordance with its terms, the collaboration agreement with Astellas expires (a) with respect to the royalty territory, on a country-by-country basis, upon the latest to occur of: (i) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the composition of tivozanib, (ii) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the use of tivozanib, but only for so long as no generic competition exists in such country, and (iii) twelve years from first commercial sale of tivozanib in such country, and (b) with respect to North America and Europe as a whole, upon the expiration of all payment obligations between the parties related to development and commercialization of tivozanib in North America and Europe. After the second anniversary of the effective date of the collaboration agreement, Astellas has the right to terminate the collaboration agreement, in its entirety or solely with respect to the royalty territory, at any time upon 180 days prior written notice to us. Either party may terminate the collaboration agreement with respect to a specified territory or country as set forth in the collaboration agreement, if the other party fails to cure a material breach related to such territory or country, as applicable. We may also terminate the collaboration agreement in its entirety upon a patent-related challenge by Astellas, its affiliates or sublicensees, if such patent-related challenge is not withdrawn within 30 days following our notice to Astellas of such termination.

We are accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint risk-sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $7.4 million and $6.1 million during the three months ended June 30, 2012 and 2011, respectively, and by $15.3 million and $12.3 million during the six months ended June 30, 2012 and 2011, respectively. We also reduced general and administrative expense by $0.9 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively, and by $1.5 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively as a result of the cost-sharing provisions in our agreement with Astellas. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $8.3 million at June 30, 2012.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 Revenue Recognition – Multiple Element Arrangements, or ASC 605-25, to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe, a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty-bearing territory, and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty-bearing territory. The co-exclusive license in North America and Europe is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory. Our obligation to provide access to clinical and regulatory information as part of the royalty territory deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development and commercialization of tivozanib in the royalty-bearing territory. The obligation to supply clinical material to Astellas for development in the royalty-bearing territory includes supplying such clinical material in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the royalty-bearing territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocated the up-front consideration of $125 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third-party evidence for such deliverables. Our best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and in the royalty-bearing territory, the development costs and market opportunity for the expansion of tivozanib into other solid tumor types, and the time to commercialization of tivozanib for all potential oncology indications. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty-bearing territory had de minimus value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $107,000 of revenue associated with the royalty territory deliverable during each of the three months ended June 30, 2012 and 2011, and approximately $214,000 and $161,000 of revenue associated with the royalty-bearing territory deliverable during the six months ended June 30, 2012 and 2011, respectively.

Centocor Ortho Biotech

In May 2011, we entered into an exclusive license agreement with Centocor for the worldwide development and commercialization of our internally-discovered antibodies targeting the RON receptor, including the grant to Centocor of an exclusive, worldwide license to our proprietary RON-driven tumor models. We also granted Centocor a non-exclusive, non-sublicensable, worldwide license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. Centocor is responsible for all clinical development, manufacturing and commercialization activities and costs. Subject to an agreed-upon research plan and budget, Centocor will also fund certain research for a three-year term to be conducted by us, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON-targeted antibodies.

In connection with the Centocor license agreement, we received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of our common stock at a purchase price of $17.11 per share. Centocor also agreed to fund certain research and development activities. Milestone payments for the successful development and commercialization of a RON-targeted antibody, if all approvals in multiple indications and all sales milestones are achieved, could total, in the aggregate, $540 million, comprised of (i) up to $40 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $165 million in substantive milestone payments upon achievement of specified regulatory milestone events in connection with specified regulatory filings, and receipt of marketing approvals, and (iii) up to $335 million in milestone payments upon the achievement of specified sales events. We could achieve the first clinical and development milestone of $2.0 million under the Centocor license agreement upon the selection of a lead antibody for entry into pre-clinical studies, with respect to the first licensed product under the agreement. We do not expect to achieve this milestone during the year ending December 31, 2012. Upon commercialization, we are eligible to receive tiered double-digit royalty payments on Centocor’s net sales of any RON-targeted antibody, as a percentage of net sales. Centocor’s royalty obligations in a particular country begin on the date of first commercial sale of a product in that country, and end on the later of 10 years after the date of first commercial sale of the product in that country or the date of the last to expire of the issued patents covering the product in that country. All milestone payments and royalties will be reduced by a specified percentage if Centocor develops or commercializes a RON-targeted antibody which has incorporated significant, meaningful improvements made after a specified period by Centocor to the antibodies delivered by us. The royalties will also be reduced by a specified percentage on a country-by-country basis upon the entry of a generic competitor.

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

The remaining activities under the Centocor license agreement were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. We determined that the Centocor license agreement included the following deliverables:

•	an exclusive, sublicensable commercialization and development license related to RON antibodies;

•	a non-exclusive license to use our RON index; and

•	our obligation to provide research services.

We determined that each deliverable had stand-alone value upon delivery and therefore represents a separate unit of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Centocor.

We excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. We determined the estimated selling price for the license related to the RON antibodies and the license to the RON index based on management’s best estimate of selling price as we did not have vendor-specific objective evidence or third-party evidence of selling price for those deliverables. In determining our best estimate of selling price for the RON license and the RON index license, we considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor license agreement and internally developed revenue models. Our best estimate of selling price for the license related to the RON antibodies and license to the RON index considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that we believe are typical for similarly staged monoclonal antibodies and what we believed to be reasonable cost assumptions in determining research and development, and sales, general and administrative costs. More specifically, we believe that our estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of our analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

With respect to the research services, we considered the nature of the research services to be provided (basic translational research related to a pre-clinical, antibody-based technology) and the fact that other vendors could provide the research services. As a result, we concluded that third-party evidence of selling price exists for the research services deliverable. In supporting third-party evidence of selling price, we considered the nature of the research services, the rates charged by vendors in the marketplace for similar services and rates charged by us for other non-complex, pre-clinical research services in our other license and development agreements.

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

We may be entitled to receive future milestone payments totaling $540 million. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. We believe the clinical and development and regulatory milestones that may be achieved under the Centocor license agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition – Milestone Method, or ASU 2010-17, and, accordingly, we will recognize payments related to the achievement of such milestones, if any, as revenue when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

We did not recognize any milestone payments under this arrangement during the six months ended June 30, 2012 and 2011. Under the agreement, we received cash payments related to research and development services of $0.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively, and recorded revenue of $0.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively. We received cash payments related to up-front license fees, reimbursable payments, and the purchase of equity of $15.0 million for the three and six months ended June 30, 2011, and recorded revenue of $7.2 million for the three and six months ended June 30, 2011.

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI. This strategic partnership is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. The research program portion of our strategic partnership with OSI, which concluded in June 2011, focused on the development of proprietary target-driven tumor models for use in target validation, drug screening and biomarker identification to support OSI’s drug discovery and development activities. In connection with the terms of our agreement, OSI elected to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics directed to 16 targets identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. Further, as part of our expanded strategic partnership, we granted OSI an option to receive non-exclusive perpetual rights to certain elements of our Human Response Platform, including the right to obtain certain of our tumor models and tumor archives.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $94.0 million for each target and its associated products, comprised of (i) up to $17.6 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $41.3 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) up to $35.0 million in milestone payments upon the achievement of specified sales events, and (iv) up to $250,000 in patent-related milestones. In addition, we are eligible to receive up to $24.0 million in biomarker-related milestones.

In March 2011, we earned $1.5 million related to deliverables and research milestones under the agreement. In May 2012, we earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and we also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies.

The next milestone payment that we may receive pursuant to this agreement is a $2.0 million clinical and development milestone for phase 1 clinical trial dosing. We do not expect to achieve this milestone in the year ended December 31, 2012. The next regulatory milestone payment we may receive pursuant to this agreement is $7.0 million to be achieved for the filing of an NDA with the FDA. We do not expect to achieve this milestone in the near future.

All milestone payments earned prior to July 2011, were for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines. These milestones were not considered to be substantive and at risk, therefore, the milestone payments were deferred and were recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. Upon commercialization of products which were part of the research program under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., which we collectively refer to herein as Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Under the agreement, we are responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. Within a specified time period after we complete this phase 2 clinical trial and deliver to Biogen Idec a detailed data package containing the results thereof, Biogen Idec may elect to obtain (1) a co-exclusive (with us) worldwide license, including the right to grant sublicenses, under our relevant intellectual property to develop and manufacture ErbB3 antibody products, and (2) an exclusive license, including the right to grant sublicenses, under our relevant intellectual property, to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. We retain the exclusive right to commercialize ErbB3 antibody products in the United States, Canada and Mexico.

We account for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, worldwide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than the United States, Canada and Mexico. We determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required our experience to advance development of the product. As such, we determined that the agreement should be accounted for as one unit of accounting.

Under the terms of the agreement, Biogen Idec paid us an up-front cash payment of $5.0 million in March 2009, which is being amortized over our period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $30.0 million. We determined that the price of $4.00 paid by Biogen Idec represented a premium of $1.09 per share over the fair value of the series E convertible preferred stock of $2.91 as calculated by us in our retrospective stock valuation; accordingly, we are recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

In June 2009, we earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment earned in June 2009 was related to a near-term milestone and not considered to be substantive, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010 and a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. These milestones were considered substantive and were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. We could also receive an option exercise fee of $5.0 million and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone we may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. We do not expect to achieve this milestone in the near future.

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

As of December 27, 2010, the effective date of the termination of our collaboration with Merck relating to ficlatuzumab, we became responsible for all process development and all manufacturing of ficlatuzumab for future development and commercialization. Under the agreement, Merck paid us an up-front payment of $7.5 million in May 2007, which was being amortized over our period of substantial involvement, which was initially estimated to be through completion of the first phase 2 proof-of-concept trial for ficlatuzumab (which was expected to be the first half of 2012), but was adjusted to reflect the termination of the agreement effective as of December 27, 2010. In addition, Merck purchased 4,000,000 shares of our series D convertible preferred stock, at a per share price of $2.50, resulting in gross proceeds to us of $10.0 million. The amount paid for the series D convertible preferred stock represented fair value as it was the same as the amounts paid by unrelated investors in March and April 2007. In connection with the initial public offering we consummated in March 2010, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series D convertible preferred stock were converted into one share of common stock.

In June 2010, we earned and received an $8.5 million milestone payment in connection with the enrollment of patients in our phase 2 clinical trial of ficlatuzumab under the agreement. Since the $8.5 million milestone payment earned in June 2010 was considered substantive, it was included in revenue for the year ended December 31, 2010.

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. We took title to approximately $1.1 million of this material and recognized this amount as research and development expense during the three months ended March 31, 2011. We took title to the remaining $9.1 million of this material and recognized this amount as research and development expense during the three months ended June 30, 2011.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials, as well as commercial materials prior to our anticipated launch of tivozanib;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for, and milestone payments related to, in-licensed products and technology;

•	stock-based compensation expense to employees and non-employees;

•	costs associated with outsourced development activities, regulatory approvals and medical affairs; and

•	costs associated with external research facilities.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Tivozanib	$8,124	$4,554	$19,180	$32,709
Ficlatuzumab	4,340	13,693	8,223	16,970
AV-203	1,797	1,192	5,255	2,288
Platform collaborations	407	573	814	1,349
Antibody pipeline	1,836	1,709	3,743	3,371
Other research and development	185	278	416	506
Overhead	4,761	3,079	8,595	5,902

Total research and development expenses	$21,450	$25,078	$46,226	$63,095

Tivozanib

In May 2012, we announced detailed data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar, an approved therapy, for first-line treatment in advanced RCC, which we refer to as the TIVO-1 study. The TIVO-1 study is being conducted in patients with advanced clear cell RCC who have undergone a prior nephrectomy (kidney removal) and who have not received any prior VEGF- and mTOR-targeted therapy. We are also evaluating tivozanib in multiple clinical trials including BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC which completed enrollment in early 2012, and BATON-CRC, a phase 2 clinical trial being conducted by our partner, Astellas, to evaluate tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process. We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $7.4 million and $6.1 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended June 30, 2012 and 2011, respectively, and $15.3 million and $12.3 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the six months ended June 30, 2012 and 2011, respectively. Our current estimate for future costs related to our phase 3 clinical program is approximately $15.0 million, excluding the effect of our cost sharing arrangement with Astellas. Upon entering into our license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone payment in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid-teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we paid KHK 30% of the license fee received from Astellas and are required to pay certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas.

Ficlatuzumab

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. We recorded revenue and expenses on a gross basis under this arrangement. We have completed a phase 1 clinical trial of ficlatuzumab, and in May 2012, we announced preliminary data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer.

We earned an $8.5 million milestone payment from Merck upon initiation of the phase 2 clinical trial in the second quarter of 2010. As of December 27, 2010, the date of termination of the collaboration agreement by Merck, we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we purchased supply of ficlatuzumab from Merck for $10.2 million to support ongoing clinical trials of ficlatuzumab. We took title to all of this material as of June 30, 2011 and, pursuant to the provisions of ASC 730, recognized this amount as research and development expense during the six months ended June 30, 2011. In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab. Boehringer Ingelheim will produce ficlatuzumab for clinical trials at its biopharmaceutical site in Fremont, California. We have retained all rights to the development and commercialization of ficlatuzumab. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

AV-203 and Our Anti-ErbB3 Antibody Program

Through our anti-ErbB3 antibody program, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including in breast, prostate and pancreatic cancers. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned an additional $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study. During 2011, we commenced manufacturing of AV-203 for our phase 1 clinical trial. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program, including AV-203.

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

Antibody Pipeline

The expenses related to our antibody pipeline may continue to increase as we seek to identify additional targets for preclinical research. Future research and development costs for our antibody pipeline are not reasonably certain because such costs are dependent on a number of variables, including the success of preclinical studies on these antibodies and the identification of other potential candidates across multiple oncology indications.

Other Research and Development

Other research and development includes expenses related to our Human Response Platform, which is not specifically related to a particular product candidate or a specific strategic partnership.

Uncertainties of Estimates Related to Research and Development Expenses

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval for each of our product candidates is costly and time-consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.

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

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	the need to support our development activities, which we expect to expand as we continue the development of our product candidates;

•

we will incur expenses related to the anticipated commercial launch of tivozanib before we receive regulatory approval, if at all, including expenses related to expanding our commercial infrastructure; and

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. We recorded net income for the first time during the three months ended March 31, 2011. We utilized certain of our net operating loss carryforwards to offset taxable income, which resulted in an effective tax rate of 0% for the year ended December 31, 2011. As of June 30, 2012, we are projecting an ordinary loss for the year ended December 31, 2012, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three months ended June 30, 2012. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

The following table summarizes the results of our operations for each of the three months ended June 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenue	$1,877	$26,554	$(24,677)	(93)%
Operating expenses:
Research and development	21,450	25,078	(3,628)	(14)%
General and administrative	9,186	6,371	2,815	44%

Total operating expenses	30,636	31,449	(813)	(3)%

Income (loss) from operations	(28,759)	(4,895)	(23,864)	(488)%
Other income (expense), net	(66)	11	(77)	(700)%
Interest expense	(880)	(946)	66	(7)%
Interest income	159	99	60	61%

Net income (loss)	$(29,546)	$(5,731)	$(23,815)	(416)%

The following table sets forth revenue for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
Strategic Partner:
OSI	$1,000	$13,988	$(12,988)	(93)%
Centocor	554	7,243	(6,689)	(92)%
Biogen Idec	216	5,216	(5,000)	(96)%
Astellas	107	107	—	—

	$1,877	$26,554	$(24,677)	(93)%

Revenue. Revenue for the three months ended June 30, 2012 was $1.9 million compared to $26.6 million for the three months ended June 30, 2011, a decrease of approximately $24.7 million or 93%. The decrease in revenue is due to revenue recognized in the second quarter of 2011 that did not recur during the second quarter of 2012, including $14.0 million in revenue from OSI primarily related to the exercise of its option to acquire certain rights to our technology platform; $7.0 million in revenue recognized in connection with an up-front license payment from Centocor related to the RON program; and $5.0 million in revenue recognized in connection with a milestone payment from Biogen Idec related to achieving the GLP toxicology initiation milestone. Revenue for the second quarter of 2012 related to milestones achieved under our collaboration agreement with OSI, research funding under our collaboration agreement with Centocor, and amortization of previously deferred revenue associated with our collaboration agreements with Astellas and Biogen Idec.

Research and development. Research and development expenses for the three months ended June 30, 2012 were $21.5 million compared to $25.1 million for the three months ended June 30, 2011, a decrease of $3.6 million or 14%. The decrease is primarily attributable to a decrease of $7.3 million in manufacturing costs primarily related to a $10.2 million payment we made to Merck in March 2011 for the purchase of supply of ficlatuzumab to support ongoing clinical studies for ficlatuzumab, of which $9.1 million of supply was received and expensed during the three months ended June 30, 2011; a decrease in clinical trial costs of $1.7 million primarily related to ficlatuzumab; and an increase in the reimbursement to us by Astellas of tivozanib development costs pursuant to our collaboration agreement with Astellas of $1.2 million that we record as a reduction in research and development expense. These decreases were partially offset by a $3.6 million increase in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities; a $0.9 million increase in facility costs due to the expansion to additional locations at 12 Emily Street and 650 East Kendall Street in Cambridge, Massachusetts; a $0.7 million increase in medical affairs activities; and a $0.6 million increase in consulting costs primarily related to the development of tivozanib.

General and administrative. General and administrative expenses for the three months ended June 30, 2012 were $9.2 million compared to $6.4 million for the three months ended June 30, 2011, an increase of $2.8 million or 44%. The increase is primarily the result of an increase of $1.4 million in costs for pre-commercialization activities related to tivozanib; a $1.1 million increase in salaries and benefits due to an overall increase in personnel; and a $0.3 million increase in facility costs due to the expansion to additional locations at 12 Emily Street and 650 East Kendall Street. These increases were partially offset by an increase of $0.7 million in the reimbursement to us by Astellas of tivozanib pre-commercialization activities.

Other income (expense), net. Other income (expense), net for the three months ended June 30, 2012 was $(66,000) compared to $11,000 for the three months ended June 30, 2011, a decrease of $77,000. The expense for the three months ended June 30, 2012 is primarily due to a loss on the disposal of fixed assets.

Interest expense. Interest expense for the three months ended June 30, 2012 and 2011 was $0.9 million. The interest expense is related to our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended June 30, 2012 was $159,000 compared to $99,000 for the three months ended June 30, 2011, an increase of $60,000. The increase in interest income is primarily due to an overall higher average cash balance during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

The following table summarizes the results of our operations for each of the six months ended June 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenue	$2,737	$160,168	$(157,431)	(98)%
Operating expenses:
Research and development	46,226	63,095	(16,869)	(27)%
General and administrative	18,169	15,599	2,570	16%

Total operating expenses	64,395	78,694	(14,299)	(18)%

Income (loss) from operations	(61,658)	81,474	(143,132)	(176)%
Other income (expense), net	233	(45)	278	(618)%
Interest expense	(1,725)	(1,958)	233	(12)%
Interest income	358	164	194	118%

Net income (loss)	$(62,792)	$79,635	$(142,427)	(179)%

The following table sets forth revenue for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
Strategic Partner:
Astellas	$214	$120,361	$(120,147)	(100)%
OSI	1,000	27,108	(26,108)	(96)%
Centocor	1,071	7,243	(6,172)	(85)%
Biogen Idec	432	5,432	(5,000)	(92)%
Other	20	24	(4)	(17)%

	$2,737	$160,168	$(157,431)	(98)%

Revenue. Revenue for the six months ended June 30, 2012 was $2.7 million compared to $160.2 million for the six months ended June 30, 2011, a decrease of approximately $157.4 million or 98%. The decrease was primarily due to revenue recognized during the first six months of 2011 that did not recur during the comparable period of 2012, including $120.2 million in revenue in conjunction with the up-front payment associated with our collaboration agreement with Astellas, which we entered into in the first quarter of 2011, as well as $27.1 million in revenue from OSI primarily related to its exercise of an option to acquire certain rights to our technology platform; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; and $5.0 million in revenue recognized in connection with the Biogen Idec milestone payment related to achieving the GLP toxicology initiation milestone. Revenue for the first six months of 2012 primarily related to milestones achieved under our collaboration agreement with OSI, research funding under our collaboration agreement with Centocor, and amortization of previously deferred revenue associated with our collaboration agreements with Astellas and Biogen Idec.

Research and development. Research and development expenses for the six months ended June 30, 2012 were $46.2 million compared to $63.1 million for the six months ended June 30, 2011, a decrease of $16.9 million or 27%. The decrease is primarily attributable to a $22.5 million expense recorded during the first quarter of 2011 in connection with our obligations to KHK related to the up-front license payment received under our collaboration agreement with Astellas; a decrease of $4.9 million in manufacturing costs primarily related to a decrease of $6.4 million in manufacturing costs related to ficlatuzumab due to the purchase of supply of ficlatuzumab to support ongoing clinical studies, partially offset by an increase in manufacturing costs of $1.5 million related to AV-203; and an increase in the reimbursement to us by Astellas of tivozanib development costs pursuant to our collaboration agreement with Astellas of $3.0 million that we record as a reduction in research and development expense. These amounts were partially offset by an increase of $6.9 million in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities; an increase of $1.6 million in costs related to medical affairs activities; a $1.0 million increase in consulting costs primarily related to the development of tivozanib; a $1.0 million increase in facility costs due to the expansion to additional locations at 12 Emily Street and 650 East Kendall Street; a $0.7 million increase in stock-based compensation; and an increase in travel costs of $0.6 million.

General and administrative. General and administrative expenses for the six months ended June 30, 2012 were $18.2 million compared to $15.6 million for the six months ended June 30, 2011, an increase of $2.6 million or 16%. The increase is primarily the result of an increase of $3.4 million in costs for pre-commercialization activities for tivozanib; a $2.4 million increase in salaries and benefits due to an overall increase in personnel; and a $0.8 million increase in stock-based compensation expense. These amounts were partially offset by a decrease in consulting costs of $3.8 million, primarily related to a $4.25 million payment to a financial advisor recorded in connection with the consummation of our collaboration agreement with Astellas during the first quarter of 2011; and an increase in the reimbursement of costs related to tivozanib pre-commercialization activities of $1.1 million.

Other income (expense), net. Other income (expense), net for the six months ended June 30, 2012 was $233,000 compared to $(45,000) for the six months ended June 30, 2011, an increase of $278,000. The income for the six months ended June 30, 2012 is primarily due to proceeds from the sale of excess supplies.

Interest expense. Interest expense for the six months ended June 30, 2012 was $1.7 million compared to $2.0 million for the six months ended June 30, 2011, a decrease of 12%. The decrease in interest expense is due to a lower effective interest rate on the loan balance outstanding during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest income. Interest income for the six months ended June 30, 2012 was $358,000 compared to $164,000 for the six months ended June 30, 2011, an increase of $194,000 or 118%. The increase in interest income is primarily due to an overall higher average cash balance during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of June 30, 2012, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $60.8 million from our private placement of shares of our common stock to a group of institutional and accredited investors, $111.2 million from our follow-on offering of shares of our common stock, $169.6 million from the sale of convertible preferred stock prior to becoming a public company, and $7.5 million from the sale of common stock to Johnson & Johnson Development Corporation in connection with the Centocor license agreement. As of June 30, 2012, we had received an aggregate of $328.2 million in cash from our agreements with OSI Pharmaceuticals, Biogen Idec, Astellas, Centocor and Eli Lilly and our three agreements with Merck, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of June 30, 2012, we had cash, cash equivalents and marketable securities of approximately $215.9 million. Currently, our funds are invested in a money market fund, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(58,293)	$45,497
Net cash provided by (used in) investing activities	98,228	(124,154)
Net cash provided by financing activities	2,345	113,879

	$42,280	$35,222

For the six months ended June 30, 2012 and 2011, our operating activities (used) provided cash of $(58.3) million, and $45.5 million, respectively. The cash used by operations for the six months ended June 30, 2012 was due primarily to our net loss adjusted for non-cash items. The cash provided by operations for the six months ended June 30, 2011 was due primarily to our net income adjusted for non-cash items, offset by an increase in accounts receivable of $28.4 million primarily due to the reimbursement of development expenses by Astellas, as well as amounts due to us from OSI and Biogen Idec, a decrease in deferred revenue of $10.6 million related to, in part, the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement, and a $4.4 million increase in prepaid expenses primarily due to prepaid clinical expenses.

For the six months ended June 30, 2012 and 2011, our investing activities provided (used) cash of $98.2 million, and $(124.2) million, respectively. The cash provided by (used in) investing activities for the six months ended June 30, 2012 and 2011 was primarily the net result of purchases of marketable securities partially offset by maturities and sales, in addition to purchases of property and equipment of $2.3 million and $1.2 million, respectively.

For the six months ended June 30, 2012 and 2011, our financing activities provided $2.3 million and $113.9 million, respectively. The cash provided by financing activities for the six months ended June 30, 2012 was due to net proceeds of $3.7 million due to an increase in the principal amount of our loan with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $2.2 million, as well as proceeds from stock option exercises of $0.8 million. The cash provided by financing activities for the six months ended June 30, 2011 was primarily due to the sale and issuance of 6,352,119 shares of common stock at a price of $17.50 per share in our follow-on public offering in June 2011, with net proceeds of $104.2 million, the sale and issuance of 438,340 shares of common stock at a price of $17.11 per share in connection with the Centocor license agreement, with net proceeds of $7.9 million, as well as proceeds from stock option exercises of $1.7 million.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we amended on December 21, 2011 and March 31, 2012, under which we received a loan in the aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal starting on April 1, 2013. The loan agreement requires a deferred charge of $1.25 million which was paid in May 2012 related to the termination of a prior loan agreement. The loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due on June 1, 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month following the date of borrowing under the loan agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the loan agreement, except for intellectual property. As of June 30, 2012, the principal balance outstanding was $26.5 million.

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

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our business.

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

Contractual Obligations and Commitments

On May 9, 2012, we entered into a lease agreement with BMR-650 E KENDALL B LLC, or BMR, under which we have agreed to lease 126,065 square feet of space to be used for office, research and laboratory space located at 650 East Kendall Street, Cambridge, Massachusetts, which we refer to as the leased property. The total cash obligation for the base rent over the approximate 12 year and seven month term of the lease agreement with BMR is approximately $92 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with BMR.

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

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of June 30, 2012, we had cash and cash equivalents and marketable securities of $215.9 million, consisting of a money market fund, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. As of December 31, 2011, we had cash and cash equivalents and marketable securities of $275.4 million, consisting of money market funds, U.S. government agency securities, a foreign government bond, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. We currently have a loan outstanding with affiliates of Hercules Technology Growth in the aggregate principal amount of $26.5 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of June 30, 2012, we would have a decrease in future cash flows of approximately $262,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

We are dependent on the success of our lead drug candidate, tivozanib, for which we intend to submit registration applications in the second half of 2012.

To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. We recently announced detailed data from our phase 3 registration clinical trial for tivozanib for the treatment of first-line advanced RCC, referred to as TIVO-1, and are conducting additional clinical trials in RCC and other disease indications, many of which focus on tivozanib in combination with other known anti-cancer agents. We estimate that we will submit a New Drug

Application, or NDA, with the U.S. Food and Drug Administration, or FDA, seeking marketing approval of tivozanib for the treatment of advanced RCC in the second half of 2012, with the submission of a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, to follow.

Our near-term prospects, including our ability to finance our company and to generate revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates are in earlier stages of research and development. The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•

our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory agencies, tivozanib’s safety, efficacy and clinically meaningful benefit through current and future clinical and non-clinical trials, including without limitation, the TIVO-1 study;

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

•

the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of tivozanib and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP (current good manufacturing practices);

•

our ability, and the ability of Astellas, to successfully obtain third-party reimbursement and generate commercial demand that result in sales of tivozanib, assuming applicable regulatory approvals are obtained;

•	our ability to avoid third-party patent interference or patent infringement claims;

•	acceptance of tivozanib as safe and effective by patients, the medical community and third-party payors;

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

In May 2012, we reported detailed data from our phase 3 clinical trial in which tivozanib demonstrated superiority over Nexavar in the primary endpoint of progression-free survival in patients with RCC. We estimate that we will submit an NDA with the FDA seeking marketing approval of tivozanib for the treatment of advanced RCC in the second half of 2012, with the submission of an MAA with the EMA to follow. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival.

Overall survival is a key secondary endpoint in our phase 3 clinical trial. Based on our early discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA. An interim analysis of overall survival in TIVO-1 found that, while the data are not yet mature, there is a trend toward better overall survival in patients randomized to Nexavar, most of whom received tivozanib as second line therapy due to the one-way crossover design of TIVO-1. The FDA has expressed concern regarding the overall survival trend in the TIVO-1 trial and has said that it will review these findings at the time of the NDA filing as well as during the review of the NDA.

We cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market tivozanib. Prior to approving a new drug, the FDA generally requires that the efficacy of the drug be demonstrated in two adequate and well-controlled clinical trials. In some situations, the FDA approves drugs on the basis of a single well-controlled clinical trial. If the FDA or EMA determines that our phase 3 clinical trial results are not statistically significant or do not demonstrate a clinically meaningful benefit and an acceptable safety profile, or if the FDA or EMA requires us to conduct additional clinical trials of tivozanib in order to gain approval, we will incur significant additional development costs, commercialization of tivozanib would be prevented or delayed and our business would be adversely affected.

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

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of tivozanib as well as the continued development of ficlatuzumab and AV-203, a key element of our strategy is to discover, develop and commercialize a portfolio of antibody-based products. We are seeking to do so through our internal research programs and intend to explore strategic partnerships for the development of new products. All of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Risks Related to Our Financial Position and Capital Requirements

We anticipate that we will continue to incur significant operating costs for the foreseeable future. It is uncertain if we will ever attain profitability in the future, which would depress the market price of our common stock.

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $62.8 million during the six months ended June 30, 2012. As of June 30, 2012, we had an accumulated deficit of $268.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our discovery, research, development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 2 product candidate, ficlatuzumab, and our phase 1 product candidate, AV-203.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of tivozanib, for which we share expenses with Astellas, a phase 2 and two phase 1 clinical trials of ficlatuzumab and a phase 1 clinical trial of AV-203, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib, ficlatuzumab, AV-203 and other new and existing antibody product candidates. These expenditures will include costs associated with research and development, acquiring new technologies, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “—If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 60.

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

At June 30, 2012, we had $215.9 million of cash, cash equivalents and marketable securities consisting of a money market fund, municipal bonds, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic downturn.

Risks Related to Our Business and Industry

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that tivozanib, if approved for the treatment of advanced RCC, would compete with angiogenesis inhibitors and mTOR inhibitors that are currently approved for the treatment of advanced RCC, such as Avastin, marketed by Roche Laboratories, Inc., Nexavar, marketed by Onyx Pharmaceuticals, Inc. and Bayer HealthCare AG, Sutent, Inlyta and Torisel, marketed by Pfizer Inc., Votrient, marketed by GlaxoSmithKline plc, and Afinitor, marketed by Novartis Pharmaceuticals Corporation, and other therapies in development.

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

We set goals, and make public statements regarding our expectations, for the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of these milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

Because we have limited experience in developing and commercializing pharmaceutical products, there is a limited amount of information about us upon which you can evaluate our business and prospects.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly Tuan Ha-Ngoc, our President and Chief Executive Officer, Elan Ezickson, our Executive Vice President and Chief Operating Officer, David Johnston, our Chief Financial Officer, William Slichenmyer, our Chief Medical Officer, Michael Bailey, our Chief Commercial Officer, and Jeno Gyuris, our Senior Vice President and Chief Scientific Officer, as well as others on our management team. The loss of services of any of these individuals or one or more of our other members of management could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Although we have entered into an employment agreement and a severance and change in control agreement with Tuan Ha-Ngoc, and severance and change in control agreements with each of Elan Ezickson, David Johnston, William Slichenmyer, Michael Bailey and Jeno Gyuris, these agreements do not provide for a fixed term of service.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $20 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Risks Related to Commercialization of Our Product Candidates

We have limited sales, marketing, reimbursement and distribution experience and we will have to invest significant resources to develop those capabilities.

We have limited sales, marketing, reimbursement and distribution experience. To develop internal sales, reimbursement, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that tivozanib will be approved. For product candidates such as tivozanib, where we will have lead commercialization responsibility in North America under our strategic alliance with Astellas, we could face a number of additional risks in developing our commercial infrastructure, including:

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products.

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

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set prices which we believe are fair for any products we may develop and commercialize, and our ability to generate revenues and achieve and maintain profitability.

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

•

We have entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our ErbB3-targeted antibodies, including AV-203, for the potential treatment and diagnosis of cancer and other diseases outside of the United States, Canada and Mexico.

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

•

Our strategic partners may, under specified circumstances, terminate their strategic partnership with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in the scientific and financial communities. For example, Astellas can terminate its agreement with us after February 2013 with six months’ notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. OSI can terminate its agreement with us, with respect to any or all collaboration targets and all associated products, upon written notice to us and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. Biogen Idec may not elect to exercise its option to develop and commercialize products relating to our ErbB3 program and, after exercise of its option, may terminate its agreement with us for convenience with respect to any product(s) by providing us with three months’ prior written notice, or due to a material breach of the agreement by us that is not cured within a short time period or if all of our assets are acquired by, or we merge with, another entity, and the other entity is independently developing or commercializing a product containing an ErbB3 antibody and fails to divest the ErbB3 product within a specified time period. Centocor has the right to terminate its license agreement with us upon 90 days written notice to us prior to the filing of an investigational new drug application or, thereafter, upon 180 days written notice to us.

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

•

If Astellas, OSI or Centocor breaches or terminates its arrangement with us, or if Biogen Idec does not elect to exercise its option to participate in development of an ErbB3 antibody candidate, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

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

We have relied upon a small number of third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. For instance, we rely on one supplier for the drug substance for tivozanib. Currently, a separate contract manufacturer manufactures, packages and distributes the drug product for clinical supplies of tivozanib. While we believe that our existing supplier of drug substance and our existing supplier of drug product, or an alternative supplier, would be capable of producing drug substance and drug product, as the case may be, in commercial quantities, we will need to fully validate their ability to produce drug substance and drug product on a commercial scale. If we are unable to validate our third-party manufacturing sources’ ability to supply on a commercial basis, we may not be able to successfully produce and market tivozanib or could be delayed in doing so.

If the amounts of ficlatuzumab we currently have in our inventory are insufficient to complete our current clinical trials, if we are unsuccessful in implementing the manufacturing technology transferred to us from Merck in connection with Merck’s termination of our collaboration agreement in 2010, or if we are unable to develop our own manufacturing method capable of producing commercial quantities of ficlatuzumab, future clinical trials and any commercial production of ficlatuzumab could be adversely affected.

As with tivozanib and ficlatuzumab, we also expect to rely upon third parties to produce materials required for the clinical and commercial production of any other product candidates. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such other product candidates or market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third-party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and anticipated commercial activities. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our drugs. Such suppliers may not sell this capital equipment or these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of this capital equipment or these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

The third parties on whom we rely generally may terminate their engagements with us at any time. If we are required to enter into alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

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

If we or one of our corporate partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products or certain aspects of our Human Response Platform. Such a loss of patent protection could have a material adverse impact on our business.

Claims that our platform technologies, our products or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our platform technologies, our products, or the use of our products, do not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future.

It is also possible that we failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products.

With regard to tivozanib, we are aware of a third-party United States patent, and corresponding foreign counterparts, that contain broad claims related to use of an organic compound, that, among other things, inhibits the tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. Additionally, tivozanib falls within the scope of certain pending patent applications that have broad generic disclosure and disclosure of certain compounds possessing structural similarities to tivozanib. Although we believe it is unlikely that such applications will lead to issued claims that would cover tivozanib and still be valid in view of the prior art, patent prosecution is inherently unpredictable. We are also aware of third-party United States patents that contain broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation and we have received written notice from the owners of such patents indicating that they believe we may need a license from them in order to avoid infringing their patents. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications and foreign counterparts, with each of the two families being owned by a different third-party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. We are also aware of a United States patent that contains claims related to a method of treating a tumor by administering an agent that blocks the ability of HGF to promote angiogenesis in the tumor. With regard to AV-203, we are aware of a third-party United States patent that contains broad claims relating to anti-ErbB3 antibodies. Based on our analyses, if any of the above third-party patents were asserted against us, we do not believe our proposed products or activities would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

In order to avoid or settle potential claims with respect to any of the patent rights described above or any other patent rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business.

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

We are a party to several license agreements under which certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses from Kyowa Hakko Kirin for tivozanib and the Dana-Farber Cancer Institute for our MaSS screen, which is a method of using our models to screen for, and identify, novel targets for new cancer drugs. We are likely to enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharma industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharma patents is costly, time-consuming and inherently uncertain. In addition, several recent events have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law. The new patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a new post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharma industry will be affected by such changes in the patent system. In addition, the Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile, and could fall below the price you paid.

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•

new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, including Roche’s Avastin, Pfizer’s Sutent and Inlyta, Onyx’s Nexavar, GSK’s Votrient and the timing of these introductions or announcements;

•	actual or anticipated results from and any delays in our clinical trials;

•	results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

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

To our knowledge, as of June 30, 2012, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 33% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after June 30, 2012. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

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

Provisions in our certificate of incorporation, our by-laws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls, and requires our independent registered public accounting firm to attest to the effectiveness of our internal controls. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to continue to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not expect to pay any cash dividends for the foreseeable future.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

AVEO PHARMACEUTICALS, INC.

Date: August 7, 2012	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1	Consulting and Scientific Advisory Board Agreement, dated as of January 1, 2012, by and between the Registrant and Lynda Chin, MD					X

10.2	Lease, dated as of May 9, 2012, by and between BMR-650 E. Kendall B LLC and AVEO Pharmaceuticals, Inc.	10-Q	001-34655	05/09/2012	10.3

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.