Form 10-Q
period 2012-09-30
AVEO PHARMACEUTICALS INC
filed 2012-11-08
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2012: 43,729,986

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$114,103	$43,506
Marketable securities	75,589	177,622
Accounts receivable	9,298	7,210
Prepaid expenses and other current assets	7,770	6,057

Total current assets	206,760	234,395
Marketable securities	—	54,312
Property and equipment, net	7,862	5,471
Other assets	308	121
Restricted cash	3,600	751

Total assets	$218,530	$295,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,259	$8,904
Accrued expenses	18,358	14,289
Loans payable, net of discount	4,334	8,551
Deferred revenue	1,294	1,294
Other liabilities	—	1,249
Deferred rent	421	322

Total current liabilities	34,666	34,609
Loans payable, net of current portion and discount	21,624	15,619
Deferred revenue, net of current portion	18,714	19,684
Deferred rent, net of current portion	4,096	359
Other liabilities	1,238	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 43,735 and 43,254 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	44	43
Additional paid-in capital	436,937	429,531
Accumulated other comprehensive loss	(9)	(167)
Accumulated deficit	(298,780)	(205,866)

Total stockholders’ equity	138,192	223,541

Total liabilities and stockholders’ equity	$218,530	$295,050

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaboration revenue	$1,018	$3,585	$3,755	$163,753

Operating expenses:
Research and development	21,099	20,098	67,325	83,193
General and administrative	9,300	6,582	27,469	22,181

	30,399	26,680	94,794	105,374

Income (loss) from operations	(29,381)	(23,095)	(91,039)	58,379

Other income and expense:
Other income, net	46	62	279	17
Interest expense	(888)	(953)	(2,613)	(2,911)
Interest income	101	168	459	332

Other expense, net	(741)	(723)	(1,875)	(2,562)

Net income (loss)	$(30,122)	$(23,818)	$(92,914)	$55,817

Basic net income (loss) per share
Net income (loss)	$(0.69)	$(0.55)	$(2.14)	$1.44

Weighted average number of common shares outstanding	43,430	43,017	43,336	38,575

Diluted net income (loss) per share
Net income (loss)	$(0.69)	$(0.55)	$(2.14)	$1.38

Weighted average number of common shares and dilutive common share equivalents outstanding	43,430	43,017	43,336	40,377

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(30,122)	$(23,818)	$(92,914)	$55,817
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	9	(360)	182	(276)
Foreign currency translation adjustment	(27)	—	(24)	—

Comprehensive income (loss)	$(30,140)	$(24,178)	$(92,756)	$55,541

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$(92,914)	$55,817
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,752	1,198
Net loss on disposal of fixed assets	40	3
Stock-based compensation	6,110	4,280
Non-cash interest expense	299	655
Amortization of premium on investments	2,162	2,801
Changes in operating assets and liabilities:
Accounts receivable	(2,088)	(9,356)
Prepaid expenses and other current assets	(1,724)	(710)
Other noncurrent assets	(187)	226
Restricted cash	(2,849)	(98)
Accounts payable	1,355	431
Accrued expenses	4,069	3,176
Deferred revenue	(970)	(11,900)
Other liabilities	(1,249)	—
Deferred rent	3,836	(165)

Net cash (used in) provided by operating activities	(82,358)	46,358
Investing activities
Purchases of property and equipment	(4,183)	(1,832)
Purchases of marketable securities	(109,996)	(309,204)
Proceeds from maturities and sales of marketable securities	264,361	150,093

Net cash provided by (used in) investing activities	150,182	(160,943)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	112,131
Proceeds from exercise of stock options and issuance of common and restricted stock	1,297	2,576
Proceeds from refinancing of loans payable	3,672	—
Principal payments on loans payable	(2,172)	—

Net cash provided by financing activities	2,797	114,707

Net increase in cash and cash equivalents	70,621	122
Effect of exchange rate changes on cash and cash equivalents	(24)	—
Cash and cash equivalents at beginning of period	43,506	45,791

Cash and cash equivalents at end of period	$114,103	$45,913

Supplemental cash flow and noncash investing and financing
Cash paid for interest	$2,306	$2,264
Cash paid for income taxes	$—	$—

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

The Company recently submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking approval for tivozanib, the Company’s lead product candidate, in patients with advanced renal cell carcinoma (“RCC”). Tivozanib, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor (“VEGF”) receptors which is designed to optimize VEGF blockade while minimizing off-target toxicities. The Company has announced detailed data from its global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced RCC.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 30, 2012.

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

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent-related milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone payment may be due to the Company upon the initiation of a phase 3 clinical trial for a new indication, which is the last phase of clinical development and could eventually contribute to marketing approval by the FDA or other global regulatory authorities. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of an NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Patent-related milestones are typically achieved when a patent application is filed or a patent is issued with respect to certain intellectual property related to the applicable collaboration.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2012 consist of money market funds, municipal bonds, and corporate debt securities, including commercial paper, maintained by an investment manager. Cash equivalents at December 31, 2011 consisted of a money market fund and corporate debt securities, including commercial paper, maintained by an investment manager.

Marketable Securities

Marketable securities at September 30, 2012 consist of asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2011 consisted of U.S. government agency securities, a foreign government bond, an asset-backed security, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive income (loss) as a component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. The Company sold one security during the nine months ended September 30, 2012 for gross proceeds of $2.7 million, and recognized a gain of $241. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2011.

Available-for-sale securities at September 30, 2012 and December 31, 2011 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012:
Corporate debt securities (Due within 1 year)	$57,510	$10	$(2)	$57,518
Asset-backed securities (Due within 1 year)	18,063	8	—	18,071

	$75,573	$18	$(2)	$75,589

December 31, 2011:
Corporate debt securities (Due within 1 year)	$149,754	$73	$(227)	$149,600
Government agency securities (Due within 1 year)	24,750	—	(5)	24,745
Government agency securities (Due after 1 year through 2 years)	52,749	13	(3)	52,759
Foreign government bond (Due within 1 year)	3,285	—	(8)	3,277
Asset-backed security (Due after 2 years through 3 years)	1,563	—	(10)	1,553

	$232,101	$86	$(253)	$231,934

The aggregate fair value of securities in an unrealized loss position for less than 12 months at September 30, 2012 was $18.2 million, representing six securities. There were no securities that were in an unrealized loss position for greater than 12 months at September 30, 2012. The unrealized loss was caused by a temporary change in the market for those securities. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at September 30, 2012 and December 31, 2011 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
September 30, 2012:
Corporate debt securities (Due within 1 year)	$18,162	$(2)

	$18,162	$(2)

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
December 31, 2011:
Corporate debt securities (Due within 1 year)	$87,263	$(227)
Government agency securities (Due within 1 year)	18,745	(5)
Government agency security (Due after 1 year through 2 years)	3,997	(3)
Foreign government bond (Due within 1 year)	3,277	(8)
Asset-backed security (Due after 2 years through 3 years)	1,553	(10)

	$114,835	$(253)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at September 30, 2012.

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

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$54,849	$55,140	$—	$109,989
Marketable securities	—	75,589	—	75,589

	$54,849	$130,729	$—	$185,578

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$35,508	$3,000	$—	$38,508
Marketable securities	—	231,934	—	231,934

	$35,508	$234,934	$—	$270,442

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable and accounts payable, approximate their fair values at September 30, 2012 and December 31, 2011.

The fair value of the Company’s loans payable at September 30, 2012, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $26.1 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through September 30, 2012.

Basic and Diluted Earnings (Loss) per Common Share

The Company reports earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three and nine months ended September 30, 2012 and the three months ended September 30, 2011 because their effect is anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Basic earnings per share
Net income (loss)	$(30,122)	$(23,818)	$(92,914)	$55,817
Income allocated to participating securities	—	—	—	(83)

Income (loss) available to common stockholders	(30,122)	(23,818)	(92,914)	55,734

Basic weighted average common shares outstanding	43,430	43,017	43,336	38,575
Basic earnings (loss) per share	$(0.69)	$(0.55)	$(2.14)	$1.44

Diluted earnings per share
Net income (loss)	$(30,122)	$(23,818)	$(92,914)	$55,817
Income allocated to participating securities	—	—	—	(76)

Income (loss) available to common stockholders	(30,122)	(23,818)	(92,914)	55,741
Weighted average common shares outstanding	43,430	43,017	43,336	38,575
Dilutive potential common shares	—	—	—	1,802

Diluted weighted average common shares and potential common shares outstanding	43,430	43,017	43,336	40,377
Diluted earnings (loss) per share	$(0.69)	$(0.55)	$(2.14)	$1.38

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based payments. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. During the three and nine months ended September 30, 2012 and 2011, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Research and development	$972	$682	$2,801	$1,812
General and administrative	1,076	1,005	3,309	2,468

	$2,048	$1,687	$6,110	$4,280

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which amended the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, the Company had the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2012 through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma

On February 16, 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas will develop and commercialize tivozanib, AVEO’s product candidate currently in phase 3 clinical development, for the treatment of a broad range of cancers, including RCC and breast and colorectal cancers. Under the terms of the Astellas Agreement, the Company and Astellas will share responsibility for continued development and commercialization of tivozanib in North America and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

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

Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. The Company is also eligible to receive from Astellas an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to the Company upon initiation of its next phase 3 clinical trial of tivozanib in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of an NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency, or EMA, of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to the Company tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

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

The Company is accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $7.5 million and $8.5 million during the three months ended September 30, 2012 and 2011, respectively, and by $22.9 million and $20.8 million during the nine months ended September 30, 2012 and 2011, respectively. The Company also reduced general and administrative expense by $0.4 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively, and by $1.9 million and $0.6 million during the nine months ended September 30, 2012 and 2011, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $7.8 million at September 30, 2012.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25, Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) (as amended by ASU 2009-13, Revenue Recognition (“ASU 2009-13”)) to determine if they represented a multiple element revenue arrangement. The Astellas Agreement includes the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). The License Deliverable is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory. The Company’s obligation to provide access to clinical and regulatory information as part of the Royalty Territory Deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development and commercialization of tivozanib in the Royalty Territory. The Clinical Material Deliverable includes the obligation to supply clinical material to Astellas in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the Royalty Territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering that the Company and Astellas plan to develop tivozanib in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at each reporting period. The Company recorded approximately $107,000 of revenue associated with the Royalty Territory Deliverable during each of the three months ended September 30, 2012 and 2011, and approximately $322,000 and $268,000 of revenue associated with the Royalty Territory Deliverable during the nine months ended September 30, 2012 and 2011, respectively.

The Company believes the clinical and development and regulatory milestones that may be achieved under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas Agreement during the nine months ended September 30, 2012 or 2011.

Centocor Ortho Biotech

In May 2011, the Company entered into an exclusive license agreement (the “Centocor License Agreement”) with Centocor Ortho Biotech Inc. (“Centocor”), for the worldwide development and commercialization of the Company’s internally-discovered antibodies targeting the RON receptor (Recepteur d’Origine Nantais), including the grant to Centocor of an exclusive, worldwide license to the Company’s proprietary RON-driven tumor models. The Company also granted Centocor a non-exclusive, non-sublicensable, worldwide license to the Company’s proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies (the “RON index”). On September 7, 2012, the Company received notice from Centocor of termination of the Centocor License Agreement, effective on December 6, 2012, at which point all rights to and the responsibility for future research and development, manufacturing and commercialization activities and costs of the RON antibody program granted to Centocor under the Centocor License Agreement will return to the Company.

In connection with the Centocor License Agreement, the Company received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of the Company’s common stock at a purchase price of $17.11 per share, which reflected the average of the daily volume weighted average prices for the Company’s common stock for the 30 consecutive trading days ending on May 26, 2011. This weighted average sales price of $17.11 per share resulted in a $1.22 per share discount from the May 31, 2011 closing price of $18.33 per share, or a discount of $534,775 from the fair market value of the common stock on the effective date of the Centocor License Agreement. The Company determined this transaction was not within the scope of ASC 605-25 and, accordingly, the Company recorded the sale of common stock to Johnson & Johnson Development Corporation at fair value based on the closing price of the Company’s stock on May 31, 2011 of $18.33 per share. Centocor also funds certain research which the Company conducts during the term of the Centocor License Agreement, which, as noted above, will terminate on December 6, 2012.

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

The Company excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. The Company determined the estimated selling price for the RON license and the RON Index license based on management’s best estimate of selling price as the Company did not have VSOE or TPE of selling price for those deliverables. In determining its best estimate of selling price for the RON license and the RON Index license, the Company considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor License Agreement and internally developed revenue models. The Company’s best estimate of selling price for the RON license and RON Index license considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that the Company believed were typical for similarly staged monoclonal antibodies and what it believed to be reasonable cost assumptions in determining research and development, and sales, general and administrative costs. More specifically, the Company believed that its estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of the Company’s analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

With respect to the research services, the Company considered the nature of the research services to be provided (basic translational research related to a pre-clinical, antibody-based technology) and the fact that other vendors could provide the research services. As a result, the Company concluded that TPE of selling price existed for the research services deliverable. In supporting TPE of selling price, the Company considered the nature of the research services, the rates charged by vendors in the marketplace for similar services and rates charged by the Company for other non-complex, pre-clinical research services in its other license and development agreements.

As the relative selling price of the RON license and RON Index license (the delivered items) exceeded the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011. The Company concluded that a change in the assumptions used to determine estimated selling price for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

The Company records revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services. Under the agreement, the Company received cash payments related to research and development services of $0.8 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, and recorded revenue of $0.7 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. The Company received cash payments related to up-front license fees, reimbursable payments, and the purchase of equity of $0.5 million and $15.5 million for the three and nine months ended September 30, 2011, respectively, and recorded revenue of $0.8 million and $8.0 million for the three and nine months ended September 30, 2011, respectively. The Company has not recognized any revenue related to milestones under this arrangement and does not expect to recognize any revenue related to milestones in the future as a result of the termination of the agreement effective December 6, 2012.

Biogen Idec

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

The Company did not recognize any milestone payments under this arrangement during the three and nine months ended September 30, 2012.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to the Company, the Company made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. The Company took title to all of this inventory as of September 30, 2011 and expensed the full $10.2 million related to this inventory during the nine months ended September 30, 2011.

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

The Company accounted for the OSI arrangement pursuant to ASC 605-25. The deliverables under the arrangement were accounted for as a single unit of accounting.OSI paid the Company an up-front payment of $7.5 million, which was recognized as revenue through July 2011 (the date the Company satisfied its performance obligations under the OSI arrangement). OSI also paid the Company $2.5 million for the first year of research program funding, which was recognized as revenue over the performance period and, thereafter, OSI made research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of Series C Convertible Preferred Stock, at a per share price of $3.00, resulting in gross proceeds to the Company of $5.5 million. The Company determined that the price paid of $3.00 per share by OSI included a premium of $0.50 over the price per share of the Company’s Series D Convertible Preferred Stock sold in April 2007; accordingly, the Company recognized the premium of $917,000 as additional license revenue on a straight-line basis through July 2011. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series C Convertible Preferred Stock were converted into one share of common stock.

In consideration for the additional rights provided for pursuant to the July 2009 expanded agreement, OSI paid the Company an up-front payment of $5.0 million, which was recognized as revenue ratably through July 2011. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of Series E Convertible Preferred Stock, at a per share price of $4.00, resulting in gross proceeds to the Company of $15.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 per share paid by OSI included a premium of $1.04 per share over the fair value of the Series E Convertible Preferred Stock of $2.96 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company recognized the premium of $3,900,000 as additional license revenue ratably through July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, all remaining payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $140.0 million, comprised of approximately (i) $25.7 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) $62.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) $52.5 million in milestone payments upon the achievement of specified sales events, and (iv) $250,000 in a patent-related milestone payment. In addition, the Company is eligible to receive up to $24.0 million in biomarker-related milestones.

In March 2011, the Company earned $1.5 million related to achieving certain of the biomarker-related milestones under the agreement. These milestones were not considered to be substantive; therefore, the $1.5 million in payments was deferred and was recognized ratably through July 2011, which ended in July 2011. In May 2012, the Company earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and the Company also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies. Since these milestones were considered substantive, they were recorded as revenue for the nine months ended September 30, 2012.

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

Under the KHK Agreement, the Company may be required to (i) make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones, which includes a possible milestone payment of $12.0 million to KHK in connection with the acceptance of the Company’s NDA filing for tivozanib, (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib, and (iii) pay 30% of certain amounts the Company receives under the Astellas Agreement in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties the Company may receive from Astellas. The Company is not obligated to make any payments to KHK in respect of research and development funding or equity investments, subject to certain limitations.

In March 2010, the Company made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in the Company’s phase 3 clinical trial of tivozanib.

The Company also recorded $22.5 million of research and development expense during the nine months ended September 30, 2011 associated with a payment made to KHK related to the up-front license payment received under the Astellas Agreement.

(5) Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Clinical expenses	$7,958	$6,749
Salaries and benefits	5,545	5,494
Accrued collaboration expenses	1,449	742
Accrued pre-commercialization expenses	1,096	119
Professional fees	361	393
Accrued interest	263	256
Other	1,686	536

	$18,358	$14,289

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was initially required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the Loan Agreement provided that such date would be extended under certain circumstances. During 2011, the Company triggered two possible extensions to the date from which principal payments were to be made and, as a result, the initial date for principal repayment was extended to January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company is required to begin repaying the aggregate principal balance was extended to March 31, 2013, at which point the Company must begin to repay such balance in 30 equal monthly installments. The Company accounted for this amendment as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

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

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2012, there have been no events of default under the loan. As of September 30, 2012, the principal balance outstanding was $26.5 million.

Future minimum payments, including interest, under the loan as of September 30, 2012 are as follows (amounts in thousands):

Years Ending December 31:
2012 (3 months remaining)	797
2013	10,051
2014	13,588
2015	9,282

33,718
Less amount representing interest	(5,980)
Less discount	(542)
Less deferred charges	(1,238)
Less current portion	(4,334)

Loans payable, net of current portion and discount	$21,624

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the nine months ended September 30, 2012 and 2011.

A summary of the status of the Company’s stock option activity at September 30, 2012 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,994,328	$9.08
Granted	1,119,744	$12.74
Exercised	(218,439)	$3.72
Forfeited	(160,653)	$14.62
Expired	(6,250)	$0.48

Outstanding at September 30, 2012	4,728,730	$10.02	6.93	$10,943,828

Vested or expected to vest at September 30, 2012	4,444,938	$9.80	6.79	$10,916,523

Exercisable at September 30, 2012	2,976,733	$7.97	5.78	$10,731,854

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the nine months ended September 30, 2012 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. As of September 30, 2012, there was $11.5 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.7 years.

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

During the three and nine months ended September 30, 2012 and 2011, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,
	2012	2011
Volatility factor	64.84%	64.64%
Expected term (in years)	6.25	6.25
Risk-free interest rates	0.83%	1.20%
Dividend yield	—	—

	Nine Months Ended September 30,
	2012	2011
Volatility factor	64.30-64.94%	64.37-65.01%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	0.83-1.33%	1.20-2.57%
Dividend yield	—	—

The restricted stock activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2011	69,000	$14.16
Granted	220,756	13.18
Cancelled	(5,118)	13.37
Expired	—	—
Vested/Released	(34,500)	14.16

Unvested at September 30, 2012	250,138	$13.31

As of September 30, 2012, there was $2.0 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.1 years.

(8) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company has not recorded a federal or state income tax provision or benefit for the three and nine months ended September 30, 2012 and 2011. Although the Company was profitable for the nine months ended September 30, 2011, the Company did not have any federal or state income tax expense as it was able to utilize net operating loss carryforwards (NOLs) to fully offset taxable income in all filing jurisdictions. As such, the Company did not record an income tax provision for the nine months ended September 30, 2011.

(9) 650 East Kendall Street Lease

On May 9, 2012, the Company entered into a lease agreement with BMR-650 E KENDALL B LLC (“BMR”), under which the Company has agreed to lease 126,065 square feet of space located at 650 East Kendall Street, Cambridge, Massachusetts to be used for office, research and laboratory space. The initial term of the lease agreement is approximately twelve years and seven months (the “initial term”), and the Company has the right to extend the initial term for two additional terms of five years each. The Company’s occupancy of the space will occur in two phases. The Company expects to begin the phase one occupancy by January 1, 2013 when the Company expects to move some employees to occupy approximately 20,000 square feet of office space (the “phase 1 space”). The Company expects the second phase to consist of the balance of the employees moving into the remaining space (the “phase 2 space”) and is expected to occur by January 2014. Rent payments with respect to each of the phase 1 space and the phase 2 space will commence upon occupancy of the respective spaces for the conduct of the Company’s business, but no later than (i) January 1, 2013 for the phase 1 space, and (ii) November 1, 2013 for the phase 2 space. The initial base rent expense for both the phase 1 and phase 2 space is $54.50 per rentable square foot per year, with 3% increases on each anniversary of the phase 1 space rent commencement date. The total cash obligation for the initial term of the lease is approximately $92 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes. In accordance with the terms of the lease agreement, the Company maintains a letter of credit securing its obligations under the lease agreement of approximately $2.9 million.

The Company has determined that the lease should be classified as an operating lease. As the Company gained access to both the phase 1 and the phase 2 space beginning in May 2012, the Company recognized rent expense of approximately $1.8 million and $3.0 million related to the lease during the three and nine months ended September 30, 2012, respectively. Rent expense, inclusive of the escalating rent payments, is recognized on a straight-line basis over the initial term of the lease agreement.

In order to make the space usable for the Company’s operations, substantial improvements will be made to the space. These improvements will be planned, managed and carried out by the Company and the improvements are being tailored to the Company’s needs. BMR has agreed to reimburse the Company for up to approximately $18.9 million of the improvements, and the Company bears all risks associated with any cost overruns that may be incurred. As such, the Company determined it was the owner of the improvements and will account for tenant improvement reimbursements from BMR as a lease incentive. The Company records a deferred lease incentive (included as a component of the deferred rent balance in the accompanying consolidated balance sheets) as improvements are made to the facility, and this deferred lease incentive will be amortized as an offset to rent expense over the term of the lease. The Company will amortize all improvements over the assets’ useful lives or the lease term, whichever is shorter. Amortization of leasehold improvements is included as a component of depreciation expense.

(10) Subsequent Event

On October 30, 2012, the Company announced a strategic restructuring designed to optimize resources and reduce expenses to ensure the Company is well positioned for a successful launch of tivozanib in advanced RCC, assuming FDA approval, and continued development in other cancer types, while maintaining a focused research engine. The Company’s restructuring and projected cost savings are being achieved through a combination of reduced spending on early stage research programs and a reduction in force of 48 positions, as well as the elimination of 30 open positions. The Company expects this restructuring will result in approximately $2.6 million in total restructuring charges during the year ended December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or SEC, on March 30, 2012. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Overview

We are a cancer therapeutics company, which does business as AVEO Oncology™, committed to discovering, developing and commercializing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, provides us with unique insights into cancer biology. We intend to utilize our Human Response Platform and discovery capabilities to support the clinical development of tivozanib, seek to advance biomarker identification and development across our clinical stage programs, and seek to develop novel programs.

We recently submitted a New Drug Application to the U.S. Food and Drug Administration seeking approval for tivozanib, our lead product candidate, in patients with advanced renal cell carcinoma, or RCC. Tivozanib, the development of which is part of our 2011 partnership with Astellas Pharma Inc., or Astellas, is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors which is designed to optimize VEGF blockade while minimizing off-target toxicities. Our clinical trials of tivozanib to date have demonstrated a favorable safety and efficacy profile for tivozanib. We announced detailed data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced RCC, which we refer to as the TIVO-1 study. The TIVO-1 study was conducted in patients with advanced clear cell RCC who had undergone a prior nephrectomy (kidney removal) and who had not received any prior VEGF- and mTOR-targeted therapy. In this trial, we measured, among other things, each patient’s progression-free survival, or PFS, which refers to the period of time that began when a patient entered the clinical trial and ended when either the patient died or the patient’s cancer had grown by a specified percentage or spread to a new location in the body. PFS was the primary endpoint in the TIVO-1 study. Secondary endpoints included overall survival, for which patients continue to be followed, and safety. Key data from the TIVO-1 study include:

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

•

Tivozanib demonstrated a well-tolerated safety profile as evidenced by a lower rate of dose reductions (11.6% vs. 42.8%) and interruptions (17.8% vs. 35.4%) due to adverse events and discontinuations (4.2% vs. 5.4%) due to drug-related adverse events compared to Nexavar.

•

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

•

Based on early, interim analysis of overall survival at one year after last patient enrolled, 81% of patients receiving Nexavar achieved one year overall survival and 77% of patients receiving tivozanib achieved one year overall survival. In the TIVO-1 study, 53% of all patients randomized to the Nexavar arm of the study went on to receive a subsequent cancer therapy after their disease progressed, nearly all of whom received tivozanib after Nexavar. In comparison, only 17% of all patients randomized to tivozanib went on to receive a subsequent therapy. An analysis of overall survival at 24 months since last patient enrolled, which is considered final overall survival data per the protocol, was included in our New Drug Application, or NDA, submission. Such data were not materially different from the data at one year and will be discussed at a medical meeting in the future.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing tivozanib biomarkers in solid tumors. The BATON trials include:

•	BATON-RCC, a phase 2 exploratory biomarker study evaluating first-line treatment with tivozanib in patients with advanced RCC, which completed enrollment in early 2012;

•

BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC; and

•

BATON-BC, a phase 2 clinical trial evaluating the efficacy of tivozanib in combination with paclitaxel, compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer who have received no prior systemic therapy, for which we plan to initiate enrollment in the fourth quarter of 2012.

We recently initiated a new clinical study, TAURUS (TivozAnib Use veRsUs Sutent in advanced RCC: Patient Preference), to demonstrate patient preference of tivozanib compared to sunitinib as first-line therapy in patients with advanced RCC.

We expect that the results of all of our phase 1 and phase 2 trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

We acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK, in 2006. Under the license agreement, we obtained an exclusive license to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions outside of Asia. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third-party sublicensees, including Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for continued development and commercialization of tivozanib in the United States, Mexico and Canada, or North America, and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab, our next most advanced product candidate, is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. In October 2012, we announced detailed data from our phase 2 study comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer, a population with a high prevalence of Epidermal Growth Factor Receptor sensitizing mutations. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate or PFS. Given that our current priority is the anticipated registration and planned commercialization of tivozanib, we intend to focus our efforts on further ficlatuzumab development through external collaborations.

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

Our proprietary Human Response Platform was designed to overcome many of the limitations of traditional approaches to modeling human cancer, as we use patented genetic engineering techniques to grow populations of spontaneous tumors in animals containing human-relevant, cancer-causing mutations and tumor variation akin to what is seen in populations of human tumors. Because we believe that these populations of tumors better replicate what is seen in human cancer, we believe that our Human Response Platform provides us with unique insights into cancer biology and mechanisms of drug response and resistance, and represents a significant improvement over traditional approaches. We utilize this Human Response Platform alone and with our strategic partners to (i) identify and validate target genes which drive tumor growth, (ii) evaluate drugs which can block the function of these targets and (iii) identify biomarkers, which are indicators of drug response and resistance in patients, in an effort to evaluate which patients are most likely to respond favorably to treatment with such drugs. For instance, the potential identification and development of relevant biomarkers through our Human Response Platform is a core component of our oncology drug development efforts. Our goal is to utilize the biomarker data from BATON-RCC, BATON-CRC, BATON-BC, and other clinical trials to further inform our clinical development strategy.

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through September 30, 2012, and have principally funded our operations through:

•	$337.6 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•	$68.3 million of gross proceeds from private placements of our unregistered common stock; and

•	$111.2 million of gross proceeds from the sale of common stock in connection with a follow-on public offering of our common stock in June 2011.

We do not have a history of being profitable and, as of September 30, 2012, we had an accumulated deficit of $298.8 million. We anticipate that we will continue to incur significant operating costs over the next several years as we advance our plan to expand our development and commercialization activities, including additional clinical development and planned commercialization of our lead product candidate, tivozanib, as well as the continued clinical development of certain of our existing antibody programs. We will need additional financing to support our operating activities.

Recent Developments

On October 30, 2012, we announced a strategic restructuring designed to optimize resources and reduce expenses to ensure we are well positioned for a successful launch of tivozanib in advanced RCC, assuming U.S. Food and Drug Administration, or FDA, approval, and continued development in other cancer types, while maintaining a focused research engine. Our restructuring and projected cost savings are being achieved through a combination of reduced spending on early stage research programs and a reduction in force of 48 positions, as well as the elimination of 30 open positions.

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

Under our license agreement with KHK, we may be required to

•

make up to an aggregate of $50.0 million in future milestone payments upon the achievement of specified regulatory milestones, which includes a possible milestone payment of $12.0 million to KHK in connection with the acceptance of our NDA filing for tivozanib;

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

We also recorded $22.5 million of research and development expense during the nine months ended September 30, 2011 associated with the payment made to KHK related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas will develop and commercialize tivozanib for the treatment of a broad range of cancers, including RCC, and breast and colorectal cancers. Under the terms of the collaboration agreement, we and Astellas will share responsibility for continued development and commercialization of tivozanib in North America and Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’ receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

Assuming successful approvals of tivozanib by applicable regulatory agencies, we will hold all marketing authorizations in North America, including any NDA in the United States, and Astellas will hold all marketing authorizations in the rest of the world, other than Asia.

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

Each party is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in North America, and to develop and commercialize tivozanib in each European country specified in the agreement. Astellas is also obligated to use commercially reasonable efforts to develop and commercialize tivozanib in each country in the royalty territory.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. We are also eligible to receive an aggregate of approximately $1.3 billion in potential milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $490 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $90 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to us upon initiation of our next phase 3 clinical trial in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as we have not finalized plans for our future trials. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. Significant potential near-term regulatory milestones include acceptance by the FDA of the first filing of a NDA for RCC (monotherapy) ($15 million) and acceptance by the European Medicines Agency of the first filing of a Marketing Authorization Application ($15 million). In addition, if tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay KHK low to mid-teen royalties on our net sales in North America, and 30% of certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory, including up-front license fees, milestone payments and royalties.

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

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint cost-sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $7.5 million and $8.5 million during the three months ended September 30, 2012 and 2011, respectively, and by $22.9 million and $20.8 million during the nine months ended September 30, 2012 and 2011, respectively. We also reduced general and administrative expense by $0.4 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively, and by $1.9 million and $0.6 million during the nine months ended September 30, 2012 and 2011, respectively, as a result of the cost-sharing provisions in our agreement with Astellas. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $7.8 million at September 30, 2012.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe; a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty-bearing territory; and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty-bearing territory. The co-exclusive license in North America and Europe is not sublicensable. Astellas has the right to sublicense the exclusive royalty-

bearing license to develop and commercialize tivozanib in the royalty-bearing territory. Our obligation to provide access to clinical and regulatory information as part of the royalty territory deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development and commercialization of tivozanib in the royalty-bearing territory. The obligation to supply clinical material to Astellas for development in the royalty-bearing territory includes supplying such clinical material in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the royalty-bearing territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocated the up-front consideration of $125 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third-party evidence for such deliverables. Our best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and in the royalty-bearing territory, the development costs and market opportunity for the expansion of tivozanib into other solid tumor types, and the time to commercialization of tivozanib for all potential oncology indications. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty-bearing territory had de minimus value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $107,000 of revenue associated with the royalty territory deliverable during each of the three months ended September 30, 2012 and 2011, and approximately $322,000 and $268,000 of revenue associated with the royalty-bearing territory deliverable during the nine months ended September 30, 2012 and 2011, respectively.

Centocor Ortho Biotech

In May 2011, we entered into an exclusive license agreement with Centocor for the worldwide development and commercialization of our internally-discovered antibodies targeting the Recepteur d’Origine Nantais, or RON receptor, including the grant to Centocor of an exclusive, worldwide license to our proprietary RON-driven tumor models. We also granted Centocor a non-exclusive, non-sublicensable, worldwide license to our proprietary list of human genes intended to predict correlation of response to RON-targeted antibodies, or our RON index. On September 7, 2012, we received notice from Centocor of termination of the Centocor License Agreement, effective on December 6, 2012, at which point all rights and the responsibility for future research and development, manufacturing and commercialization activities and costs of the RON antibody program granted to Centocor under the Centocor License Agreement will return to us. In connection with the Centocor license agreement, we received a one-time cash payment in the amount of $7.5 million and a separate equity investment in the amount of approximately $7.5 million through the purchase by Johnson & Johnson Development Corporation, an affiliate of Centocor, of 438,340 newly issued shares of our common stock at a purchase price of $17.11 per share which reflected the average of the daily volume weighted average prices for our common stock for the 30 consecutive trading days ending on May 26, 2011. This weighted average sales price of $17.11 per share resulted in a $1.22 per share discount from the May 31, 2011 closing price of $18.33 per share, or a discount of $534,775 from the fair market value of the common stock on the effective date of the Centocor license agreement. We determined this transaction was not within the scope of ASC 605-25 and, accordingly, we recorded the sale of common stock to Johnson & Johnson Development Corporation at fair value based on the closing price of our stock on May 31, 2011 of $18.33 per share. Centocor also funds certain research which we conduct during the term of the Centocor License Agreement, which, as noted above, will terminate on December 6, 2012.

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

We excluded the fair value of the common stock purchased by Johnson & Johnson Development Corporation from the arrangement consideration to be allocated to the identified deliverables and allocated the remaining $7.0 million of up-front consideration attributable to the deliverables based on the relative selling price method. We determined the estimated selling price for the license related to the RON antibodies and the license to the RON index based on management’s best estimate of selling price as we did not have vendor-specific objective evidence or third-party evidence of selling price for those deliverables. In determining our best estimate of selling price for the RON license and the RON index license, we considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the Centocor license agreement and internally developed revenue models. Our best estimate of selling price for the license related to the RON antibodies and license to the RON index considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of a potential product candidate using the RON receptor worldwide, an estimate of costs related to phase 1, 2 and 3 clinical studies with certain multiplication factors related to the probability of success, and the time to commercialization of a potential product candidate. This analysis used various assumptions that we believed were typical for similarly staged monoclonal antibodies and what we believed to be reasonable cost assumptions in determining research and development, and sales, general and administrative costs. More specifically, we believed that our estimate of peak revenues was consistent with what might be expected from an approved antibody product. Other key assumptions included: cost of goods sold, which was assumed to be a specified percentage of revenues based on estimated cost of goods sold of a typical oncology antibody product; clinical trial costs, which were based on estimated clinical costs for a single phase 1 safety study, followed by phase 2 and 3 studies for a single oncology indication; and sales and marketing costs, which were based on the costs required to field an oncology sales force and marketing group, including external costs required to promote an oncology product. The factors used to estimate the probability of success and the time to commercialization of a product candidate were based on standard industry averages for antibodies being developed for oncology indications. The results of our analysis indicated an estimated selling price for the licenses of approximately $39 million. The analysis used a weighted average cost of capital of 15% derived from returns on equity for comparable companies.

With respect to the research services, we considered the nature of the research services to be provided (basic translational research related to a pre-clinical, antibody-based technology) and the fact that other vendors could provide the research services. As a result, we concluded that third-party evidence of selling price existed for the research services deliverable. In supporting third-party evidence of selling price, we considered the nature of the research services, the rates charged by vendors in the marketplace for similar services and rates charged by us for other non-complex, pre-clinical research services in our other license and development agreements.

As the relative selling price of the license related to the RON antibodies and license to the RON index (the delivered items) exceeded the up-front consideration attributable to the deliverables of $7.0 million, the entire up-front payment was recognized as revenue upon delivery of the licenses during the three months ended June 30, 2011. We concluded that a change in the assumptions used to determine estimated selling price for the units of accounting would not have a significant effect on the allocation of arrangement consideration.

We record revenue related to research and development services as the services are delivered at the contractual rate, which approximates fair value for those services. Under the agreement, we received cash payments related to research and development services of $0.8 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, and recorded revenue of $0.7 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. We received cash payments related to up-front license fees, reimbursable payments, and the purchase of equity of $0.5 million and $15.5 million for the three and nine months ended September 30, 2011, respectively, and recorded revenue of $0.8 million and $8.0 million for the three and nine months ended September 30, 2011, respectively. We have not recognized any revenue related to milestones under this arrangement and do not expect to recognize any revenue related to milestones in the future as a result of the termination of the agreement effective December 6, 2012.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., which we collectively refer to herein as Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. Under the agreement, we are responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. Within a specified time period after we complete this phase 2 clinical trial and deliver to Biogen Idec a detailed data package containing the results thereof, Biogen Idec may elect to obtain (1) a co-exclusive (with us) worldwide license, including the right to grant sublicenses, under our relevant intellectual property to develop and manufacture ErbB3 antibody products, and (2) an exclusive license, including the right to grant sublicenses, under our relevant intellectual property, to commercialize ErbB3 antibody products in all countries in the world other than North America. We retain the exclusive right to commercialize ErbB3 antibody products in North America.

We account for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, worldwide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than North America. We determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required our experience to advance development of the product. As such, we determined that the agreement should be accounted for as one unit of accounting.

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

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI. This strategic partnership is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. The research program portion of our strategic partnership with OSI, which concluded in June 2011, focused on the development of proprietary target-driven tumor models for use in target validation, drug screening and biomarker identification to support OSI’s drug discovery and development activities. In connection with the terms of our agreement, OSI elected to obtain exclusive rights, with the right to grant sublicenses, under certain aspects of our intellectual property, to research, develop, make, sell and import drug products and associated diagnostics identified and/or validated under the agreement. OSI has sole responsibility and is required to use commercially reasonable efforts to develop and commercialize drugs and associated diagnostics directed to the targets to which it has obtained rights. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. Further, as part of our expanded strategic partnership, we granted OSI an option to receive non-exclusive perpetual rights to certain elements of our Human Response Platform, including the right to obtain certain of our tumor models and tumor archives.

In September 2007, OSI paid us an up-front payment of $7.5 million, which was recognized as revenue through July 2011. OSI also paid us $2.5 million for the first year of research program funding, which was recognized as revenue over the performance period and, thereafter, made sponsored research payments of $625,000 per quarter through July 2009. In addition, OSI purchased 1,833,334 shares of our series C convertible preferred stock, at a per share price of $3.00, resulting in gross proceeds to us of $5.5 million. We determined that the price paid of $3.00 per share by OSI represented a premium of $0.50 over the price per share for shares of our series D convertible preferred stock sold in April 2007; accordingly, we recognized the premium of $917,000 as additional license revenue on a straight-line basis through July 2011. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series C convertible preferred stock were converted into one share of common stock.

In July 2009 under the amended agreement, OSI paid us an up-front payment of $5.0 million, which was recognized as revenue ratably through July 2011. OSI also agreed to fund research costs through June 30, 2011. In addition, OSI purchased 3,750,000 shares of our series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $15.0 million. We determined that the price of $4.00 per share paid by OSI represented a premium of $1.04 per share over the fair value of the series E convertible preferred stock of $2.96 as calculated by us in our retrospective stock valuation; accordingly, we recognized the premium of $3.9 million as additional license revenue ratably through July 2011. In connection with the initial public offering we consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

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

Under the July 2009 expanded agreement, if all applicable milestones are achieved, all remaining payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $140.0 million, comprised of approximately (i) $25.7 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) $62.0 million in substantive milestone payments upon achievement of specified regulatory milestone events, (iii) $52.5 million in milestone payments upon the achievement of specified sales events, and (iv) $250,000 in a patent-related milestone payment. In addition, we are eligible to receive up to $24.0 million in biomarker-related milestones.

In March 2011, we earned $1.5 million related to deliverables and research milestones under the agreement. In May 2012, we earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and we also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies.

The next milestone payment that we may receive pursuant to this agreement is a $2.0 million clinical and development milestone for phase 1 clinical trial dosing. We do not expect to achieve this milestone in the near future. The next regulatory milestone payment we may receive pursuant to this agreement is $7.0 million to be achieved for the filing of an NDA with the FDA. We do not expect to achieve this milestone in the near future.

All milestone payments earned prior to July 2011 were for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines. These milestones were not considered to be substantive and at risk, therefore, the milestone payments were deferred and were recognized on a straight-line basis over the remaining estimated period of substantial involvement, which ended in July 2011. Upon commercialization of products which were part of the research program under the agreement, we are eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees.

Schering-Plough Corporation (now Merck)

In March 2007, we entered into an agreement with Schering-Plough Corporation (now Merck & Co., Inc., or Merck), through its subsidiary Schering Corporation, acting through its Schering-Plough Research Institute division, under which we granted Merck exclusive, worldwide rights to develop and commercialize all of our monoclonal antibody antagonists of HGF, including ficlatuzumab, for therapeutic and prophylactic use in humans and for veterinary use. We also granted Merck an exclusive, worldwide license to related biomarkers for diagnostic use. Merck was responsible for all costs related to the clinical development of ficlatuzumab and clinical and commercial manufacturing.

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

In March 2011, in connection with the transition of responsibility for the ficlatuzumab program from Merck back to us, we made a $10.2 million payment to Merck for the purchase of a supply of ficlatuzumab to support ongoing clinical studies. We took title to all of this inventory as of September 30, 2011 and expensed the full $10.2 million related to this inventory during the nine months ended September 30, 2011.

Financial Overview

Revenue

To date, we have not generated any revenue from product sales. All of our revenue to date has been derived from license fees, milestone payments, and research and development payments received from our strategic partners.

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments received under our strategic partnerships, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales until the second half of 2013 at the earliest. If we or our strategic partners fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials, as well as commercial materials prior to our anticipated launch of tivozanib;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for, and milestone payments related to, in-licensed products and technology;

•	stock-based compensation expense;

•	costs associated with outsourced development activities, regulatory approvals and medical affairs; and

•	costs associated with external research facilities.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to continue to expend considerable resources on our research and development expenses as we seek to complete development of our most advanced product candidate, tivozanib, and to further advance our phase 1 product candidate, AV-203, as well as certain earlier-stage research projects. We expect that our research and development expenses will increase over the next year primarily as a result of milestone payments that we expect to make with respect to the development of tivozanib, including milestone payments upon the acceptance of our NDA filing and our regulatory filing with the EMA, as well as milestone payments due upon FDA approval.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as lab supplies, to each program based on the personnel resources allocated to such program. Facility costs, depreciation, stock-based compensation, research and development management and research and development support services are not allocated and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Tivozanib	$7,580	$8,527	$26,759	$41,236
Ficlatuzumab	3,163	3,611	11,387	20,581
AV-203	1,753	2,296	7,008	4,584
Antibody pipeline	2,306	1,515	6,049	4,727
Platform collaborations	425	621	1,239	2,129
Other research and development	277	373	693	879
Overhead	5,595	3,155	14,190	9,057

Total research and development expenses	$21,099	$20,098	$67,325	$83,193

Tivozanib

We recently submitted an NDA to the FDA seeking approval for tivozanib in patients with advanced RCC, after announcing, earlier in 2012, detailed data from our global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar, an approved therapy, for first-line treatment in advanced RCC, which we refer to as the TIVO-1 study. The TIVO-1 study was conducted in patients with advanced clear cell RCC who had undergone a prior nephrectomy (kidney removal) and who had not received any prior VEGF- and mTOR-targeted therapy. We are also evaluating tivozanib in multiple clinical trials including BATON-RCC, a phase 2 exploratory biomarker study in patients with advanced RCC which completed enrollment in early 2012, BATON-CRC, a phase 2 clinical trial being conducted by our partner, Astellas, to evaluate tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC, and BATON-BC, a phase 2 clinical trial evaluating the efficacy of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer who have received no prior systemic therapy, for which we plan to initiate enrollment in the fourth quarter of 2012. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $7.5 million and $8.5 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended September 30, 2012 and 2011, respectively, and $22.9 million and $20.8 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the nine months ended September 30, 2012 and 2011, respectively. Upon entering into our license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone payment in connection with the initiation of our phase 3 clinical trial of tivozanib. We may also be required to make up to an aggregate of $50.0 million in milestone payments to KHK upon the achievement of specified regulatory milestones. Further, we are required to pay KHK tiered royalty payments on net sales we make of tivozanib in North America, which range from the low to mid-teens as a percentage of net sales. In connection with the execution of our collaboration agreement with Astellas, we paid KHK 30% of the license fee received from Astellas and are required to pay certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. In the first quarter of 2011, we recorded $22.5 million of expense for amounts owed to KHK related to the up-front license payment received under the collaboration agreement with Astellas.

Ficlatuzumab

We have completed a phase 1 clinical trial of ficlatuzumab, and in October 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate or PFS. Given that our current priority is the anticipated registration and planned commercialization of tivozanib, we intend to focus our efforts on further ficlatuzumab development through external collaborations.

In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. The agreement terminated on December 27, 2010. We recorded revenue and expenses on a gross basis under this arrangement. We earned an $8.5 million milestone payment from Merck upon initiation of the phase 2 clinical trial in the second quarter of 2010. As of the December 27, 2010 date of termination of the collaboration agreement, we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab. In connection with the transition of responsibility for the ficlatuzumab program, we purchased supply of ficlatuzumab from Merck for $10.2 million to support ongoing clinical trials of ficlatuzumab. We took title to all of this material as of September 30, 2011 and, pursuant to the provisions of ASC 730, recognized this amount as research and development expense during the nine months ended September 30, 2011.

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

AV-203

Through our anti-ErbB3 antibody program, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including in breast, prostate and pancreatic cancers. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned an additional $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study. During 2011, we commenced manufacturing of AV-203 for our phase 1 clinical trial. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of any candidate identified from this program, including AV-203.

Platform Collaborations

On September 7, 2012, we received notice from Centocor of termination of the license agreement, effective on December 6, 2012, at which point all rights to and the responsibility for future research and development of the RON antibody program will return to us. Centocor has been funding certain research, including translational research studies using our proprietary Human Response Platform to identify biomarkers for patients most likely to benefit from treatment with RON targeted antibodies. The related expenses are captured as a cost of the agreement with Centocor. We also performed research services for OSI using our Human Response Platform under a collaboration and license agreement with OSI that concluded in July 2011. The related expenses, including personnel and related expenses, were captured as a cost of the agreement with OSI Pharmaceuticals. Expenses incurred under these agreements with Centocor and OSI were fully supported by the revenue from these agreements.

Antibody Pipeline

The expenses related to our antibody pipeline are expected to decrease as a result of our strategic decision to prioritize certain of our current product candidates already in clinical trials. Future research and development costs for our antibody pipeline are not reasonably certain because such costs are dependent on a number of variables, including the success of preclinical studies on these antibodies and the identification of other potential candidates.

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise additional capital in the future in order to commercialize tivozanib and to fund the development of AV-203 and our other product candidates.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. We recorded net income for the first time during the three months ended March 31, 2011. We utilized certain of our net operating loss carryforwards to offset taxable income, which resulted in an effective tax rate of 0% for the year ended December 31, 2011. As of September 30, 2012, we are projecting an ordinary loss for the year ended December 31, 2012, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

The following table summarizes the results of our operations for each of the three months ended September 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenue	$1,018	$3,585	$(2,567)	(72)%
Operating expenses:
Research and development	21,099	20,098	1,001	5%
General and administrative	9,300	6,582	2,718	41%

Total operating expenses	30,399	26,680	3,719	14%

Loss from operations	(29,381)	(23,095)	(6,286)	27%
Other income, net	46	62	(16)	(26)%
Interest expense	(888)	(953)	65	(7)%
Interest income	101	168	(67)	(40)%

Net loss	$(30,122)	$(23,818)	$(6,304)	(26)%

The following table sets forth revenue for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
Strategic Partner:
Centocor	695	794	(99)	(12)%
Biogen Idec	216	216	—	—
Astellas	107	107	—	—
OSI	—	2,468	(2,468)	(100)%

	$1,018	$3,585	$(2,567)	(72)%

Revenue. Revenue for the three months ended September 30, 2012 was $1.0 million compared to $3.6 million for the three months ended September 30, 2011, a decrease of approximately $2.6 million or 72%. The decrease in revenue is primarily due to revenue recognized in the third quarter of 2011 under our collaboration agreement with OSI that did not recur during the third quarter of 2012. Revenue for the third quarter of 2012 related to research funding under our collaboration agreement with Centocor, and amortization of previously deferred revenue associated with our collaboration agreements with Astellas and Biogen Idec.

Research and development. Research and development expenses for the three months ended September 30, 2012 were $21.1 million compared to $20.1 million for the three months ended September 30, 2011, an increase of $1.0 million or 5%. The increase is primarily attributable to an increase of $2.8 million in salaries, benefits and contract labor mainly due to an increase in personnel supporting development activities; a $1.8 million filing fee related to the submission of our NDA to the FDA; a $1.4 million increase in facility costs primarily due to our future headquarters at 650 East Kendall Street in Cambridge, Massachusetts; a decrease of $1.0 million in reimbursements to us by Astellas for tivozanib development costs; a $0.5 million increase in consulting costs primarily related to the development of tivozanib; a net increase in licensing costs of $0.4 million; and an increase of $0.3 million in stock-based compensation expense. These increases are partially offset by a decrease in clinical trial costs of $5.4 million primarily related to tivozanib; a decrease of $1.8 million in manufacturing costs related primarily to tivozanib and AV-203; and a $0.4 million decrease in medical affairs activities.

General and administrative. General and administrative expenses for the three months ended September 30, 2012 were $9.3 million compared to $6.6 million for the three months ended September 30, 2011, an increase of $2.7 million or 41%. The increase is primarily the result of an increase of $1.0 million in costs for pre-commercialization activities related to tivozanib; a $1.0 million increase in salaries, benefits and other hiring costs due to an overall increase in personnel as we increase headcount in advance of the potential launch of tivozanib; and a $0.4 million increase in facility costs primarily due to our future headquarters at 650 East Kendall Street. These increases were partially offset by an increase of $0.2 million in the reimbursement to us by Astellas of tivozanib pre-commercialization activities.

Other income, net. Other income, net for the three months ended September 30, 2012 was $46,000 compared to $62,000 for the three months ended September 30, 2011, a decrease of $16,000. Other income for the three months ended September 30, 2012 is primarily due to foreign exchange rate gains.

Interest expense. Interest expense for the three months ended September 30, 2012 was $0.9 million compared to $1.0 million for the three months ended September 30, 2011. Interest expense is related to our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended September 30, 2012 was $101,000 compared to $168,000 for the three months ended September 30, 2011, a decrease of $67,000. The decrease in interest income is primarily due to a lower average cash balance during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table summarizes the results of our operations for each of the nine months ended September 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenue	$3,755	$163,753	$(159,998)	(98)%
Operating expenses:
Research and development	67,325	83,193	(15,868)	(19)%
General and administrative	27,469	22,181	5,288	24%

Total operating expenses	94,794	105,374	(10,580)	(10)%

Income (loss) from operations	(91,039)	58,379	(149,418)	(256)%
Other income, net	279	17	262	1,541%
Interest expense	(2,613)	(2,911)	298	(10)%
Interest income	459	332	127	38%

Net income (loss)	$(92,914)	$55,817	$(148,731)	(266)%

The following table sets forth revenue for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
Strategic Partner:
Astellas	$322	$120,468	$(120,146)	(100)%
OSI	1,000	29,576	(28,576)	(97)%
Centocor	1,765	8,037	(6,272)	(78)%
Biogen Idec	648	5,648	(5,000)	(89)%
Other	20	24	(4)	(17)%

	$3,755	$163,753	$(159,998)	(98)%

Revenue. Revenue for the nine months ended September 30, 2012 was $3.8 million compared to $163.8 million for the nine months ended September 30, 2011, a decrease of approximately $160.0 million or 98%. The decrease was primarily due to revenue recognized during the first nine months of 2011 that did not recur during the first nine months of 2012, including $120.2 million in revenue in conjunction with the up-front payment associated with our collaboration agreement with Astellas, which we entered into in the first quarter of 2011, as well as $29.6 million in revenue from OSI primarily related to its exercise of an option to acquire certain rights to our technology platform; $7.0 million in revenue recognized in connection with the up-front license payment from Centocor related to the RON program; and $5.0 million in revenue recognized in connection with the Biogen Idec milestone payment related to achieving the GLP toxicology initiation milestone. Revenue for the first nine months of 2012 primarily related to milestones achieved under our collaboration agreement with OSI, research funding under our collaboration agreement with Centocor, and amortization of previously deferred revenue associated with our collaboration agreements with Astellas and Biogen Idec.

Research and development. Research and development expenses for the nine months ended September 30, 2012 were $67.3 million compared to $83.2 million for the nine months ended September 30, 2011, a decrease of $15.9 million or 19%. The decrease is primarily attributable to a net decrease in licensing costs of $21.9 million due primarily to a $22.5 million expense recorded during the first quarter of 2011 in connection with our obligations to KHK related to the up-front license payment received from Astellas; a decrease of $6.8 million in manufacturing costs related primarily to the purchase of supply of ficlatuzumab during 2011 from Merck to support ongoing clinical studies; a decrease in clinical trial costs of $5.6 million; and an increase of $2.1 million in reimbursements to us by Astellas for tivozanib development costs. These amounts were partially offset by an increase of $9.7 million in salaries, benefits and contract labor mainly due to an increase in personnel primarily supporting development activities; a $2.4 million increase in facility costs due to additional leased space at 12 Emily Street and 650 East Kendall Street; a $1.8 million filing fee related to the submission of our NDA to the FDA; a $1.5 million increase in consulting costs primarily related to the development of tivozanib; an increase of $1.2 million in costs related to medical affairs activities; a $1.0 million increase in stock-based compensation; and an increase in travel costs of $0.8 million.

General and administrative. General and administrative expenses for the nine months ended September 30, 2012 were $27.5 million compared to $22.2 million for the nine months ended September 30, 2011, an increase of $5.3 million or 24%. The increase is primarily the result of an increase of $4.4 million in costs for pre-commercialization activities for tivozanib; a $3.5 million increase in salaries, benefits and other hiring costs due to an overall increase in personnel as we increase headcount in advance of the potential launch of tivozanib; a $0.8 million increase in stock-based compensation expense; and a $0.7 million increase in facility costs due to additional leased space at 12 Emily Street and 650 East Kendall Street. These amounts were partially offset by a net decrease in consulting costs of $3.6 million, primarily related to a $4.25 million payment to a financial advisor recorded in connection with the consummation of our collaboration agreement with Astellas during the first quarter of 2011; and an increase in the reimbursement of costs related to tivozanib pre-commercialization activities of $1.3 million.

Other income, net. Other income, net for the nine months ended September 30, 2012 was $279,000 compared to $17,000 for the nine months ended September 30, 2011, an increase of $262,000. The increase was primarily due to proceeds from a one-time sale of excess supplies during the nine months ended September 30, 2012.

Interest expense. Interest expense for the nine months ended September 30, 2012 was $2.6 million compared to $2.9 million for the nine months ended September 30, 2011, a decrease of 10%. The decrease in interest expense is due to a lower effective interest rate on the loan balance outstanding during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest income. Interest income for the nine months ended September 30, 2012 was $459,000 compared to $332,000 for the nine months ended September 30, 2011, an increase of $127,000 or 38%. The increase in interest income is primarily due to a higher return on investment capital during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of September 30, 2012, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $111.2 million from our follow-on offering of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of September 30, 2012, we had received an aggregate of $337.6 million in cash from our agreements with OSI, Biogen Idec, Astellas, Centocor and Eli Lilly and our three agreements with Merck, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of September 30, 2012, we had cash, cash equivalents and marketable securities of approximately $189.7 million. Currently, our funds are invested in money market funds, municipal bonds, asset-backed securities, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(82,358)	$46,358
Net cash provided by (used in) investing activities	150,182	(160,943)
Net cash provided by financing activities	2,797	114,707

	$70,621	$122

For the nine months ended September 30, 2012 and 2011, our operating activities (used) provided cash of $(82.4) million, and $46.4 million, respectively. The cash used by operations for the nine months ended September 30, 2012 was due primarily to our net loss adjusted for non-cash items. The cash provided by operations for the nine months ended September 30, 2011 was due primarily to our net income adjusted for non-cash items and offset by a decrease in deferred revenue of $11.9 million related to, in part, the recognition of previously deferred revenue related to OSI’s option exercise in November 2010 under our research and license agreement, as well as an increase in accounts receivable of $9.4 million primarily due from Astellas for reimbursement of development expenses.

For the nine months ended September 30, 2012 and 2011, our investing activities provided (used) cash of $150.2 million, and $(160.9) million, respectively. The cash provided by (used in) investing activities for the nine months ended September 30, 2012 and 2011 was primarily the net result of purchases of marketable securities partially offset by maturities and sales of marketable securities, in addition to purchases of property and equipment of $4.2 million and $1.8 million, respectively.

For the nine months ended September 30, 2012 and 2011, our financing activities provided $2.8 million and $114.7 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2012 was due to net proceeds of $3.7 million due to an increase in the principal amount of our loan with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $2.2 million, as well as proceeds from stock option exercises of $1.3 million. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to the sale and issuance of 6,352,119 shares of common stock at a price of $17.50 per share in our follow-on public offering in June 2011 with net proceeds of $104.2 million, the sale and issuance of 438,340 shares of common stock at a price of $17.11 per share in connection with the Centocor license agreement, as well as proceeds from stock option exercises of $2.6 million.

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

The loan is secured by a lien on all of our personal property, as of, or acquired after, the date of the loan agreement, except for intellectual property. As of September 30, 2012, the principal balance outstanding was $26.5 million.

Operating Capital Requirements. Assuming we obtain requisite regulatory approvals, we anticipate commencing the commercialization of tivozanib for advanced RCC in the second half of 2013 at the earliest. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to build commercial capabilities for and potentially commercialize tivozanib for advanced RCC, continue to advance our clinical trial programs for tivozanib and AV-203, fund certain external development opportunities for ficlatuzumab, develop our antibody pipeline and expand our corporate infrastructure.

We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding, anticipated product revenue from tivozanib, as well as milestone payments that we expect to receive under our existing strategic partnership and license agreements, including milestone payments upon the acceptance of our NDA filing and our regulatory filing with the EMA for tivozanib, as well as milestone payments due upon FDA approval for tivozanib, will allow us to fund our operating plan through 2013.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 7, 2012.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of September 30, 2012, we had cash and cash equivalents and marketable securities of $189.7 million, consisting of money market funds, municipal bonds, asset-backed securities, and corporate debt, including commercial paper. As of December 31, 2011, we had cash and cash equivalents and marketable securities of $275.4 million, consisting of money market funds, U.S. government agency securities, a foreign government bond, an asset-backed security, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. We currently have a loan outstanding with affiliates of Hercules Technology Growth in the aggregate principal amount of $26.5 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of September 30, 2012, we would have a decrease in future cash flows of approximately $252,000 over the next twelve month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

We are dependent on the success of our lead drug candidate, tivozanib, for which we recently submitted a New Drug Application.

To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. We have announced detailed data from our phase 3 registration clinical trial for tivozanib for the treatment of first-line advanced RCC, referred to as TIVO-1, and are conducting additional clinical trials in RCC and other disease indications, many of which focus on tivozanib in combination with other known anti-cancer agents. In September 2012, we submitted a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, seeking marketing approval of tivozanib for the treatment of advanced RCC, and we expect that our partner, Astellas, will submit a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, in 2013.

Our near-term prospects, including our ability to finance our company and to generate revenues, will depend heavily on the successful development and commercialization of tivozanib. All of our other potential product candidates are in earlier stages of research and development. We have recently announced a strategic restructuring whereby we plan to explore further development of ficlatuzumab and certain discovery assets through external collaborations and focus utilization of our Human Response Platform™ and discovery capabilities primarily on supporting the clinical development of tivozanib, as well as certain other novel antibody programs.

The clinical and commercial success of tivozanib will depend on a number of factors, including the following:

•

our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory agencies, tivozanib’s safety, efficacy and clinically meaningful benefit through current and future clinical and non-clinical trials, including without limitation, the TIVO-1 study;

•

timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities and, in particular, approval of our NDA and planned MAA seeking to market tivozanib for the treatment of RCC;

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

We have reported detailed data from our phase 3 clinical trial in which tivozanib demonstrated superiority over Nexavar in the primary endpoint of progression-free survival in patients with RCC. In September 2012, we submitted an NDA to the FDA seeking marketing approval of tivozanib for the treatment of advanced RCC. The FDA has advised us that the results of the phase 3 clinical trial will need to show not only that patients treated with tivozanib have a statistically significant improvement in progression-free survival as compared to patients treated with Nexavar, but also that the improvement in progression-free survival of patients treated with tivozanib is clinically meaningful in the context of the safety of the drug. It is not clear how much of an improvement in progression-free survival will be required in order for it to be deemed clinically meaningful in the context of the safety of the drug. The FDA and other regulatory authorities will have substantial discretion in evaluating the results of our phase 3 clinical trial, including with respect to what constitutes a clinically meaningful improvement in progression-free survival.

Overall survival is a key secondary endpoint in our phase 3 clinical trial. Based on our early discussions with the FDA, we do not expect the FDA to require that we show a statistically significant improvement in overall survival in patients treated with tivozanib in order to obtain approval by the FDA. An analysis of overall survival in TIVO-1 found that there is a trend toward better overall survival in patients randomized to Nexavar, most of whom received tivozanib as second line therapy due to the one-way crossover design of TIVO-1. The FDA has expressed concern regarding the overall survival trend in the TIVO-1 trial and has said that it will review these findings at the time of the NDA filing as well as during the review of the NDA.

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

If we do not obtain regulatory approval for our product candidates, our business will be adversely affected.

Any product candidate we seek to develop will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and that our production process yields a consistent and stable product. This process can take many years to complete, requiring the expenditure of substantial resources with highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. There can be no assurance that we will demonstrate the required safety and efficacy to advance our research and development programs and/or obtain regulatory approvals for any of our product candidates. If any of our product candidates are not shown to be safe and effective in humans through clinical trials, we and/or our strategic partners will not be able to obtain regulatory approval for such product candidate, and the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on our business, financial condition and results of operations.

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

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of tivozanib, an element of our strategy is to discover, develop and commercialize novel antibody-based products. We are seeking to do so through our internal research programs and intend to explore strategic partnerships for the development of new products. All of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $92.9 million during the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of $298.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we execute our plan to expand our development and commercialization activities, including planned development activities and commercialization of our lead product candidate, tivozanib, and the continued clinical development of our phase 1 product candidate, AV-203.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of tivozanib, for which we share expenses with Astellas, a phase 2 clinical trial of ficlatuzumab and a phase 1 clinical trial of AV-203, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib and certain other existing antibody programs. These expenditures will include costs associated with research and development, conducting preclinical and clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash and cash equivalents, marketable securities, committed research and development funding, anticipated product revenue from tivozanib, assuming regulatory approval and successful commercialization, as well as milestone payments that we expect to receive under our existing strategic partnership and license agreements, will allow us to fund our operating plan through 2013. However, the milestone payments we expect to receive are subject to uncertainties as we may be unable to obtain approval from the FDA or EMA of our regulatory filings within the time periods that we anticipate and we may ultimately be unable to obtain regulatory approval of, or commercialize, tivozanib for use in the treatment of advanced RCC or any other indication. In addition, our operating plan may change as a result of many factors currently unknown to us. Our future capital requirements depend on many factors, including:

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

Furthermore, we recently announced a strategic restructuring, with a corresponding reduction in the scope of certain of our research and development activities and associated resources. We may not be able to successfully implement this restructuring strategy and we may not realize the planned cost savings benefits of our restructuring, which would also impact our future capital requirements.

We anticipate seeking additional funds in the nearer term, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

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

A substantial portion of our future revenues may be dependent upon our strategic partnerships.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our product candidates. We currently expect that a substantial portion of our future revenues may be dependent upon our strategic partnership with Astellas. Under this strategic partnership, Astellas has significant development and commercialization responsibilities with respect to tivozanib. If any of our strategic partners were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements with us, our future revenues could be negatively impacted and the development and commercialization of product candidates could be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under our partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

For a discussion of additional risks that we face with respect to our strategic partnership agreements, see “—If any of our current strategic partners fails to perform its obligations or terminates its agreement with us, the development and commercialization of the product candidates under such agreement could be delayed or terminated and our business could be substantially harmed” beginning on page 54.

Fluctuations in our quarterly operating results could adversely affect the price of our common stock.

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development costs relating to tivozanib, ficlatuzumab and AV-203;

•	the level of expenses incurred in connection with planned pre-commercialization activities for tivozanib;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement; and

•	compliance with regulatory requirements.

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

At September 30, 2012, we had $189.7 million of cash, cash equivalents and marketable securities consisting of money market funds, municipal bonds, asset-backed securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic downturn.

Risks Related to Our Business and Industry

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize with our strategic partners or on our own will compete with existing, market-leading products. For example, we anticipate that tivozanib, if approved for the treatment of advanced RCC, would compete with angiogenesis inhibitors and mTOR inhibitors that are currently approved for the treatment of advanced RCC, such as Avastin, marketed by Roche Laboratories, Inc., Nexavar, marketed by Onyx Pharmaceuticals, Inc. and Bayer HealthCare AG, Sutent, Inlyta and Torisel, marketed by Pfizer Inc., Votrient, marketed by GlaxoSmithKline plc, Afinitor, marketed by Novartis Pharmaceuticals Corporation, and other therapies in development.

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

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including tivozanib, among physicians, patients, healthcare payors and, in the cancer market, acceptance by the major operators of cancer clinics.

Even if tivozanib, or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of any products for which we receive approval depends on a number of factors, including:

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

In addition to our current strategic partnerships, a part of our strategy is to enter into additional strategic partnerships in the future, including alliances with major biotechnology or pharmaceutical companies. For example, we recently announced that in connection with a strategic restructuring of our business, we plan to explore further development of ficlatuzumab and certain discovery assets through external collaborations. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

We also expect to rely upon third parties to produce materials required for the clinical and commercial production of any other product candidates, including AV-203, our phase 1 candidate. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such other product candidates or market them.

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

•	actual or anticipated results from and any delays in our clinical trials;

•	results of regulatory reviews relating to the approval of our product candidates;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	announcements by us of material developments in our business, financial condition and/or operations;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;

•	additions or departures of key scientific or management personnel;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;

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

To our knowledge, as of September 30, 2012, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 46% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2012. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

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

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund our existing and future clinical trials for tivozanib and certain other existing antibody programs, as well as pre-commercialization activities for tivozanib, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 8, 2012	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.