Form 10-Q
period 2013-03-31
AVEO PHARMACEUTICALS INC
filed 2013-05-10
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2013: 51,885,668

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$85,898	$76,134
Marketable securities	105,736	84,468
Accounts receivable	9,181	20,649
Prepaid expenses and other current assets	9,744	9,430

Total current assets	210,559	190,681
Property and equipment, net	13,331	12,867
Other assets	367	321
Restricted cash	3,558	3,600

Total assets	$227,815	$207,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,083	$10,628
Accrued expenses	18,067	19,543
Loans payable, net of discount	9,384	6,809
Deferred revenue	1,294	1,294
Deferred rent	918	856

Total current liabilities	37,746	39,130
Loans payable, net of current portion and discount	16,731	19,228
Deferred revenue, net of current portion	18,067	18,391
Deferred rent, net of current portion	12,851	10,544
Other liabilities	1,238	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 51,848 and 43,780 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	52	44
Additional paid-in capital	495,461	439,173
Accumulated other comprehensive income (loss)	14	(19)
Accumulated deficit	(354,345)	(320,260)

Total stockholders’ equity	141,182	118,938

Total liabilities and stockholders’ equity	$227,815	$207,469

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Collaboration revenue	$323	$860

Operating expenses:
Research and development	20,962	24,776
General and administrative	12,449	8,983
Restructuring	67	—

	33,478	33,759

Loss from operations	(33,155)	(32,899)

Other income and expense:
Other (expense) income, net	(101)	299
Interest expense	(870)	(845)
Interest income	41	199

Other expense, net	(930)	(347)

Net loss	$(34,085)	$(33,246)

Net loss per share – basic and diluted	$(0.69)	$(0.77)

Weighted average number of common shares outstanding	49,380	43,254

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(34,085)	$(33,246)
Other comprehensive income:
Unrealized gains on available-for-sale securities	7	231
Foreign currency translation adjustment	26	(4)

Comprehensive loss	$(34,052)	$(33,019)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 30,
	2013	2012
Operating activities
Net loss	$(34,085)	$(33,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	546
Net loss on disposal of fixed assets	50	—
Stock-based compensation	2,588	2,202
Non-cash interest expense	81	135
Amortization of premium on investments	339	785
Changes in operating assets and liabilities:
Accounts receivable	11,468	(2,279)
Prepaid expenses and other current assets	(317)	2,565
Other noncurrent assets	(46)	23
Restricted cash	42	—
Accounts payable	(2,545)	(1,349)
Accrued expenses	(2,128)	333
Deferred revenue	(324)	(323)
Deferred rent	2,369	(18)

Net cash used in operating activities	(21,608)	(30,626)
Investing activities
Purchases of property and equipment	(762)	(1,107)
Purchases of marketable securities	(48,951)	(34,074)
Proceeds from maturities and sales of marketable securities	27,351	93,687

Net cash (used in) provided by investing activities	(22,362)	58,506
Financing activities
Proceeds from issuance of common stock, net of issuance costs	53,638	—
Proceeds from exercise of stock options and issuance of common and restricted stock	70	183
Proceeds from refinancing of loans payable	—	3,672
Principal payments on loans payable	—	(2,172)

Net cash provided by financing activities	53,708	1,683

Net increase in cash and cash equivalents	9,738	29,563
Effect of exchange rate changes on cash and cash equivalents	26	(4)
Cash and cash equivalents at beginning of period	76,134	43,506

Cash and cash equivalents at end of period	$85,898	$73,065

Supplemental cash flow and noncash investing and financing
Cash paid for interest	$788	$731
Cash paid for income taxes	$—	$—

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

Tivozanib, the Company’s lead product candidate, which the Company partnered with Astellas Pharma Inc. and its wholly-owned direct subsidiaries (“Astellas”), is a potent, selective, long half-life inhibitor of all three vascular endothelial growth factor (“VEGF”) receptors which is designed to optimize VEGF blockade while minimizing off-target toxicities. In 2012, the Company announced detailed data from its global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment in advanced RCC (the “TIVO-1” study). On November 27, 2012, the U.S. Food and Drug Administration (the “FDA”) accepted for filing the Company’s New Drug Application, (“NDA”) for tivozanib with the proposed indication for the treatment of patients with advanced renal cell carcinoma (“RCC”). On May 2, 2013, the FDA’s Oncologic Drugs Advisory Committee (the “ODAC”), which provides the FDA with independent expert advice and recommendations, reviewed the Company’s NDA for tivozanib and voted 13 to 1 that the application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. Given the ODAC’s determination, as well as the position taken by the FDA at the ODAC meeting, it is now significantly more likely that the FDA will make an adverse determination with respect to the Company’s current NDA and there is an increased probability that the FDA will conclude that an additional trial or trials are needed before marketing approval for tivozanib can be granted, if it is granted at all. The FDA’s review of the NDA is expected to be complete by July 28, 2013 according to the timelines established by the Prescription Drug User Fee Act (“PDUFA”). In view of the current FDA-related uncertainities with respect to the NDA for tivozanib to treat advanced RCC, the Company and Astellas, are evaluating the clinical and regulatory path forward for tivozanib, including Astellas’ decision as to whether to submit a Marketing Authorization Application (“MAA”) for RCC to the European Medicines Agency (“EMA”).

The Company also has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate that is currently in phase 2 clinical development, and AV-203, a monoclonal antibody that targets the ErbB3 receptor, which the Company has partnered with Biogen Idec, Inc. Both ficlatuzumab and AV-203 were derived from the Company’s Human Response Platform™, a novel method of building preclinical models of human cancer. As used throughout these consolidated financial statements, the term “AVEO,” refers to AVEO Pharmaceuticals, Inc. and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

The Company has generated an accumulated deficit as of March 31, 2013 of approximately $354.3 million since inception, and will require substantial additional capital for research and the development of tivozanib, ficlatuzumab, AV-203 and its other antibody programs. The Company believes that its existing cash, cash equivalents, and marketable securities are sufficient to fund its operations through at least the next twelve months.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2013, and for the three months ended March 31, 2013 and 2012, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities, research-related overhead, clinical trial costs, manufacturing costs and costs of other contracted services, license fees, and other external costs.

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of Accounting Standards Codification (“ASC”) 730, Research and Development (“ASC 730”).

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2013 and December 31, 2012 consisted of money market funds, asset-backed commercial paper, and corporate debt securities, including commercial paper, maintained by an investment manager.

Marketable Securities

Marketable securities at March 31, 2013 consisted of municipal bonds, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2012 consisted of municipal bonds, asset-backed commercial paper, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three months ended March 31, 2013 and 2012.

Available-for-sale securities at March 31, 2013 and December 31, 2012 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013:
Corporate debt securities	$74,117	$17	$(6)	$74,128
Municipal bonds	10,250	—	—	10,250
Asset-backed securities	21,355	3	—	21,358

	$105,722	$20	$(6)	$105,736

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012:
Corporate debt securities	$58,751	$16	$(11)	$58,756
Municipal bonds	10,545	—	—	10,545
Asset-backed securities	6,359	—	—	6,359
Asset-backed commercial paper	8,806	2	—	8,808

	$84,461	$18	$(11)	$84,468

The aggregate fair value of securities in an unrealized loss position for less than 12 months at March 31, 2013 was $38.1 million, representing ten securities. There were no securities that were in an unrealized loss position for greater than 12 months at March 31, 2013. The unrealized loss was caused by a temporary change in the market for those securities primarily caused by changes in market interest rates. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at March 31, 2013 and December 31, 2012 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
March 31, 2013:
Corporate debt securities	$32,401	$(6)
Asset-backed securities	5,721	—

	$38,122	$(6)

December 31, 2012:
Corporate debt securities	$29,806	$(11)
Asset-backed securities	6,359	—

	$36,165	$(11)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at March 31, 2013.

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2013 or December 31, 2012.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities recorded at fair value that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$38,321	$37,300	$—	$75,621
Marketable securities	—	105,736	—	105,736

	$38,321	$143,036	$—	$181,357

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$51,182	$18,121	$—	$69,303
Marketable securities	—	84,468	—	84,468

	$51,182	$102,589	$—	$153,771

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable and accounts payable, approximate their fair values at March 31, 2013 and December 31, 2012.

The fair value of the Company’s loans payable at March 31, 2013, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $26.6 million and is considered a level 2 fair value measurement. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company has not recognized any impairment losses through March 31, 2013.

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

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Weighted average options outstanding	5,393	4,329
Weighted average warrants outstanding	10	10

	5,403	4,339

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based payments. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods based on their grant date fair values as calculated using the measurement and recognition provisions of ASC 718. During the three months ended March 31, 2013 and 2012, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Research and development	$1,114	$949
General and administrative	1,474	1,253

Total stock-based compensation expense	$2,588	$2,202

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, principally in the United States. The Company has $1.2 million of gross assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and presented this information in the condensed consolidated financial statements. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 11, 2013. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2013 that had a material effect on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2013 through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma

On February 16, 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas plan to develop and commercialize tivozanib, the Company’s product candidate currently in phase 3 clinical development, for the treatment of a broad range of cancers, including RCC, breast and colorectal cancers. For a discussion of recent regulatory developments relating to the planned development and commercialization of tivozanib for its lead indication in advanced RCC, see “Footnote 10—Subsequent Events.” In view of the FDA-related uncertainties described therein, the Company and Astellas are currently evaluating the clinical and regulatory path forward for tivozanib, including Astellas’ decision as to whether to submit a MAA for RCC to the EMA.

Under the terms of the Astellas Agreement, the Company and Astellas share responsibility for continued development and commercialization of tivozanib in the United States, Canada and Mexico (“North America”) and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

If tivozanib is approved by applicable regulatory agencies, the Company will have lead responsibility for formulating the commercialization strategy for North America under the joint commercialization plan, with each of the Company and Astellas responsible for conducting 50% of the sales efforts and medical affairs activities in North America. Astellas will have lead responsibility for commercialization activities in Europe under the joint commercialization plan, with each of the Company and Astellas responsible for conducting 50% of the medical affairs activities in the major European countries. All costs associated with each party’s conduct of development and commercialization activities (including clinical manufacturing and commercial manufacturing costs, if any) in North America and Europe, and any resulting profits or losses, are shared equally between the parties.

        Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, the Company received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of the NDA filing for tivozanib. The milestone was considered substantive and revenue was recognized upon achievement of the milestone. The Company is also eligible to receive from Astellas an aggregate of approximately $1.3 billion in potential future milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $475 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $75 million in milestone payments in connection with specified regulatory filings and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to the Company upon initiation of its next phase 3 clinical trial of tivozanib in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials, and the Company may need to undertake further trials that do not result in any milestone payments coming due. A potential significant near-term regulatory milestone is acceptance by the EMA of the first filing of a MAA ($15 million), if Astellas elects to submit a MAA to the EMA. In addition, if tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to the Company tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $6.3 million and $8.0 million during the three months ended March 31, 2013 and 2012, respectively. The Company also reduced general and administrative expense by $1.3 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $7.2 million at March 31, 2013.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering that the Company and Astellas plan to develop tivozanib in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at each reporting period. The Company recorded approximately $107,000 of revenue associated with the Royalty Territory Deliverable during each of the three month periods ended March 31, 2013 and 2012.

The Company believes the clinical and development and regulatory milestones that may be achieved under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas arrangement during the three months ended March 31, 2013 or 2012.

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

Under the terms of the agreement, Biogen Idec paid the Company an up-front cash payment of $5.0 million in March 2009, which is being amortized over the Company’s period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. The Company earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone that the Company may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the near future. The Company did not earn any milestones under the Biogen arrangement during the three months ended March 31, 2013 or 2012.

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay the Company royalties on Biogen Idec’s sales of ErbB3 antibody products in its territory, and the Company will pay Biogen Idec royalties on the Company’s sale of ErbB3 antibody products in North America.

Under the agreement, the Company recorded revenue of $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

OSI Pharmaceuticals Inc.

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI, which provided for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. In July 2009, the Company and OSI expanded the strategic partnership, and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and the Company’s proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives. In November 2010, OSI exercised its option under the July 2009 expanded agreement providing the right for OSI to license certain elements of the Company’s proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. The Company received $12.5 million of upfront payments from OSI and research funding payments on a quarterly basis that were recognized as revenue through July 2011. In addition, OSI purchased 1,833,334 shares of the Company’s Series C Convertible Preferred Stock and 3,750,000 shares of the Company’s Series E Convertible Preferred Stock that were converted into shares of common stock upon the Company’s initial public offering. The Company determined that both equity issuances included a premium, which was recognized as additional license revenue through July 2011. The Company completed the transfer of the relevant technology to OSI in July 2011. The Company recognized $25.0 million relating to the option exercise by OSI over the technology transfer period, which was completed in July 2011.

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

The Company has not recognized any revenue related to milestones under this arrangement and does not expect to recognize any revenue related to milestones in the future as a result of the termination of the agreement effective December 6, 2012. Under the agreement, the Company received cash payments related to research and development services of $0.7 million for the three months ended March 31, 2012, and recorded revenue of $0.5 million for the three months ended March 31, 2012.

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

Under the KHK Agreement, the Company may be required to (i) make future milestone payments upon the achievement of specified regulatory milestones in the United States, (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib, and (iii) pay 30% of certain amounts the Company receives under the Astellas Agreement in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory related to tivozanib, including up-front license fees, milestone payments and royalties the Company may receive from Astellas (including a potential $4.5 million milestone payable to KHK in connection with the acceptance by the EMA of the filing of a MAA and $9.0 million to KHK in connection with the EMA granting marketing approval in Europe), other than amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations.

(5) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Clinical expenses	$6,225	$6,688
Salaries and benefits	3,021	6,015
Pre-commercialization expenses	2,499	924
Collaboration expenses	1,976	1,807
Medical affairs	1,776	583
Professional fees	327	430
Restructuring	276	1,653
Accrued interest	272	275
Other	1,695	1,168

	$18,067	$19,543

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was initially required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the Loan Agreement provided that such date would be extended under certain circumstances. During 2011, the Company triggered two possible extensions to the date from which principal payments were to be made and, as a result, the initial date for principal repayment was extended to January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company is required to begin repaying the aggregate principal balance was extended to April 1, 2013, at which point the Company began repaying such balance in 30 equal monthly installments. The Company accounted for this amendment as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

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

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement or upon the liens of the lenders on such collateral or upon the priority of such liens. Hercules Technology Growth also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of March 31, 2013, there have been no events of default under the loan. As of March 31, 2013, the principal balance outstanding was $26.5 million.

Future minimum payments under the loans payable outstanding as of March 31, 2013 are as follows (amounts in thousands):

Years Ending December 31:
2013 (9 months remaining)	9,232
2014	13,546
2015	9,309

32,087
Less amount representing interest	(4,350)
Less discount	(384)
Less deferred charges	(1,238)
Less current portion	(9,384)

Loans payable, net of current portion	$16,731

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the three months ended March 31, 2013 and 2012.

A summary of the status of the Company’s stock option activity at March 31, 2013 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,638,388	$9.86
Granted	1,217,540	$7.74
Exercised	(40,600)	$1.74
Forfeited	(45,186)	$13.35

Outstanding at March 31, 2013	5,770,142	$9.45	6.94	$4,791,661

Vested or expected to vest at March 31, 2013	5,335,390	$9.43	6.73	$4,780,114

Exercisable at March 31, 2013	3,308,594	$8.54	5.33	$4,740,779

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the three months ended March 31, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. As of March 31, 2013, there was $12.6 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.9 years.

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

During the three and three months ended March 31, 2013 and 2012, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2013	2012
Volatility factor	64.22%	64.73%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.01%	1.33%
Dividend yield	—	—

The restricted stock activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2012	245,020	$13.31
Granted	361,178	7.63
Cancelled	—	—
Expired	—	—
Vested/Released	(32,500)	14.16

Unvested at March 31, 2013	573,698	$9.69

As of March 31, 2013, there was $3.2 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.0 year.

(8) Common Stock

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

(9) Strategic Restructuring

On October 30, 2012, the Company announced a strategic restructuring designed to optimize resources and reduce expenses. The Company’s restructuring and projected cost savings are being achieved through a combination of reduced spending on early stage research programs and a reduction in force of 48 positions, as well as the elimination of 30 previously open positions.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2012	Restructuring expense incurred during the three months ended March 31, 2013	Restructuring amounts paid during the three months ended March 31, 2013	Restructuring amounts accrued at March 31, 2013
		(in thousands)
Employee severance, benefits and related costs	$1,653	$67	$(1,444)	$276

All remaining accrued amounts are current and are reflected within accrued expenses on the consolidated balance sheet.

(10) Subsequent Events

On May 2, 2013, the ODAC, which provides the FDA with independent expert advice and recommendations, reviewed the Company’s NDA for tivozanib and voted 13 to 1 that the application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. Given the ODAC’s determination and its 13 to 1 vote, as well as the position taken by the FDA at the ODAC meeting, it is now significantly more likely that the FDA will make an adverse determination with respect to the Company’s current NDA and there is an increased probability that the FDA will conclude that an additional trial is needed before marketing approval for tivozanib can be granted, if at all. The Company is currently evaluating the effect of the ODAC’s decision on the Company’s tivozanib development program and any related impact on its operations, including a potential restructuring, and its collaboration with Astellas.

On May 9, 2013, a class action lawsuit was filed against the Company and certain of its officers in the United States District Court for the District of Massachusetts, captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. The complaint generally alleges that the Company and certain of its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 11, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Recent Developments

On November 27, 2012, the U.S. Food and Drug Administration, or the FDA, accepted for filing our New Drug Application, or NDA, for tivozanib, our lead product candidate, with the proposed indication for the treatment of patients with advanced renal cell carcinoma, or RCC. On May 2, 2013, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, which provides the FDA with independent expert advice and recommendations, reviewed our NDA for tivozanib and voted 13 to 1 that the application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. The FDA’s review of the NDA is expected to be complete by no later than July 28, 2013 according to the timelines established by the Prescription Drug User Fee Act, or PDUFA.

Given the ODAC’s determination and its 13 to 1 vote, as well as the position taken by the FDA at the ODAC meeting, it is now significantly more likely that the FDA will make an adverse determination with respect to our current NDA and there is an increased probability that the FDA will conclude that an additional trial or trials are needed before marketing approval for tivozanib can be granted, if at all. We are currently evaluating the effect of the ODAC’s decision, and likely adverse FDA determination, on our strategic operating plan, including:

•	evaluating the implementation of a strategy to maximize the value of our oncology programs and pipeline assets, which we expect to include a potential restructuring to conserve existing capital; and

•

evaluating, with our tivozanib partner, Astellas Pharma, Inc., or Astellas, the clinical and regulatory path forward for tivozanib in RCC, including Astellas’ decision as to whether to submit a Marketing Authorization Application, or MAA, for RCC to the European Medicines Agency, or EMA.

On May 9, 2013, a class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of Massachusetts, captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT. The complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Although TIVO-1 met its primary endpoint of PFS, the ODAC advised us that due to the OS trend favoring the control arm, it believes that a favorable risk/benefit profile was not conclusively demonstrated. Please see “—Recent Development” for a further discussion of the ODAC’s determination as to the TIVO-1 trial, and related positions taken by the FDA.

In addition to the TIVO-1 study, we are evaluating tivozanib in multiple clinical trials including our BATON (Biomarker Assessment of Tivozanib in ONcology) program, a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib in patients with advanced RCC, metastatic colorectal cancer, and locally recurrent or metastatic triple negative breast cancer. We also have an ongoing clinical study which we refer to as TAURUS (TivozAnib Use veRsUs Sutent in advanced RCC: Patient Preference), seeking to demonstrate patient preference of tivozanib compared to Sutent® (sunitinib) as first-line therapy in patients with advanced RCC. We expect that the results of all of our clinical trials will help to inform our clinical development plans for tivozanib as a monotherapy and in combination with other anti-cancer therapies in multiple cancer indications.

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

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. Ficlatuzumab is an antibody which binds to hepatocyte growth factor, or HGF, thereby blocking its function. We intend to focus our efforts on further ficlatuzumab development through external collaborations. AV-203 is a monoclonal antibody that targets the ErbB3 receptor, which we have partnered outside of North America with Biogen Idec International GmbH, a subsidiary of Biogen Idec, Inc., and which we collectively refer to herein as Biogen Idec. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors.

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

We have devoted substantially all of our resources to our drug discovery efforts, including research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through March 31, 2013, and have principally funded our operations through:

•	$373.1 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•	$68.3 million of gross proceeds from unregistered private placements of our common stock; and

•	$168.7 million of gross proceeds from the sale of common stock in connection with our public offerings of our common stock in June 2011 and January 2013.

We do not have a history of being profitable and, as of March 31, 2013, we had an accumulated deficit of $354.3 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities of tivozanib, ficlatuzumab, AV-203 and certain of our existing antibody programs. We will need additional financing to support our operating activities.

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

Under our license agreement with KHK, we may be required to:

•	make future milestone payments upon the achievement of specified regulatory milestones in the United States;

•

pay tiered royalty payments on net sales we make of tivozanib in our territory ranging from the low to mid-teens as a percentage of our net sales of tivozanib. The royalty rate escalates within this range during each calendar year based on increasing tivozanib sales during such calendar year. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, end on the later of 12 years after the date of first commercial sale of tivozanib in that country or expiration of the last-to-expire valid claim of the licensed patents covering tivozanib in that country, and are subject to offsets under certain circumstances; and

•

pay 30% of certain amounts we receive under our collaboration and license agreement with Astellas, which we describe below, in connection with Astellas’ development and commercialization activities outside of North America and Asia related to tivozanib (including a potential $4.5 million milestone payable to KHK in connection with the acceptance by the EMA of the filing of a MAA and $9.0 million to KHK in connection with the EMA granting marketing approval in Europe), other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas plan to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers, including RCC, breast and colorectal cancers. For a discussion of recent regulatory developments relating to the planned development and commercialization of tivozanib for its lead indication in advanced RCC, see “—Recent Development.” In view of the FDA-related uncertainties described therein, we and Astellas are currently evaluating the clinical and regulatory path forward for tivozanib, including Astellas’ decision as to whether to submit a MAA for RCC to the EMA.

Under the terms of the collaboration agreement, we and Astellas share responsibility for continued development and commercialization of tivozanib in North America and Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’ receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

If tivozanib is approved by applicable regulatory agencies, we will hold all marketing authorizations in North America, including any NDA in the United States, and Astellas will hold all marketing authorizations in the rest of the world, other than Asia.

If tivozanib is approved by applicable regulatory agencies, we, as the lead commercialization party in North America, will have lead responsibility for formulating the commercialization strategy for North America under the joint commercialization plan, with each of us and Astellas responsible for conducting 50% of the sales efforts and medical affairs activities in North America. Astellas will have lead responsibility for commercialization activities in Europe under the joint commercialization plan, and we will be responsible for conducting 50% of the medical affairs activities in the major European countries. All costs associated with each party’s conduct of development and commercialization activities (including clinical manufacturing and commercial manufacturing costs, if any) in North America (including any regulatory milestones and royalties associated with tivozanib in North America which may become payable by us to KHK under our license agreement with KHK), and any resulting profits or losses, are shared equally between the parties. All costs associated with each party’s conduct of development and commercialization activities (including clinical manufacturing and commercial manufacturing costs, if any) in Europe, and any resulting profits or losses, are shared equally between the parties. As between the parties, we will remain responsible for complying with our sublicense revenue sharing obligations, if any, to KHK under our license agreement with KHK in connection with the development and commercialization of tivozanib outside of North America.

We are responsible for manufacturing, through our third-party manufacturer, all of Astellas’ requirements for tivozanib pursuant to a clinical supply agreement which we have entered into with Astellas, and a commercial supply agreement for supply of tivozanib in Europe and the royalty territory which the parties are currently negotiating.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, we received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of our NDA filing for tivozanib. We are also eligible to receive an aggregate of approximately $1.3 billion in potential future milestone payments, comprised of (i) up to $85 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $475 million in substantive milestone payments upon achievement of specified regulatory milestone events, including up to $75 million in milestone payments in connection with specified regulatory filings, and receipt of marketing approvals, for tivozanib to treat RCC in the United States and Europe, and (iii) up to approximately $780 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone is due to us upon initiation of our next phase 3 clinical trial in RCC in combination with another therapeutic, or in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as we have not finalized plans for our future trials. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. A potential significant near-term regulatory milestone is acceptance by the EMA of the first filing of a MAA ($15 million), if Astellas elects to submit a MAA to the EMA. In addition, if tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay KHK low to mid-teen royalties on our net sales in North America, and 30% of certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory, including up-front license fees, milestone payments and royalties.

We are accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint cost-sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $6.3 million and $8.0 million during the three months ended March 31, 2013 and 2012, respectively and general and administrative expense by $1.3 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $7.2 million at March 31, 2013.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty-bearing territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty-bearing territory. We are recording the $4.8 million ratably over our period of performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications outside of RCC, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $107,000 of revenue associated with the royalty territory deliverable during each of the three month periods ended March 31, 2013 and 2012.

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

Under the terms of the agreement, Biogen Idec paid us an up-front cash payment of $5.0 million in March 2009, which is being amortized over our period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $30.0 million. We determined that the price of $4.00 paid by Biogen Idec represented a premium of $1.09 per share over the fair value of the series E convertible preferred stock of $2.91 as calculated by us in our retrospective stock valuation; accordingly, we are recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. In connection with our initial public offering, consummated in March 2010 and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

In June 2009, we earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment earned in June 2009 was related to a near-term milestone and not considered to be substantive, the revenue is being amortized as additional license revenue over our period of substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010 and a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. These milestones were considered substantive and were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. We could also receive an option exercise fee of $5.0 million and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ErbB3 antibody products in its territory. The first regulatory milestone payment we may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. We do not expect to achieve this milestone in the near future.

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI. This strategic partnership is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. As part of our expanded strategic partnership, in November 2010, OSI exercised an option to license certain elements of our proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. We received $12.5 million of upfront payments from OSI and research funding payments on a quarterly basis that were recognized as revenue through July 2011. In addition, OSI purchased 1,833,334 shares of our Series C Convertible Preferred Stock and 3,750,000 shares of our Series E Convertible Preferred Stock that were converted into shares of common stock upon our initial public offering. We determined that both equity issuances included a premium, which was recognized as additional license revenue through July 2011.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries and benefits;

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials, as well as materials produced in support of regulatory filings for tivozanib;

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;

•	license fees for, and milestone payments related to, in-licensed products and technology;

•	stock-based compensation expense; and

•	costs associated with outsourced development activities, regulatory approvals and medical affairs.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to continue to expend considerable resources on our research and development expenses as we seek to advance our pipeline programs.

We track external development expenses and personnel expenses on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Tivozanib	$10,745	$11,056
Ficlatuzumab	1,673	3,883
AV-203	1,307	3,458
Other pipeline programs	1,566	1,907
Platform collaborations	—	407
Other research and development	180	231
Overhead	5,491	3,834

Total research and development expenses	$20,962	$24,776

Tivozanib

On November 27, 2012, the U.S. Food and Drug Administration accepted for filing our NDA for tivozanib, our lead product candidate, with the proposed indication for the treatment of patients with advanced RCC. On May 2, 2013, the ODAC, which provides the FDA with independent expert advice and recommendations, reviewed our NDA for tivozanib and voted 13 to 1 that the application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. Though the FDA is not bound by the ODAC’s guidance, the ODAC’s input will be considered in connection with the FDA’s review of the NDA, which, according to the timelines established by the Prescription Drug User Fee Act, or PDUFA, is expected to be complete by July 28, 2013. We are currently evaluating the effect of the ODAC’s decision on the tivozanib development program and any related impact on our operations, including a potential restructuring, and our collaboration with Astellas.

We have announced detailed data from the TIVO-1 study. We are also evaluating tivozanib in multiple clinical trials including BATON-RCC, BATON-CRC, being conducted by our tivozanib partner, Astellas, and BATON-BC. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $6.3 million and $8.0 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended March 31, 2013 and 2012, respectively. Upon entering into our license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone payment in connection with the initiation of our phase 3 clinical trial of tivozanib. In the first quarter of 2011, we paid KHK $22.5 million related to the up-front license payment received under the collaboration and license agreement with Astellas. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib.

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

In September 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and Iressa® (gefitinib) to Iressa monotherapy in previously untreated Asian subjects with non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to Iressa did not result in statistically significant improved overall response rate. We intend to focus our efforts on further ficlatuzumab development through external collaborations.

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

At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from sales of any approved products. This uncertainty is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the progress and results of our clinical trials;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any product candidate;

•	the costs, timing and outcome of regulatory review of our product candidates;

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

As a result of the uncertainties associated with developing drugs, including those discussed above and, in particular, with respect to uncertainties relating to our future development of our lead product candidate, tivozanib, for the treatment of advanced RCC, as described under “—Recent Development,” we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future in order to fund the development of tivozanib, AV-203 and our other product candidates.

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

We anticipate that our general and administrative expenses will decrease as we decrease our activities supporting commercialization of tivozanib.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2013, we are projecting an ordinary loss for the year ended December 31, 2013, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three months ended March 31, 2013. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

The following table summarizes the results of our operations for each of the three months ended March 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenue	$323	$860	$(537)	(62)%
Operating expenses:
Research and development	20,962	24,776	(3,814)	(15)%
General and administrative	12,449	8,983	3,466	39%
Restructuring	67	—	67	—

Total operating expenses	33,478	33,759	(281)	(1)%

Loss from operations	(33,155)	(32,899)	(256)	1%
Other (expense) income, net	(101)	299	(400)	(134)%
Interest expense	(870)	(845)	(25)	3%
Interest income	41	199	(158)	(79)%

Net loss	$(34,085)	$(33,246)	$(839)	3%

The following table sets forth revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
Strategic Partner:
Biogen Idec	216	216	—	—
Astellas	107	107	—	—
Centocor	—	517	(517)	(100)%
Other	—	20	(20)	(100)%

	$323	$860	$(537)	(62)%

Revenue. Revenue for the three months ended March 31, 2013 was $0.3 million compared to $0.9 million for the three months ended March 31, 2012, a decrease of approximately $0.5 million or 62%. The decrease in revenue is primarily due to revenue recognized in the first quarter of 2012 under our collaboration agreement with Centocor that did not recur during the first quarter of 2013 since the agreement was terminated in December 2012. Revenue for the first quarter of 2013 related to amortization of previously deferred revenue associated with our collaboration agreements with Biogen Idec and Astellas.

Research and development. Research and development, or R&D, expenses for the three months ended March 31, 2013 were $21.0 million compared to $24.8 million for the three months ended March 31, 2012, a decrease of $3.8 million or 15%. The decrease is primarily attributable to a decrease in clinical trial costs of $6.0 million primarily related to tivozanib; a decrease of $1.5 million in manufacturing costs related primarily to AV-203 and ficlatuzumab; and a decrease of $0.5 million in salaries, benefits and contract labor mainly due to a decrease in personnel supporting research and development activities. These decreases are partially offset by a decrease of $1.7 million in reimbursements to us by Astellas for tivozanib development costs; a $1.4 million increase in facility costs that were allocated to R&D expenses, primarily due to rent expense associated with our future headquarters at 650 East Kendall Street in Cambridge, Massachusetts; a $0.6 million increase in consulting costs primarily related to the development of tivozanib; and a $0.6 million increase in medical affairs activities.

General and administrative. General and administrative, or G&A, expenses for the three months ended March 31, 2013 were $12.4 million compared to $9.0 million for the three months ended March 31, 2012, an increase of $3.5 million or 39%. The increase is primarily the result of an increase of $2.1 million in costs for planned commercialization activities related to tivozanib; a $1.0 million increase in salaries, benefits and other hiring costs due to an overall increase in personnel while we were preparing for the potential launch of tivozanib; and a $0.6 million increase in facility costs that were allocated to G&A expenses, primarily due to rent expense associated with our future headquarters at 650 East Kendall Street. These increases were partially offset by an increase of $0.7 million in the reimbursement to us by Astellas of tivozanib pre-commercialization activities.

Other (expense) income, net. Other income, net for the three months ended March 31, 2013 was $(101,000) compared to $299,000 for the three months ended March 31, 2012, a decrease of $400,000 or 134%. Other expense for the three months ended March 31, 2013 is due to losses on foreign exchange rates and fixed asset disposals, while other income for the three months ended March 31, 2012 primarily related to proceeds from the sale of excess supplies.

Interest expense. Interest expense for the three months ended March 31, 2013 was $0.9 million compared to $0.8 million for the three months ended March 31, 2012, an increase of 3%. Interest expense is related to our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended March 31, 2013 was $41,000 compared to $199,000 for the three months ended March 31, 2012, a decrease of $158,000 or 79%. The decrease in interest income is primarily due to a lower average cash balance and lower average interest rates during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in connection with our public offerings, private placements of equity securities, revenue and expense reimbursements from strategic partnerships, debt financings and interest income. As of March 31, 2013, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from our subsequent public offerings of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of March 31, 2013, we had received an aggregate of $373.1 million in cash from our agreements with OSI, Biogen Idec, Astellas, Centocor and Eli Lilly and our three agreements with Merck, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of March 31, 2013, we had cash, cash equivalents and marketable securities of approximately $191.6 million. Currently, our funds are invested in money market funds, municipal bonds, asset-backed commercial paper, asset-backed securities, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(21,608)	$(30,626)
Net cash (used in) provided by investing activities	(22,361)	58,506
Net cash provided by financing activities	53,708	1,683

Net increase in cash and cash equivalents	$9,738	$29,563

For the three months ended March 31, 2013 and 2012, our operating activities used cash of $21.6 million, and $30.6 million, respectively. The cash used by operations for the three months ended March 31, 2013 was due primarily to our net loss adjusted for non-cash items, as well as a decrease in the accounts receivable balance of $11.5 million primarily related to payments received from Astellas during the three months ended March 31, 2013. The cash used by operations for the three months ended March 31, 2012 was due primarily to our net loss adjusted for non-cash items.

For the three months ended March 31, 2013 and 2012, our investing activities (used) provided cash of $(22.4) million, and $58.5 million, respectively. The cash (used in) provided by investing activities for the three months ended March 31, 2013 and 2012 was primarily the net result of purchases of marketable securities partially offset by maturities and sales of marketable securities, in addition to purchases of property and equipment of $0.8 million and $1.1 million, respectively.

For the three months ended March 31, 2013 and 2012, our financing activities provided $53.7 million and $1.7 million, respectively. The cash provided by financing activities for the three months ended March 31, 2013 was due to the sale and issuance of 7,667,050 shares of common stock at a price of $7.50 per share in our public offering in January 2013 with net proceeds of $53.6 million, as well as proceeds from stock option exercises of $0.7 million. The cash provided by financing activities for the three months ended March 31, 2012 was due to proceeds from stock option exercises of $0.2 million, as well as net proceeds of $3.7 million from the refinancing of loans payable from our loan agreement entered into with affiliates of Hercules Technology Growth, offset partially by principal payments on loans payable in the amount of $2.2 million,.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (which we refer to collectively as Hercules) which we amended on December 21, 2011 and March 31, 2012, and under which we received a loan in an aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal starting on April 1, 2013. We began repaying principal related to the loan agreement on April 1, 2013. The loan agreement requires a deferred charge of $1.25 million, which was paid in May 2012 in connection with the amendment of the loan agreement with Hercules. The loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due on June 1, 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent upon any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month the loan remains outstanding. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of March 31, 2013, the principal balance outstanding was $26.5 million. While we do not believe that there has been a material adverse change, as defined in the loan agreement, it is possible that Hercules could take the position that the recent adverse developments relating to the development and commercialization of tivozanib for RCC, including the substantially increased likelihood that the NDA for tivozanib will not be approved by FDA as a result of the ODAC vote, constitute a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to continue to advance our clinical trial programs for tivozanib and AV-203, and develop certain pipeline programs, including ficlatuzumab.

We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan into at least the second quarter of 2014, without giving effect to the implementation of a revised operating plan, which we expect to include a potential restructuring, due to the recent ODAC decision and likely adverse FDA determination related to tivozanib.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the outcome of the FDA’s review of our NDA filing for tivozanib for advanced RCC and the effect of that outcome on our operations and our collaboration agreement with Astellas;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	whether Astellas decides to submit a MAA to the EMA;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with any strategic restructuring;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current purported class action lawsuit described below under “Part II, Item 1—Legal Proceedings;”

•	our ability to maintain our collaboration with Astellas; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Furthermore, as described above, due to the recent ODAC decision and likely adverse FDA determination relating to our NDA for tivozanib, we are evaluating the implementation of a restructuring plan that could include a reduction in our workforce. While we have not yet finalized if, when and how such a restructuring might be implemented, even if we proceed with such plans we may not be able to successfully implement the restructuring and we may not realize the planned cost savings benefits of any such restructuring, which could adversely affect our estimate of the period in which we have capital to fund our operating plan.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 11, 2013.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of March 31, 2013, we had cash and cash equivalents and marketable securities of $191.6 million, consisting of money market funds, municipal bonds, asset-backed commercial paper, asset-backed securities, and corporate debt, including commercial paper. As of December 31, 2012, we had cash and cash equivalents and marketable securities of $160.6 million, consisting of money market funds, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. At March 31, 2013, the aggregate principal amount of our outstanding loan with affiliates of Hercules Technology Growth was $26.5 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of March 31, 2013, we would have a decrease in future cash flows of approximately $218,000 over the next twelve-month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 9, 2013, a class action lawsuit was filed against us and certain of our officers in the United States District Court for the District of Massachusetts, captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT. The complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

The Oncologic Drugs Advisory Committee has voted 13 to 1 that our New Drug Application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced renal cell carcinoma in an adequate and well-controlled trial. There is a substantial likelihood that the U.S. Food and Drug Administration will not approve our current New Drug Application for tivozanib, our lead product candidate for the treatment of advanced RCC.

On November 27, 2012, the U.S. Food and Drug Administration, or the FDA, accepted for filing our New Drug Application, or NDA, seeking marketing approval of tivozanib for the treatment of advanced renal cell carcinoma, or RCC. The FDA’s review of our NDA, according to the timelines established by the Prescription Drug User Fee Act, or PDUFA, is expected to be complete by July 28, 2013. On May 2, 2013, the FDA’s Oncologic Drugs Advisory Committee, or the ODAC, which provides the FDA with independent expert advice and recommendations, reviewed our NDA and voted 13 to 1 that our NDA for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC, in an adequate and well-controlled trial. Though the FDA is not bound by the recommendation of the ODAC, it considers the ODAC recommendation carefully when making decisions. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. Given the ODAC’s determination and its 13 to 1 vote, as well as the position taken by the FDA at the ODAC meeting, it is now significantly more likely that the FDA will make an adverse determination with respect to our current NDA and there is an increased probability that the FDA will conclude that an additional trial or trials are needed before marketing approval for tivozanib can be granted, if at all.

If the FDA does not grant approval of our NDA, we cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct before we may successfully gain approval to market tivozanib for advanced RCC, if we are able to gain such approvals at all. If the FDA, or any equivalent foreign regulatory agency, determines that our phase 3 clinical trial results for tivozanib are not statistically significant, do not demonstrate a clinically meaningful benefit and an acceptable safety profile, do not reflect an acceptable risk-benefit profile for any reason, including due to the trend in overall survival we observed in TIVO-1 or for other reasons, or if the FDA, or any equivalent foreign regulatory agency requires us to conduct additional clinical trials of tivozanib in order to gain approval, we will incur significant additional development costs, commercialization of tivozanib would be prevented or substantially delayed and our business, financial condition and results of operations would be seriously adversely affected.

We are dependent on the success of tivozanib, the development and commercialization of which is subject to several risks, many of which are beyond our control. If we are unable to successfully commercialize tivozanib, our business prospects would be seriously adversely affected.

        To date, we have invested a significant portion of our efforts and financial resources in the research and development of tivozanib. Our near-term prospects, including our ability to finance our company, maintain our collaboration with Astellas, execute our strategic and operating plans, and generate revenues, depends heavily on the successful development and commercialization of tivozanib. As described above, on May 2, 2013, the ODAC reviewed our NDA for tivozanib with the proposed indication for the treatment of patients with advanced RCC, and voted 13 to 1 that our NDA for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. Furthermore, the ODAC’s vote was consistent with the position taken by the FDA at the ODAC meeting. Given the ODAC’s determination and its 13 to 1 vote, it is now significantly more likely that the FDA will make an adverse determination with respect to our current NDA and there is an increased probability that the FDA will conclude that an additional trial or trials are needed before marketing approval for tivozanib can be granted, if at all.

In addition to seeking approval to market tivozanib for advanced RCC, we are evaluating tivozanib in multiple clinical trials including our BATON program, a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib in patients with advanced RCC, metastatic colorectal cancer, and locally recurrent or metastatic triple negative breast cancer. We also have an ongoing clinical study which we refer to as TAURUS, seeking to demonstrate patient preference of tivozanib compared to Sutent® (sunitinib) as first-line therapy in patients with advanced RCC. We expect that the results of all of our clinical trials will help to inform our clinical development plans for tivozanib. All of our other potential product candidates are in earlier stages of research and development.

The clinical and commercial success of tivozanib will depend on a number of factors, many of which are beyond our control, including the following:

•

our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory agencies, tivozanib’s safety, efficacy and clinically meaningful benefit through completed, ongoing and any future clinical and non-clinical trials;

•	timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	timely enrollment in, and completion of, our on-going or planned clinical trials;

•	achieving and maintaining compliance with all regulatory requirements applicable to tivozanib;

•	the prevalence and severity of adverse side effects;

•

the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies of tivozanib and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

•	the availability, relative cost, safety and efficacy of alternative and competing treatments;

•

the effectiveness of our marketing, sales and distribution strategies and operations, and those of Astellas, our strategic collaboration partner, for the development and commercialization of tivozanib, if approved;

•	acceptance of tivozanib, if approved, as safe and effective by patients, the medical community and third-party payors, which may be impaired by the ODAC determination described above;

•

our ability, and the ability of Astellas, to successfully obtain third-party reimbursement status and generate commercial demand that result in sales of tivozanib, assuming applicable regulatory approvals are obtained;

•	our ability to avoid third-party patent interference or patent infringement claims;

•

our ability to successfully compete with companies that have developed or are developing VEGF inhibitors and, in particular, companies that are marketing and selling VEGF inhibitors or other therapies to treat RCC; and

•	a continued acceptable safety profile of the product following approval.

Moreover, the ODAC’s determination and its 13 to 1 vote with respect to our NDA for tivozanib for the treatment of advanced RCC, may also adversely affect our ability to successfully enroll and complete clinical trials, gain marketing approvals from the FDA or its foreign equivalents, and, if we are able to successfully commercialize tivozanib in one or more indications, to gain market acceptance of tivozanib among patients, the medical community and third party payors.

We cannot assure you that we, or our strategic partner, will ever be able to obtain regulatory approval for, successfully commercialize, or generate revenues through the sale of tivozanib. If we, or our strategic partner, are not successful in commercializing tivozanib, or are significantly delayed in doing so, our business will be materially harmed and the price of our common stock could decline substantially.

If we do not obtain regulatory approval for our product candidates, our business will be adversely affected.

Any product candidate we seek to develop will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and that our production process yields a consistent and stable product. This process can take many years to complete, requiring the expenditure of substantial resources with highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. There can be no assurance that we will demonstrate the required safety and efficacy to advance our research and development programs and/or obtain regulatory approvals for any of our product candidates. For example, although TIVO-1 met its primary endpoint of progression free survival, the ODAC advised us that due to the overall survival trend favoring the control arm, it believes that a favorable risk/benefit profile was not conclusively demonstrated, which makes it significantly more likely that the FDA will make an adverse determination with respect to our NDA for tivozanib for the treatment of advanced RCC. If any of our product candidates are not shown to be safe and effective in humans through clinical trials, we and/or our strategic partners will not be able to obtain regulatory approval for such product candidate, and the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials would have a material adverse effect on our business, financial condition and results of operations.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing FDA requirements and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, post-approval requirements and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we or our strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including post-approval clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We have relied upon third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future, including for commercial purposes. If our third party manufacturers are unable to supply drug substance and/or drug product on a commercial basis, we may not be able to successfully produce and market tivozanib or could be delayed in doing so. For instance, we rely on one supplier for the drug substance for tivozanib. Currently, a separate contract manufacturer manufactures, packages and distributes the drug product for clinical supplies of tivozanib. The manufacturer of the drug substance for tivozanib has manufactured batches of the drug substance that will serve as the validation batches that will be reviewed by the FDA in connection with its review of the NDA for tivozanib and as the supply of tivozanib if successfully launched commercially. If there is any delay or problem with the manufacture of these batches of drug substance or if there is a delay in producing finished product from these batches, the approval of tivozanib may be delayed or any potential launch of tivozanib may be adversely affected.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third-party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit, especially with respect to tivozanib, in light of the ODAC vote. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials, the availability of approved effective drugs and the perception of the efficacy and safety of our product candidates. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, we may not be able to enroll a sufficient number of qualified patients in a timely or cost-effective manner.

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

An element of our strategy is to discover, develop and commercialize novel antibody-based products. We are seeking to do so through our internal research programs and intend to explore strategic partnerships for such development. All of our potential product candidates, remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete;

•

a product candidate may upon further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors.

Risks Related to Our Financial Position and Capital Requirements

We and certain of our executive officers have been named as defendants in a recently initiated lawsuit that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in a purported class action lawsuit that generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.

We intend to engage in a vigorous defense of such litigation. However, we are unable to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us would have a material adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any settlement of the litigation could require payments that exceed the limits of our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

Additional similar lawsuits might be filed.

We anticipate that we will continue to incur significant operating costs for the foreseeable future. It is uncertain if we will ever attain profitability in the future, which would depress the market price of our common stock.

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $34.1 million during the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of $354.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our lead product candidate, tivozanib, our phase 1 product candidate, AV-203, and certain of our existing antibody programs, including ficlatuzumab.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of our product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib and certain other existing antibody programs. These expenditures will include costs associated with research and development, conducting preclinical and clinical trials, obtaining regulatory approvals and products from third-party manufacturers, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash, cash equivalents, and marketable securities, will allow us to fund our operating plan into at least the second quarter of 2014 without giving effect to the implementation of a revised operating plan, which we expect to include a potential restructuring, due to the recent ODAC decision and likely adverse FDA determination related to our NDA for tivozanib.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future capital requirements depend on many factors, including:

•	the outcome of the FDA’s review of our NDA filing for tivozanib for the treatment of advanced RCC and the effect of that outcome on our operations and collaboration with Astellas;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	whether Astellas decides to submit a MAA to the EMA;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with any strategic restructuring;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current purported class action lawsuit described above under “Part II, Item 1—Legal Proceedings;”

•	our ability to maintain our collaboration with Astellas; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the ODAC’s determination and the substantially increased likelihood that the NDA for tivozanib will not be approved by the FDA as a result of the ODAC vote, constitute a material adverse change under our loan and security agreement with Hercules, pursuant to which the Company received aggregate loan proceeds of $26.5 million, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

Furthermore, as described above, due to the recent ODAC decision and likely adverse FDA determination relating to our NDA for tivozanib, we are evaluating the implementation of a restructuring plan that could include a reduction in our workforce. While we have not yet finalized if, when and how such a restructuring might be implemented, even if we proceed with such plans we may not be able to successfully implement the restructuring and we may not realize the planned cost savings benefits of any such restructuring, which could adversely affect our estimate of the period in which we have capital to fund our operating plan.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, and the terms of additional capital may impose restrictions on our operations or require us to relinquish rights to our technologies or product candidates.

We are likely to seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. Even if we reach a point where we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

A substantial portion of our future revenues may be dependent upon our strategic partnerships.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships to support the development and commercialization of our product candidates. If any of our strategic partners, including Astellas which has significant development and commercialization responsibilities with respect to tivozanib, were to terminate their agreements with us, fail to meet their obligations or otherwise decrease their level of efforts, allocation of resources or other commitments under these agreements with us, our future revenues could be negatively impacted and the development and commercialization of product candidates could be interrupted. In addition, if some or any of the development, regulatory and commercial milestones are not achieved or if certain net sales thresholds are not achieved, as set forth in the respective agreements, we will not fully realize the expected economic benefits of the agreements. Further, the achievement of certain of the milestones under our partnership agreements will depend on factors that are outside of our control and most are not expected to be achieved for several years, if at all. Any failure to successfully maintain our strategic partnership agreements could materially and adversely affect our ability to generate revenues.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development and manufacturing costs relating to tivozanib, ficlatuzumab and AV-203;

•	the level of expenses incurred in connection with planned development and future potential commercialization activities for tivozanib;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•

the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, including our agreement with Astellas, and non-recurring revenue or expenses under any such agreement;

•	costs associated with lawsuits against us, including the current purported class action lawsuit described above under “Part II, Item 1—Legal Proceedings;”

•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and

•	compliance with regulatory requirements.

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

As widely reported, global credit and financial markets have been experiencing extreme volatility, and in some cases, disruptions, over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the current adverse economic conditions and volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2013, we had $191.6 million of cash, cash equivalents and marketable securities consisting of money market funds, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

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

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have and several are already marketing products to treat the same indications, and having the same biological targets, as the product candidates we are developing, including with respect to tivozanib. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we effectively:

•	design and develop products that are superior to other products in the market in terms of, among other things, both safety and efficacy;

•	attract qualified scientific, medical, sales and marketing and commercial personnel;

•	obtain patent and/or other proprietary protection for our processes and product candidates;

•	obtain required regulatory approvals;

•	obtain favorable reimbursement, formulary and guideline status; and

•	collaborate with others in the design, development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to obtain approval, to overcome price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

We may not achieve research, development and commercialization goals in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, filing and approval of regulatory applications for our product candidates and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. For example, given the results of the May 2, 2013 ODAC meeting, there is now a substantial likelihood that we will not receive regulatory approval for tivozanib on the time frame we previously announced and there is a possibility that Astellas’ MAA submission, to the extent Astellas elects to proceed with such submission, will be delayed. If we or any collaborators fail to achieve one or more of the milestones described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as others on our management team. The loss of services of any of these individuals or one or more of our other members of management could delay or prevent the successful development of our product pipeline, the completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development activities. We may not be able to attract and retain quality personnel on acceptable terms.

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

As we seek to advance our product candidates through clinical trials and commercialization, we may need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Although certain of our individual employees may have extensive commercialization experience, as an organization we have limited sales, marketing, reimbursement and distribution experience. We will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that tivozanib or any other product candidates will be approved for commercial sale. For product candidates such as tivozanib, where we will have lead commercialization responsibility in North America under our strategic alliance with Astellas, if and when tivozanib is approved, we could face a number of additional risks in developing our commercial infrastructure, including:

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

Even if tivozanib, or any other product candidate that we may develop or acquire in the future obtains regulatory approval, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of any products for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate, as demonstrated in clinical trials;

•	the clinical indications for which the drug is approved;

•	acceptance by physicians, major operators of cancer clinics, healthcare payors, physician networks and patients of the drug as a safe and effective treatment;

•	the potential and perceived advantages over alternative treatments;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	the continued projected growth of oncology drug markets;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

On May 2, 2013, ODAC reviewed our NDA for tivozanib and voted 13 to 1 that the application for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of RCC in an adequate and well-controlled trial. If the FDA approved tivozanib for the treatment of RCC notwithstanding the ODAC’s guidance, it is likely that such finding by ODAC would have an adverse effect on our ability to gain market acceptance of tivozanib for this indication among physicians, payors, patients and the healthcare community.

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

•

Our strategic partners may change the focus of their development and commercialization efforts or pursue higher-priority programs. For example, in light of the significant uncertainties relating to our tivozanib development program as a result of the ODAC’s 13 to 1 vote on May 2, 2013 that our NDA for tivozanib did not demonstrate a favorable benefit/risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial, we face the risk that Astellas may invoke its right under the agreement to terminate its collaboration with us in favor of other programs that it perceives to be more promising.

•

Our strategic partners may, under specified circumstances, terminate their strategic partnership with us on short notice and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in the scientific and financial communities. For example, Astellas can terminate its agreement with us with six months’ notice and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. OSI can terminate its agreement with us, with respect to any or all collaboration targets and all associated products, upon written notice to us and can terminate the entire agreement with us in connection with a material breach of the agreement by us that remains uncured for a specified cure period. Biogen Idec may not elect to exercise its option to develop and commercialize products relating to our ErbB3 program and, after exercise of its option, may terminate its agreement with us for convenience with respect to any product(s) by providing us with three months’ prior written notice, or due to a material breach of the agreement by us that is not cured within a short time period or if all of our assets are acquired by, or we merge with, another entity, and the other entity is independently developing or commercializing a product containing an ErbB3 antibody and fails to divest the ErbB3 product within a specified time period.

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

In addition to our current strategic partnerships, a part of our strategy is to enter into additional strategic partnerships in the future, including alliances with major biotechnology or pharmaceutical companies. For example, we announced in 2012 that in connection with a strategic restructuring of our business, we plan to explore further development of ficlatuzumab and certain discovery assets through external collaborations. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

With regard to tivozanib, we are aware of a third-party United States patent, and corresponding foreign counterparts, that contain broad claims related to use of an organic compound, that, among other things, inhibits the tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. Additionally, tivozanib falls within the scope of certain pending patent applications that have broad generic disclosure and disclosure of certain compounds possessing structural similarities to tivozanib. Although we believe it is unlikely that such applications will lead to issued claims that would cover tivozanib and still be valid in view of the prior art, patent prosecution is inherently unpredictable. We are also aware of third-party United States patents that contain broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation and we have received written notice from the owners of such patents indicating that they believe we may need a license from them in order to avoid infringing their patents. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications and foreign counterparts, with each of the two families being owned by a different third-

party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. We are also aware of a United States patent that contains claims related to a method of treating a tumor by administering an agent that blocks the ability of HGF to promote angiogenesis in the tumor. With regard to AV-203, we are aware of a third-party United States patent that contains broad claims relating to anti-ErbB3 antibodies. Based on our analyses, if any of the above third-party patents were asserted against us, we do not believe our proposed products or activities would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

•	announcements by us or third parties concerning lawsuits against us;

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile, and could fall below the price you paid. A significant decline in the value of our stock price could also result in securities class-action litigation against us.

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;

•	actual or anticipated results from and any delays in our clinical trials;

•

results of regulatory reviews relating to the approval of our product candidates, such as the substantial decline in our stock price that occurred when we announced that the ODAC reviewed our NDA for tivozanib as a treatment for advanced RCC and voted 13 to 1 that our NDA did not demonstrate a favorable benefit/risk evaluation in an adequate and well-controlled trial;

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the ODAC vote, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition. For example, on May 9, 2013, we, and certain of our executive officers, were named as defendants in a purported class action lawsuit following our announcement of the ODAC vote. See “Part II, Item 1—Legal Proceedings” and “—We and certain of our executive officers have been named as defendants in a recently initiated lawsuit that could result in substantial costs and divert management’s attention.”

Our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders own a significant percentage of our stock and may be able to exercise significant influence over matters subject to stockholder approval.

To our knowledge, as of March 31, 2013, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 29% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after March 31, 2013. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

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

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund our existing and future clinical trials for tivozanib and certain other existing antibody programs, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 10, 2013	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1	Severance and Change in Control Agreement, dated as of January 24, 2013, by and between the Company and Joseph Vittiglio	10-K	001-34655	03/11/2013	10.18

10.2	Severance and Change in Control Agreement, dated as of January 24, 2013, by and between the Company and Mary Ellen Jones	10-K	001-34655	03/11/2013	10.19

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.