Form 10-Q
period 2013-06-30
AVEO PHARMACEUTICALS INC
filed 2013-08-08
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2013: 52,168,571

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,822	$76,134
Marketable securities	122,348	84,468
Accounts receivable	7,897	20,649
Prepaid expenses and other current assets	9,217	9,430

Total current assets	173,284	190,681
Property and equipment, net	13,238	12,867
Other assets	330	321
Restricted cash	3,558	3,600

Total assets	$190,410	$207,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,230	$10,628
Accrued expenses	14,314	19,543
Loans payable, net of discount	9,709	6,809
Deferred revenue	1,294	1,294
Deferred rent	903	856
Other liabilities	1,238	—

Total current liabilities	34,688	39,130
Loans payable, net of current portion and discount	14,184	19,228
Deferred revenue, net of current portion	17,744	18,391
Deferred rent, net of current portion	14,888	10,544
Other liabilities	—	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 52,218 and 43,780 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	52	44
Additional paid-in capital	495,147	439,173
Accumulated other comprehensive loss	(35)	(19)
Accumulated deficit	(386,258)	(320,260)

Total stockholders’ equity	108,906	118,938

Total liabilities and stockholders’ equity	$190,410	$207,469

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaboration revenue	$324	$1,877	$647	$2,737

Operating expenses:
Research and development	16,203	21,450	37,165	46,226
General and administrative	7,324	9,186	19,773	18,169
Restructuring	7,869	—	7,936	—

	31,396	30,636	64,874	64,395

Loss from operations	(31,072)	(28,759)	(64,227)	(61,658)

Other income and expense:
Other (expense) income, net	(51)	(66)	(152)	233
Interest expense	(825)	(880)	(1,695)	(1,725)
Interest income	35	159	76	358

Other expense, net	(841)	(787)	(1,771)	(1,134)

Net loss	$(31,913)	$(29,546)	$(65,998)	$(62,792)

Net loss per share – basic and diluted	$(0.62)	$(0.68)	$(1.31)	$(1.45)

Weighted average number of common shares outstanding	51,312	43,322	50,351	43,288

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(31,913)	$(29,546)	$(65,998)	$(62,792)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(49)	(58)	(42)	173
Foreign currency translation adjustment	—	7	26	3

Comprehensive loss	$(31,962)	$(29,597)	$(66,014)	$(62,616)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(65,998)	$(62,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	1,146
Net loss on disposal of fixed assets	77	43
Impairment on fixed assets	65	—
Stock-based compensation	1,978	4,062
Non-cash interest expense	156	217
Amortization of premium on investments	674	1,430
Changes in operating assets and liabilities:
Accounts receivable	12,752	(1,972)
Prepaid expenses and other current assets	207	841
Other noncurrent assets	(9)	(235)
Restricted cash	42	(2,849)
Accounts payable	(3,398)	(4,628)
Accrued expenses	(5,637)	6,970
Deferred revenue	(647)	(647)
Other liabilities	—	(1,249)
Deferred rent	4,391	1,370

Net cash used in operating activities	(53,476)	(58,293)
Investing activities
Purchases of property and equipment	(1,975)	(2,344)
Purchases of marketable securities	(146,062)	(77,419)
Proceeds from maturities and sales of marketable securities	107,466	177,991

Net cash (used in) provided by investing activities	(40,571)	98,228
Financing activities
Proceeds from issuance of common stock, net of issuance costs	53,638	—
Proceeds from exercise of stock options and issuance of common and restricted stock	365	845
Proceeds from refinancing of loans payable	—	3,672
Principal payments on loans payable	(2,294)	(2,172)

Net cash provided by financing activities	51,709	2,345

Net (decrease) increase in cash and cash equivalents	(42,338)	42,280
Effect of exchange rate changes on cash and cash equivalents	26	3
Cash and cash equivalents at beginning of period	76,134	43,506

Cash and cash equivalents at end of period	$33,822	$85,789

Supplemental cash flow information
Cash paid for interest	$1,570	$1,501
Cash paid for income taxes	$—	$—

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

In connection with the receipt of a Complete Response Letter from the U.S. Food and Drug Administration (the “FDA”) on June 10, 2013, informing the Company that the FDA will not approve in its present form the Company’s New Drug Application for tivozanib, the Company’s lead product candidate, for the treatment of patients with advanced renal cell carcinoma, or RCC, and the Company’s subsequent decision not to pursue development of tivozanib in RCC, the Company recently announced a strategic restructuring, which has been substantially completed with the elimination of 120 of approximately 140 positions to be eliminated across the organization. This strategic restructuring will refocus the Company’s efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by the Company’s partner Astellas Pharma, Inc. (“Astellas”) evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Results are expected in 2014. The Company’s phase 2 BATON-BC clinical trial is evaluating the efficacy of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer, and is currently enrolling patients; data results are expected in late 2014 or early 2015. Both BATON-CRC and BATON-BC incorporate pre-specified biomarker analyses.

The Company also has a pipeline of monoclonal antibodies, including AV-203, a clinical stage monoclonal antibody that targets the ERBB3 (HER3) receptor, which the Company has partnered with Biogen Idec, Inc., and ficlatuzumab, a product candidate that is currently in phase 2 clinical development. Both AV-203 and ficlatuzumab were derived from the Company’s Human Response Platform™, a novel method of building preclinical models of human cancer.

The Company has generated an accumulated deficit as of June 30, 2013 of approximately $386.3 million, and will require substantial additional capital for research and the development of tivozanib, AV-203, ficlatuzumab and its other antibody programs. The Company believes that its existing cash, cash equivalents, and marketable securities are sufficient to fund its operations through at least the next twelve months.

As used throughout these consolidated financial statements, the term “AVEO,” refers to AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013.

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

Principles of Consolidation

The Company’s consolidated financial statements include the Company’s accounts and the accounts of the Company’s subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned. All intercompany transactions have been eliminated.

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

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of Accounting Standards Codification (“ASC”) 730, Research and Development.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2013 consisted of money market funds. Cash equivalents at December 31, 2012 consisted of money market funds, asset-backed commercial paper, and corporate debt securities, including commercial paper, maintained by an investment manager.

Marketable Securities

Marketable securities at June 30, 2013 consisted of U.S. government agency securities, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2012 consisted of municipal bonds, asset-backed commercial paper, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2013 and 2012.

Available-for-sale securities at June 30, 2013 and December 31, 2012 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013:
Corporate debt securities	$77,957	$23	$(36)	$77,944
Government agency securities	14,190	—	(4)	14,186
Asset-backed securities	30,236	1	(19)	30,218

	$122,383	$24	$(59)	$122,348

December 31, 2012:
Corporate debt securities	$58,751	$16	$(11)	$58,756
Municipal bonds	10,545	—	—	10,545
Asset-backed securities	6,359	—	—	6,359
Asset-backed commercial paper	8,806	2	—	8,808

	$84,461	$18	$(11)	$84,468

The aggregate fair value of securities in an unrealized loss position for less than 12 months at June 30, 2013 was $76.9 million, representing thirty-five securities. There were no securities that were in an unrealized loss position for greater than 12 months at June 30, 2013. The unrealized loss was caused by a temporary change in the market for those securities primarily caused by changes in market interest rates. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis of the security. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and are recognized in other income (expense), net.

Marketable securities in an unrealized loss position at June 30, 2013 and December 31, 2012 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
June 30, 2013:
Corporate debt securities	$35,996	$(36)
Government agency securities	14,186	(4)
Asset-backed securities	26,709	(19)

	$76,891	$(59)

December 31, 2012:
Corporate debt securities	$29,806	$(11)
Asset-backed securities	6,359	—

	$36,165	$(11)

Based on consideration of those factors described in the previous paragraph, the Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at June 30, 2013.

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. government agency securities, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2013 or December 31, 2012.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities recorded at fair value that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,695	$—	$—	$28,695
Marketable securities	—	122,348	—	122,348

	$28,695	$122,348	$—	$151,043

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$51,182	$18,121	$—	$69,303
Marketable securities	—	84,468	—	84,468

	$51,182	$102,589	$—	$153,771

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable and accounts payable, approximate their fair values at June 30, 2013 and December 31, 2012.

The fair value of the Company’s loans payable at June 30, 2013, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $24.5 million and is considered a level 2 fair value measurement. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and a deferred financing charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $0.1 million of impairment losses through June 30, 2013.

Basic and Diluted Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding and potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, under generally accepted accounting principles in the United States (“GAAP”), basic and diluted net loss per common share is presented as the same value.

The following table sets forth for the periods presented the potentially dilutive common share equivalents (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average options outstanding	5,696	4,763	5,545	4,546
Weighted average warrants outstanding	10	10	10	10

	5,706	4,773	5,555	4,556

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based awards. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods for the awards based on the grant date fair values of the awards calculated using the measurement and recognition provisions of ASC 718. During the three and six months ended June 30, 2013 and 2012, respectively, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Research and development	$33	$880	$1,147	$1,829
General and administrative	(643)	980	831	2,233

	$(610)	$1,860	$1,978	$4,062

Allocations to research and development and general and administrative expense are based upon the department to which the associated employee to whom the award was granted reported. No related tax benefits of the stock-based compensation expense have been recognized. Share-based awards issued to nonemployees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income Taxes

The Company provides for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for income taxes under ASC 740, Income Taxes, which provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, principally in the United States. The Company has $0.2 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and presented this information in the condensed consolidated financial statements. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 11, 2013. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2013 that had a material effect on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2013 through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma

On February 16, 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas made plans to develop and commercialize tivozanib for the treatment of a broad range of cancers, including RCC, breast and colorectal cancers. Astellas has informed the Company that it no longer intends to submit a Marketing Authorization Application to the European Medicines Agency for tivozanib for the treatment of patients with advanced RCC and that it does not intend to fund any future trial(s) in RCC under the Astellas Agreement. The Company and Astellas are continuing to evaluate tivozanib in colorectal and triple negative breast cancer, as part of the BATON program.

Under the terms of the Astellas Agreement, the Company and Astellas share responsibility for continued development and commercialization of tivozanib in the United States, Canada and Mexico (collectively, “North America”) and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world, excluding Asia (the “Royalty Territory”), where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

If tivozanib is approved for use in treating a particular indication by applicable regulatory agencies, the Company will have lead responsibility for formulating the commercialization strategy for North America under the joint commercialization plan, with each of the Company and Astellas responsible for conducting 50% of the sales efforts and medical affairs activities in North America. Astellas will have lead responsibility for commercialization activities in Europe under the joint commercialization plan, with each of the Company and Astellas responsible for conducting 50% of the medical affairs activities in the major European countries. All costs associated with each party’s conduct of development and commercialization activities (including clinical manufacturing and commercial manufacturing costs, if any) in North America and Europe, and any resulting profits or losses, are shared equally between the parties.

Under the Astellas Agreement, the Company received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, the Company received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of the NDA filing for tivozanib for the treatment of patients with advanced RCC. The milestone was considered substantive and revenue was recognized upon achievement of the milestone. The Company is also eligible to receive from Astellas an aggregate of approximately $1.2 billion in potential future milestone payments, comprised of (i) up to $65 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $788 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone will become due to the Company upon initiation of the first phase 3 clinical trial of tivozanib, if any, in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials, and the Company needs to complete further trials, including its phase 2 clinical trials, which do not result in any milestone payments coming due, prior to initiating any further phase 3 trials. If tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to the Company tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

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

The Company is accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these joint development and commercialization activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs that have been incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $6.4 million and $7.4 million during the three months ended June 30, 2013 and 2012, respectively, and by $12.7 million and $15.3 million during the six months ended June 30, 2013 and 2012, respectively. The Company also reduced general and administrative expense by $1.0 million and $0.9 million during the three months ended June 30, 2013 and 2012, respectively, and by $2.3 million and $1.5 million during the six months ended June 30, 2013 and 2012, respectively, as a result of these provisions. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $7.3 million at June 30, 2013.

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

The Company allocated the up-front consideration of $125 million to the deliverables based on management’s best estimate of selling price of each deliverable using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. The Company’s best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and the Royalty Territory, the probability of successfully developing and commercializing tivozanib, the remaining development costs for tivozanib, and the estimated time to commercialization of tivozanib. The Company’s analysis included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize tivozanib in North America and Europe and the Royalty Territory, (b) the potential indications for tivozanib pursuant to the licenses, (c) the relevant territories for the respective licenses, (d) the stage of development of tivozanib by potential indication and estimated remaining development timelines and costs for each indication, (e) the development risk by indication, (f) the market size by indication, (g) the expected product life of tivozanib assuming commercialization and (h) the competitive environment. More specifically, the Company’s discounted cash flow model included an assumption that the Company and Astellas would develop and commercialize tivozanib in North America and Europe as a monotherapy for RCC, and in combination with other known anti-cancer agents for RCC, breast cancer and colorectal cancer. Approximately 70% of the value of tivozanib in the discounted cash flow model was a result of the estimated market opportunity for tivozanib as a monotherapy for RCC. The market opportunity for commercialization of tivozanib in North America and Europe was generated using a patient-based forecasting approach, with key epidemiological, market penetration, dosing, compliance, length of treatment, and pricing assumptions derived from primary and secondary market research. While the RCC monotherapy opportunity represented the majority of the market opportunity, clinical trials for tivozanib in the breast cancer and colorectal cancer indications were in earlier stages of development at the time the Company completed the allocation and therefore had more development risk and were assigned a lower probability of success relative to the RCC indication, with a longer timeline to potential cash inflows. The probability of successfully developing and commercializing tivozanib in the various indications throughout the world (other than Asia) was estimated based on standard industry averages for similar product candidates being developed for oncology indications. The remaining development costs were estimated based upon budgets and estimated costs for ongoing and planned clinical trials in all contemplated indications. The time to commercialization was based on the Company’s estimates, which projected the launch of tivozanib for RCC monotherapy in 2013. The market opportunity for the Royalty Territory was estimated based upon a specified percentage of total projected European sales and costs of tivozanib. The Company believes that this method for estimating market opportunity outside of North America, Europe and Asia is common in the pharmaceuticals industry. The Company utilized a discount rate of 15% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.

The Company concluded that a change in the key assumptions used to determine best estimate of selling price for each license deliverable would not have a significant effect on the allocation of the consideration under the Astellas arrangement.

The Company allocated up-front consideration of $120.2 million to the License Deliverable and up-front consideration of $4.8 million to the Royalty Territory Deliverable. The relative selling price of the Company’s obligation under the Clinical Material Deliverable had de minimis value.

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering the joint plan to develop tivozanib in several indications, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at the end of each reporting period. The Company recorded approximately $0.1 million of revenue associated with the Royalty Territory Deliverable during each of the three month periods ended June 30, 2013 and 2012, and approximately $0.2 million of revenue associated with the Royalty Territory Deliverable during each of the six month periods ended June 30, 2013 and 2012.

The Company believes the clinical and development and regulatory milestones that may be achieved under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when the applicable milestones are achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas arrangement during the six months ended June 30, 2013 or 2012.

Biogen Idec International GmbH

In March 2009, the Company entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., collectively referred to herein as “Biogen Idec”, regarding the development and commercialization outside of North America of the Company’s discovery-stage ERBB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases.

The Company accounts for the Biogen Idec arrangement pursuant to ASC 605-25. The deliverables under the arrangement include an option for a co-exclusive, worldwide license to develop and manufacture ERBB3 antibody products and an option for an exclusive license to commercialize ERBB3 antibody products in all countries in the world other than North America. The Company determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and requires the Company’s experience to advance the development of the products. As such, the Company determined that the agreement should be accounted for as one unit of accounting.

Under the terms of the agreement, Biogen Idec paid the Company an up-front cash payment of $5.0 million in March 2009, which is being amortized over the period of the Company’s substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the Company’s initial public offering in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of the Company’s substantial involvement. The Company earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009, the achievement of which was not considered at risk; such milestone payment was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could potentially also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ERBB3 antibody products in its territory. The first regulatory milestone that the Company could potentially receive is a $25.0 million payment due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the near future. The Company did not earn any milestones under the Biogen arrangement during the six months ended June 30, 2013 or 2012.

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay the Company royalties on Biogen Idec’s sales of ERBB3 antibody products in its territory, and the Company will pay Biogen Idec royalties on the Company’s sale of ERBB3 antibody products in North America.

Under the agreement, the Company recorded revenue of $0.2 million and $0.4 million during the three months and six month periods ended June 30, 2013, respectively, and $0.2 million and $0.4 million during the three and six month periods ended June 30, 2012, respectively.

OSI Pharmaceuticals Inc.

In September 2007, the Company entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI, which provided for the use of the Company’s proprietary in vivo models by the Company’s scientists at its facilities, use of the Company’s bioinformatics tools and other target validation and biomarker research to further develop and advance OSI’s small molecule drug discovery and translational research related to cancer and other diseases. In July 2009, the Company and OSI expanded the strategic partnership, and the Company granted OSI a non-exclusive license to use the Company’s proprietary bioinformatics platform, and non-exclusive perpetual licenses to use bioinformatics data and the Company’s proprietary gene index related to a specific target pathway. Further, as part of the expanded strategic partnership, the Company granted OSI an option, exercisable upon payment of an option fee, to receive non-exclusive perpetual rights to certain elements of the Company’s Human Response Platform and to use the Company’s bioinformatics platform, and the Company granted OSI the right to obtain certain of its tumor models and tumor archives. In November 2010, OSI exercised its option under the July 2009 expanded agreement providing the right for OSI to license certain elements of the Company’s proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. The Company received $12.5 million of upfront payments from OSI and research funding payments on a quarterly basis that were recognized as revenue through July 2011. In addition, OSI purchased 1,833,334 shares of the Company’s Series C Convertible Preferred Stock and 3,750,000 shares of the Company’s Series E Convertible Preferred Stock that were converted into shares of common stock in connection with the Company’s initial public offering. The Company determined that both equity issuances included a premium, which was recognized as additional license revenue through July 2011. The Company completed the transfer of the relevant technology to OSI in July 2011. The Company also recognized $25.0 million relating to the option exercise by OSI over the technology transfer period, which was completed in July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, all remaining payments for the successful achievement of discovery, development and commercialization milestones could total, in the aggregate, over $46.0 million, comprised of approximately (i) $8.4 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) $20.7 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) $17.5 million in milestone payments upon the achievement of specified sales amounts. In addition, the Company is eligible to receive up to $24.0 million in biomarker-related milestones.

In March 2011, the Company earned $1.5 million related to achieving certain of the biomarker-related milestones under the agreement. These milestones were not considered to be substantive; therefore, the $1.5 million in payments was deferred and was recognized ratably through July 2011. In May 2012, the Company earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and the Company also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies. Since these milestones were considered substantive, they were recorded as revenue during the three and six month periods ended June 30, 2012.

The next milestone payment that the Company could potentially receive pursuant to this agreement is a $2.0 million clinical and development milestone for phase 1 clinical trial dosing in the United States. The Company does not expect to achieve this milestone in the near future. The next regulatory milestone payment the Company could potentially receive pursuant to this agreement is $7.0 million upon the filing of an NDA with the FDA. The Company does not expect to achieve this milestone in the near future. Upon commercialization of products under the agreement, the Company is eligible to receive tiered royalty payments on sales of products by OSI, its affiliates and sublicensees. All of the milestone payments that were earned prior to July 2011 are for selection of targets, delivery of models, delivery of tumor archives or delivery of cell lines.

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

The Company recorded revenue of $0.6 million and $1.1 million for the three and six months ended June 30, 2012, respectively, pursuant to the license agreement.

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

In March 2010, the Company made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in the Company’s phase 3 clinical trial of tivozanib for the treatment of patients with advanced RCC. The Company recorded $22.5 million of research and development expense during the year ended December 31, 2011 associated with a payment made to KHK related to the up-front license payment received under the Astellas Agreement. In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of the Company’s NDA filing for tivozanib for the treatment of patients with advanced RCC, all of which was expensed as research and development expense during the year ended December 31, 2012. In connection with this payment, $6.0 million was reimbursed from Astellas and recorded as a reduction of research and development expense.

Under the KHK Agreement, the Company may be required to (i) make future milestone payments upon the achievement of specified regulatory milestones in the United States, (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib, and (iii) pay 30% of certain amounts the Company receives under the Astellas Agreement in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory related to tivozanib, including up-front license fees, milestone payments and royalties the Company may receive from Astellas, other than amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations.

(5) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Clinical expenses	$6,717	$6,688
Restructuring	2,503	1,653
Salaries and benefits	1,966	6,015
Collaboration expenses	643	1,807
Pre-commercialization expenses	422	924
Professional fees	374	430
Medical affairs	277	583
Accrued interest	240	275
Other	1,172	1,168

	$14,314	$19,543

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”), pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was initially required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on April 1, 2011. However, the Loan Agreement provided that such date would be extended under certain circumstances. During 2011, the Company triggered two possible extensions to the date from which principal payments were to be made and, as a result, the initial date for principal repayment was extended to January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company was required to begin repaying the aggregate principal balance was extended to April 1, 2013, at which point the Company began repaying such balance in 30 equal monthly installments. The Company accounted for this amendment as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

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

The Loan Agreement required a deferred charge of $1.25 million which was paid in May 2012 related to the amendment of the Loan Agreement. The Loan Agreement also includes an additional deferred charge of $1.24 million due in June 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs paid directly to the lenders under the Loan Agreement, which were offset against the loan proceeds and are accounted for as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $780,000 as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate for the loans outstanding under the Loan Agreement is approximately 13.1%.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2013, the lenders have not asserted any events of default under the loan. While the Company does not believe that there has been a material adverse change, as defined in the Loan Agreement, it is possible that Hercules could take the position that the recent adverse developments relating to the development and commercialization of tivozanib for RCC, including the FDA informing the Company that it will not approve in its present form the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation, constitute a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules. As of June 30, 2013, the principal balance outstanding was $24.2 million.

Future minimum payments under the loans payable outstanding as of June 30, 2013 are as follows (amounts in thousands):

Years Ending December 31:
2013 (6 months remaining)	6,155
2014	13,546
2015	9,309

29,010
Less amount representing interest	(3,566)
Less discount	(313)
Less deferred charges	(1,238)
Less current portion	(9,709)

Loans payable, net of current portion	$14,184

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the six months ended June 30, 2013 and 2012.

A summary of the status of the Company’s stock option activity at June 30, 2013 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,638,388	$9.86
Granted	2,626,840	$5.05
Exercised	(94,296)	$1.37
Forfeited	(1,163,163)	$10.34

Outstanding at June 30, 2013	6,007,769	$7.80	5.97	$445,725

Vested or expected to vest at June 30, 2013	5,479,724	$8.04	5.67	$445,725

Exercisable at June 30, 2013	3,480,528	$8.84	3.93	$445,725

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the six months ended June 30, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. As of June 30, 2013, there was $7.8 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.3 years.

Stock-based awards to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. This model requires the Company to make assumptions with respect to factors such as volatility, interest rate, dividend yield and term. Because the Company only completed its initial public offering in March 2010, it has not had sufficient history as a publicly traded company to support a calculation of expected term and volatility. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The Company utilized a weighted average method of using its own historical volatility data for the quarters that it has been public, along with data it obtained with respect to its peer companies. Due to the lack of available quarterly data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

During the three and six months ended June 30, 2013 and 2012, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended June 30,
	2013	2012
Volatility factor	71.35-72.65%	64.30-64.94%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.69%	0.92%
Dividend yield	—	—

Six Months Ended June 30,
	2013	2012
Volatility factor	64.22-72.65%	64.30-64.94%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.01-1.69%	0.92-1.33%
Dividend yield	—	—

The restricted stock activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2012	245,020	$13.31
Granted	680,678	5.27
Cancelled	(99,680)	9.81
Expired	—	—
Vested/Released	(32,500)	14.16

Unvested at June 30, 2013	793,518	$6.82

The Company reversed $2.0 million of previously recognized stock-based compensation expense during the three and six months ending June 30, 2013 associated with restricted stock awards that are no longer probable of vesting. As of June 30, 2013, there was $0.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.0 year.

(8) Strategic Restructurings

On October 30, 2012, the Company announced a strategic restructuring designed to optimize resources and reduce expenses. The Company’s restructuring and projected cost savings are being achieved through a combination of reduced spending on early stage research programs and a reduction in force of 48 positions, as well as the elimination of 30 previously open positions.

On June 4, 2013, the Company announced a strategic restructuring that will refocus the Company’s efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets. As part of this restructuring, the Company has decided not to pursue the development of tivozanib in RCC. This restructuring was substantially complete as of June 30, 2013, with the elimination of 120 of approximately 140 positions to be eliminated across the organization, and the Company expects this restructuring to be fully completed by December 31, 2013.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying condensed consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2012	Restructuring expense incurred during the six months ended June 30, 2013	Restructuring amounts paid during the six months ended June 30, 2013	Restructuring amounts accrued at June 30, 2013
	(in thousands)
Employee severance, benefits and related costs.	$1,653	$7,541	$(6,773)	$2,421
Contract termination costs	—	82	—	82

Total	1,653	7,623	(6,773)	2,503

Restructuring expense for the three and six months ended June 30, 2013 includes impairment charges of $0.3 million.

(9) Legal Action

Two class action lawsuits have been filed against the Company and certain of the Company’s officers in the United States District Court for the District of Massachusetts, one on May 9, 2013, captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, and the other on May 31, 2013, captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, respectively. Each complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. Each complaint generally alleges that the Company and certain of the Company’s officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. Each complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against these lawsuits. However, there is no assurance that the Company will be successful in defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

(10) Subsequent Events

On July 3, 2013, the Company received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. The Company intends to fully cooperate with the SEC regarding this fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 11, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

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

In 2006, we acquired exclusive rights to develop and commercialize tivozanib, our lead product candidate, worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Under the license agreement, we obtained an exclusive license outside of Asia to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third-party sublicensees, including Astellas Pharma, Inc., or Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for the continued development and commercialization of tivozanib in the United States, Mexico and Canada, or North America, and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib.

In connection with the receipt of a Complete Response Letter from the U.S. Food and Drug Administration, or the FDA, on June 10, 2013 informing us that the FDA will not approve in its present form our New Drug Application for tivozanib, our lead product candidate, for the treatment of patients with advanced renal cell carcinoma, or RCC, and our subsequent decision not to pursue tivozanib development in RCC, we recently announced a strategic restructuring, which has been substantially completed with the elimination of 120 of approximately 140 positions to be eliminated across the organization. This strategic restructuring will refocus our efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets.

We and our partner Astellas are continuing to evaluate tivozanib in the BATON phase 2 clinical trials of tivozanib in colorectal and breast cancer. The BATON (Biomarker Assessment of Tivozanib in ONcology) program is a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Results are expected in 2014. BATON-BC, a phase 2 clinical trial evaluating the efficacy and safety of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer, is currently enrolling patients, and data results are expected in late 2014 or early 2015. Both BATON-CRC and BATON-BC incorporate pre-specified biomarker analyses.

In addition to tivozanib, we have a pipeline of monoclonal antibodies derived from our proprietary Human Response Platform. The Human Response Platform was designed to overcome many of the limitations of traditional approaches to modeling human cancer, as we use patented genetic engineering techniques to grow populations of spontaneous tumors in animals containing human-relevant, cancer-causing mutations and tumor variations akin to what is seen in populations of human tumors. Because we believe that these populations of tumors better replicate what is seen in human cancer, we believe that our Human Response Platform provides us with unique insights into cancer biology and mechanisms of drug response and resistance, and represents a significant improvement over traditional approaches. The identification and development of potential biomarkers through our Human Response Platform is a core component of our oncology drug development efforts.

AV-203, which is derived from our Human Response Platform, is our clinical-stage ERBB3 (HER3) inhibitory antibody candidate, which we have partnered outside of North America with Biogen Idec International GmbH, a subsidiary of Biogen Idec, Inc. (which we collectively refer to herein as Biogen Idec). ERBB3 is believed to be an important receptor regulating cancer cell growth and survival. It is frequently over-expressed in human breast, ovarian, prostate, colorectal, pancreatic, gastric and head and neck cancers. High ERBB3 levels have been shown to correlate with poor prognoses in several tumor types. In 2012, we initiated a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 in patients with metastatic or advanced solid tumors, with expansion cohorts in specific biomarker-defined patient populations.

Ficlatuzumab, which was also derived from our Human Response Platform, binds to hepatocyte growth factor, or HGF, thereby blocking its function. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies and a phase 2 clinical study, and upon further analysis of the data from the phase 2 clinical study, we are currently exploring development options for ficlatuzumab.

Using our Human Response Platform, we have identified a number of other promising targets that appear to be potent drivers of tumor growth. Genetic screens conducted using the Human Response Platform have demonstrated that activation of the Notch signaling pathway plays an important role in tumor formation and the maintenance of cancer stem cell populations in tumors. We have identified Notch 1 and Notch 3 receptors and are seeking to partner this program. Work in our Human Response Platform has also identified Fibroblast Growth Factor ligands and receptors, specifically FGFR2 and FGFR3, as powerful drivers of tumor growth in a variety of tumor models and implicated the activation of the pathway in tumor development. We are seeking to partner this program as well. In 2012, we also initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases and which is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. In connection with this program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia.

We have devoted substantially all of our resources to our drug discovery efforts, including research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through June 30, 2013, and have principally funded our operations through:

•	$380.9 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•

$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (which we refer to collectively as Hercules);

•	$68.3 million of gross proceeds from unregistered private placements of our common stock; and

•	$168.7 million of gross proceeds from the sale of common stock in connection with public offerings of our common stock in June 2011 and January 2013.

We do not have a history of being profitable and, as of June 30, 2013, we had an accumulated deficit of $386.3 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for tivozanib, AV-203, ficlatuzumab, our program focusing on cachexia, and certain of our existing antibody programs. We will need additional financing to support our operating activities.

Strategic Partnerships

Kyowa Hakko Kirin

In December 2006, we entered into a license agreement with KHK, under which we obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers. Our exclusive license covers all territories in the world, except for Asia. KHK has retained rights to tivozanib in Asia. Under the license agreement, we obtained exclusive rights in our territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. We and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the license agreement.

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

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib for the treatment of patients with advanced RCC. We made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our NDA filing for tivozanib for the treatment of patients with advanced RCC.

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

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers, including RCC, breast and colorectal cancers. Astellas has informed us that it no longer intends to submit a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for tivozanib for the treatment of patients with advanced RCC and that it does not intend to fund any future trial(s) in RCC under its strategic collaboration with us. We and Astellas are continuing to evaluate tivozanib in colorectal and triple negative breast cancer, as part of the BATON program.

Under the terms of the collaboration agreement, we and Astellas share responsibility for continued development and commercialization of tivozanib in the United States, Canada and Mexico, or North America, and Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’ receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

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

We are responsible for manufacturing, through our third-party manufacturer, all of Astellas’ requirements for tivozanib pursuant to a clinical supply agreement which we have entered into with Astellas, and a commercial supply agreement for supply of tivozanib in Europe and the royalty territory which the parties expect to enter into prior to any commercialization of tivozanib.

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

In connection with the agreement, we received an initial cash payment of $125 million, comprised of a $75 million license fee and $50 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, we received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of our NDA filing for tivozanib for the treatment of patients with advanced RCC. We are also eligible to receive an aggregate of approximately $1.2 billion in potential future milestone payments, comprised of (i) up to $65 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $788 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone will become due to us upon initiation of a phase 3 clinical trial, if any, in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as we have not finalized plans for our future trials, and we need to complete further trials, including our phase 2 trials, which do not result in any milestone payments coming due, prior to initiating any further phase 3 clinical trials. We have elected to recognize all milestone payments as revenue once the milestones have been triggered if the milestone is deemed to be substantive. If tivozanib is successfully developed and launched in the royalty territory, Astellas will be required to pay to us tiered, double digit royalties on net sales of tivozanib in the royalty territory, if any, subject to offsets under certain circumstances. We are required to pay KHK low to mid-teen royalties on our net sales in North America, and 30% of certain amounts we may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the royalty territory, including up-front license fees, milestone payments and royalties.

We are accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these joint development and commercialization activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint cost-sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $6.4 million and $7.4 million during the three months ended June 30, 2013 and 2012, respectively, and by $12.7 million and $15.3 million during the six months ended June 30, 2013 and 2012, respectively. We also reduced general and administrative expense by $1.0 million and $0.9 million during the three months ended June 30, 2013 and 2012, respectively, and by $2.3 million and $1.5 million during the six months ended June 30, 2013 and 2012, respectively as a result of the cost-sharing provisions in our agreement with Astellas. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $7.3 million at June 30, 2013.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe; a royalty-bearing license to develop and commercialize tivozanib in the royalty territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty territory; and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty territory. The co-exclusive license in North America and Europe is not sublicensable. Astellas has the right to sublicense the exclusive royalty-bearing license to develop and commercialize tivozanib in the royalty territory. Our obligation to provide access to clinical and regulatory information as part of the royalty territory deliverable includes the obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Astellas for use in the development and commercialization of tivozanib in the royalty territory. The obligation to supply clinical material to Astellas for development in the royalty territory includes supplying such clinical material in accordance with current good manufacturing practices applicable to clinical materials and other relevant regulatory authority requirements, upon request, for the development of tivozanib in the royalty territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available; (2) third-party evidence if vendor-specific objective evidence is not available; and (3) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. We allocated the up-front consideration of $125 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third-party evidence for such deliverables. Our best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and in the royalty territory, the development costs and market opportunity for the expansion of tivozanib into other solid tumor types, and the time to commercialization of tivozanib for all potential oncology indications. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty territory had de minimis value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. We are recording the $4.8 million ratably over the period of our performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $0.1 million of revenue associated with the royalty territory deliverable during each of the three months ended June 30, 2013 and 2012, and approximately $0.2 million of revenue associated with the royalty territory deliverable during the six months ended June 30, 2013 and 2012, respectively.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec, regarding the development and commercialization outside of North America of our discovery-stage ERBB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans. Under the agreement, we are responsible for developing ERBB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. Until a specified time after we complete this phase 2 clinical trial and deliver to Biogen Idec a detailed data package containing the results thereof, Biogen Idec may elect to obtain (1) a co-exclusive (with us) worldwide license, including the right to grant sublicenses, under our relevant intellectual property to develop and manufacture ERBB3 antibody products, and (2) an exclusive license, including the right to grant sublicenses, under our relevant intellectual property, to commercialize ERBB3 antibody products in all countries in the world other than North America. We retain the exclusive right to commercialize ERBB3 antibody products in North America.

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

Under the terms of the agreement, Biogen Idec paid us an up-front cash payment of $5.0 million in March 2009, which is being amortized over the period of our substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $30.0 million. We determined that the price of $4.00 paid by Biogen Idec represented a premium of $1.09 per share over the fair value of the series E convertible preferred stock of $2.91 as calculated by us in our retrospective stock valuation; accordingly, we are recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of our substantial involvement. In connection with our initial public offering, consummated in March 2010, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

In June 2009, we earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement. Since the $5.0 million milestone payment earned in June 2009 was related to a near-term milestone and not considered to be substantive, the revenue is being amortized as additional license revenue over the period of our substantial involvement. We also earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010 and a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. These milestones were considered substantive and were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. We could also receive an option exercise fee of $5.0 million and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ERBB3 antibody products in its territory. The first regulatory milestone payment we may receive pursuant to this agreement of $25.0 million is due upon the receipt of the first regulatory approval of a licensed product from the EMA. We do not expect to achieve this milestone in the near future.

OSI Pharmaceuticals

In September 2007, we entered into a collaboration and license agreement with OSI Pharmaceuticals, Inc. (a wholly-owned subsidiary of Astellas US Holding Inc., a holding company owned by Astellas Pharma Inc.), or OSI. This strategic partnership is primarily focused on the identification and validation of genes and targets involved in the processes of epithelial-mesenchymal transition or mesenchymal-epithelial transition, in cancer. In July 2009, we expanded our strategic partnership with OSI and we granted OSI a non-exclusive license to use our proprietary bioinformatics platform, and non-exclusive, perpetual licenses to use bioinformatics data and to use a proprietary gene index related to a specific target pathway. As part of our expanded strategic partnership, in November 2010, OSI exercised an option to license certain elements of our proprietary technology platform, including components of the Human Response Platform for the identification/characterization of novel epithelial-mesenchymal transition agents and proprietary patient selection biomarkers, in support of OSI’s clinical development programs. We received $12.5 million of upfront payments from OSI and research funding payments on a quarterly basis that were recognized as revenue through July 2011. In addition, OSI purchased 1,833,334 shares of our Series C Convertible Preferred Stock and 3,750,000 shares of our Series E Convertible Preferred Stock that were converted into shares of common stock in connection with our initial public offering. We determined that both equity issuances included a premium, which was recognized as additional license revenue through July 2011.

Under the July 2009 expanded agreement, if all applicable milestones are achieved, all remaining payments for the successful achievement of discovery, development and commercialization milestones under the agreement could total, in the aggregate, over $46.0 million, comprised of approximately (i) $8.4 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) $20.7 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) $17.5 million in milestone payments upon the achievement of specified sales amounts. In addition, we are eligible to receive up to $24.0 million in biomarker-related milestones.

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

We track external development expenses and personnel expenses on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Tivozanib	$6,367	$8,124	$17,112	$19,180
AV-203	2,671	1,797	3,978	5,255
Ficlatuzumab	1,474	4,340	3,147	8,223
Other pipeline programs	1,251	1,836	2,817	3,743
Platform collaborations	—	407	—	814
Other research and development	104	185	284	416
Overhead	4,336	4,761	9,827	8,595

Total research and development expenses	$16,203	$21,450	$37,165	$46,226

Tivozanib

On June 10, 2013, we announced that we received a Complete Response letter from the FDA informing us that the FDA will not approve in its present form the NDA for our investigational agent tivozanib for the treatment of patients with advanced RCC. Astellas has informed us that it no longer intends to submit a MAA to the EMA for tivozanib for the treatment of patients with advanced RCC and that it does not intend to fund any future trial(s) in RCC under its strategic collaboration with us. In view of the FDA decision with respect to the NDA for tivozanib to treat advanced RCC, and our subsequent decision not to pursue tivozanib development in RCC, we recently announced a strategic restructuring that will refocus our efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets. Given our decision not to pursue tivozanib development in RCC, we have decided to terminate our phase 2 patient preference clinical study of tivozanib compared to Sutent in patients with advanced RCC; tivozanib will continue to be available to those patients who are currently treated with tivozanib.

We and our partner Astellas are continuing to evaluate tivozanib in the BATON phase 2 clinical trials of tivozanib in colorectal and breast cancer. The BATON program is a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced CRC. Results are expected in 2014. BATON-BC, a phase 2 clinical trial evaluating the efficacy and safety of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer, is currently enrolling patients, and data results are expected in late 2014 or early 2015. Both BATON-CRC and BATON-BC incorporate pre-specified biomarker analyses. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $6.4 million and $7.4 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended June 30, 2013 and 2012, respectively, and $12.7 million and $15.3 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the six months ended June 30, 2013 and 2012, respectively. Upon entering into our license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone payment in connection with the initiation of our phase 3 clinical trial of tivozanib for the treatment of patients with advanced RCC. In the first quarter of 2011, we paid KHK $22.5 million related to the up-front license payment received under the collaboration and license agreement with Astellas. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib for the treatment of patients with advanced RCC.

AV-203

AV-203, which was derived from our Human Response Platform, is our clinical-stage ERBB3 (HER3) inhibitory antibody candidate. ERBB3 is believed to be an important receptor regulating cancer cell growth and survival. It is frequently over-expressed in human breast, ovarian, prostate, colorectal, pancreatic, gastric and head and neck cancers. High ERBB3 levels have been shown to correlate with poor prognoses in several tumor types. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ERBB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. In 2012, we initiated a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 in patients with metastatic or advanced solid tumors, with expansion cohorts in specific biomarker-defined patient populations. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of AV-203.

Ficlatuzumab

Ficlatuzumab, which was also derived from our Human Response Platform, binds to hepatocyte growth factor, or HGF, thereby blocking its function. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. In March 2007, we entered into a license agreement related to ficlatuzumab with Merck (formerly Schering-Plough) pursuant to which Merck was responsible for all expenses relating to development of ficlatuzumab in accordance with an agreed-upon budget. The agreement terminated on December 27, 2010. As of the December 27, 2010 termination date, we became responsible for the performance and funding of all future research, development, manufacturing and commercialization activities for ficlatuzumab.

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

We have completed two phase 1 clinical studies and a phase 2 clinical study evaluating ficlatuzumab. In September 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and Iressa® (gefitinib) to Iressa monotherapy in previously untreated Asian subjects with non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to Iressa did not result in a statistically significant improved overall response rate. Upon further analysis of the data from the phase 2 clinical study, we are currently exploring development options for ficlatuzumab.

Other Pipeline Programs

In 2012, we initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases which is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. In connection with this program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia. Future research and development costs for our cachexia program and other pipeline programs are not reasonably certain because such costs are dependent on a number of variables, including the success of preclinical studies and the identification of other potential candidates.

Platform Collaborations

On September 7, 2012, we received notice from Centocor of the termination, effective December 6, 2012, of its license agreement with us, at which point all rights to and the responsibility for future research and development of the RON antibody program returned to us. Centocor funded certain translational research studies using our proprietary Human Response Platform related to the RON program. The related expenses were captured as a cost of the agreement with Centocor.

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future in order to fund the development of tivozanib, AV-203, ficlatuzumab, and our program focusing on cachexia, and our other product candidates.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, marketing, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services.

We anticipate that our general and administrative expenses will decrease due to the elimination of activities supporting the planned commercialization of tivozanib for RCC and the continued reduction of infrastructure that supported those efforts. This decrease may be partially offset by an increase in legal costs associated with the ongoing shareholder litigation and SEC investigation.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2013, we are projecting an ordinary loss for the year ended December 31, 2013, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the six months ended June 30, 2013. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/ (decrease)
	2013	2012		%
	(in thousands)
Revenue	$324	$1,877	$(1,553)	(83)%
Operating expenses:
Research and development	16,203	21,450	(5,247)	(24)%
General and administrative	7,324	9,186	(1,862)	(20)%
Restructuring and impairment	7,869	—	7,869	100%

Total operating expenses	31,396	30,636	760	2%

Loss from operations	(31,072)	(28,759)	(2,313)	8%
Other expense, net	(51)	(66)	15	(23)%
Interest expense	(825)	(880)	55	(6)%
Interest income	35	159	(124)	(78)%

Net loss	$(31,913)	$(29,546)	$(2,367)	8%

The following table sets forth revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase/ (decrease)
Revenue	2013	2012		%
	(in thousands)
Strategic Partner:
Biogen Idec	$216	$216	—	—
Astellas	108	107	$1	1%
OSI	—	1,000	(1,000)	(100)%
Centocor	—	554	(554)	(100)%

	$324	$1,877	$(1,553)	(83)%

Revenue. Revenue for the three months ended June 30, 2013 was $0.3 million compared to $1.9 million for the three months ended June 30, 2012, a decrease of $1.6 million or 83%. The decrease is primarily due to revenue recognized during the second quarter of 2012 that did not recur during the second quarter of 2013, including revenue related to milestones achieved under our collaboration agreement with OSI, as well as research funding under our collaboration agreement with Centocor. Revenue for the three months ended June 30, 2013 related to amortization of previously deferred revenue associated with our collaboration agreements with Biogen Idec and Astellas.

Research and development. Research and development, or R&D, expenses for the three months ended June 30, 2013 were $16.2 million compared to $21.5 million for the three months ended June 30, 2012, a decrease of approximately $5.2 million or 24%. The decrease is primarily attributable to a decrease of $3.0 million in salaries, benefits and contract labor following the reduction in personnel as part of our strategic restructuring announced in October 2012; a decrease in clinical trial costs of $1.5 million due to a decrease in the number of active patients enrolled in ficlatuzumab and tivozanib studies; a decrease of $0.9 million in laboratory supplies primarily due to an overall decrease in R&D activity during the quarter; a decrease in stock-based compensation of $0.8 million due to the reversal of stock-based compensation expense for certain awards that are no longer probable of vesting; and a $0.7 million decrease in medical affairs activities. These decreases are partially offset by a decrease of $1.0 million in reimbursements to us by Astellas for tivozanib development costs that we record as a reduction in research and development expense; and an increase in manufacturing costs of $0.9 million primarily related to AV-203.

General and administrative. General and administrative, or G&A, expenses for the three months ended June 30, 2013 were $7.3 million compared to $9.2 million for the three months ended June 30, 2012, a decrease of $1.9 million or 20%. The decrease is primarily the result of a decrease in stock-based compensation of $1.6 million due to the reversal of stock-based compensation expense for certain awards that are no longer probable of vesting, and a $0.4 million decrease in salaries, benefits and other hiring costs due to an overall decrease in personnel related to our strategic restructuring announced on June 4, 2013.

Restructuring. Restructuring expense for the three months ended June 30, 2013 was $7.9 million, with no corresponding expense for the three months ending June 30, 2012. The restructuring related to our strategic restructuring announced on June 4, 2013, which has been substantially completed with the elimination of 120 of approximately 140 positions to be eliminated across the organization.

Other expense, net. Other expense, net for the three months ended June 30, 2013 was $(51,000) compared to $(66,000) for the three months ended June 30, 2012, a decrease of $15,000 or 23%. Other expense for the three months ended June 30, 2013 is due to losses on foreign exchange rates and fixed asset disposals, while the expense for the three months ended June 30, 2012 primarily related to a loss on the disposal of fixed assets.

Interest expense. Interest expense for the three months ended June 30, 2013 was $0.8 million compared to $0.9 million for the three months ended June 30, 2012, a decrease of $0.1 million or 6%. Interest expense is related to our loan with Hercules.

Interest income. Interest income for the three months ended June 30, 2013 was $35,000 compared to $159,000 for the three months ended June 30, 2012, a decrease of $124,000 or 78%. The decrease in interest income is primarily due to a lower average cash balance during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the six months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/ (decrease)
	2013	2012		%
	(in thousands)
Revenue	$647	$2,737	$(2,090)	(76)%
Operating expenses:
Research and development	37,165	46,226	(9,061)	(20)%
General and administrative	19,773	18,169	1,604	9%
Restructuring and impairment	7,936	—	7,936	100%

Total operating expenses	64,874	64,395	479	1%

Income (loss) from operations	(64,227)	(61,658)	(2,569)	4%
Other income (expense), net	(152)	233	(385)	(165)%
Interest expense	(1,695)	(1,725)	30	(2)%
Interest income	76	358	(282)	(79)%

Net income (loss)	$(65,998)	$(62,792)	$(3,206)	5%

The following table sets forth revenue for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase/ (decrease)
Revenue	2013	2012		%
	(in thousands)
Strategic Partner:
Biogen Idec	$432	$432	—	—
Astellas	215	214	$1	—
Centocor	—	1,071	(1,071)	(100)%
OSI	—	1,000	(1,000)	(100)%
Other	—	20	(20)	(100)%

	$647	$2,737	$(2,090)	(76)%

Revenue. Revenue for the six months ended June 30, 2013 was $0.6 million compared to $2.7 million for the six months ended June 30, 2012, a decrease of $2.1 million or 76%. The decrease was primarily due to revenue recognized during the first six months of 2012 that did not recur during the comparable period of 2013, including revenue related to milestones achieved under our collaboration agreement with OSI, as well as research funding under our collaboration agreement with Centocor. Revenue for the six months ended June 30, 2013 related to amortization of previously deferred revenue associated with our collaboration agreements with Biogen Idec and Astellas.

Research and development. R&D expenses for the six months ended June 30, 2013 were $37.2 million compared to $46.2 million for the six months ended June 30, 2012, a decrease of approximately $9.1 million or 20%. The decrease is primarily attributable to a decrease in clinical trial costs of $7.5 million as a result of a decrease in the number of active patients and one-time drug purchases that did not recur; a decrease of $3.3 million in salaries, benefits and contract labor following the reduction in personnel as part of our strategic restructuring announced in October 2012; a decrease in laboratory supply expense of $1.3 million primarily due to an overall decrease in R&D activity following our strategic restructuring announced in October 2012; a $0.7 million decrease in stock-based compensation due to the reversal of stock-based compensation expense for certain awards that are no longer probable of vesting; a decrease in manufacturing costs of $0.6 million primarily related to ficlatuzumab; and a decrease in licensing costs of $0.5 million primarily related to AV-203 and other pipeline programs. These decreases are partially offset by a decrease in the reimbursement to us by Astellas of tivozanib development costs of $2.7 million that we record as a reduction in research and development expense; a $1.8 million increase in facility costs that were allocated to R&D expenses, primarily due to rent expense associated with our future headquarters at 650 East Kendall Street in Cambridge, Massachusetts; and an increase in consulting costs of $0.8 million primarily related to tivozanib.

General and administrative. G&A expenses for the six months ended June 30, 2013 were $19.8 million compared to $18.2 million for the six months ended June 30, 2012, an increase of $1.6 million or 9%. The increase is primarily the result of an increase of $2.2 million in costs for pre-commercialization activities related to tivozanib; a $0.9 million increase in facility costs that were allocated to G&A expenses, primarily due to rent expense associated with our future headquarters at 650 East Kendall Street; and a $0.7 million increase in salaries and benefits due to an overall increase in personnel during the six month period ending June 30, 2013. These amounts were partially offset by a decrease in stock-based compensation of $1.4 million due to the reversal of stock-based compensation expense for certain awards that are no longer probable of vesting; an increase of $0.8 million in the reimbursement to us by Astellas of tivozanib pre-commercialization activities; and a decrease in legal expenses of $0.5 million.

Restructuring. Restructuring expense for the six months ended June 30, 2013 was $7.9 million, with no corresponding expense for the six months ending June 30, 2012. The restructuring related to our strategic restructuring announced on June 4, 2013, which has been substantially completed with the elimination of 120 of approximately 140 positions to be eliminated across the organization.

Other (expense) income, net. Other (expense) income, net for the six months ended June 30, 2013 was $(152,000) compared to $233,000 for the six months ended June 30, 2012, a decrease of $385,000 or 165%. Other expense for the six months ended June 30, 2013 is primarily due to losses on foreign exchange rates and fixed asset disposals, while the income for the six months ended June 30, 2012 is primarily due to proceeds from the sale of excess supplies.

Interest expense. Interest expense for the six months ended June 30, 2013, and 2012, respectively, was $1.7 million. Interest expense is related to our loan with Hercules.

Interest income. Interest income for the six months ended June 30, 2013 was $76,000 compared to $358,000 for the six months ended June 30, 2012, a decrease of $282,000 or 79%. The decrease in interest income is primarily due to a lower average cash balance during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities in public offerings and private placements, revenue and expense reimbursements from strategic partnerships, debt financings and interest income. As of June 30, 2013, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from our subsequent public offerings of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of June 30, 2013, we had received an aggregate of $380.9 million in cash from our agreements with OSI, Biogen Idec, Astellas, Centocor and Eli Lilly and our three agreements with Merck, and $26.5 million in funding from our debt financing with Hercules. As of June 30, 2013, we had cash, cash equivalents and marketable securities of approximately $156.2 million. Currently, our funds are invested in money market funds, U.S. government agency securities, asset-backed securities, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(53,476)	$(58,293)
Net cash (used in) provided by investing activities	(40,571)	98,228
Net cash provided by financing activities	51,709	2,345

Net (decrease) increase in cash and cash equivalents	$(42,338)	$42,280

For the six months ended June 30, 2013 and 2012, our operating activities used cash of $53.5 million, and $58.3 million, respectively. The cash used by operations for the six months ended June 30, 2013 was due primarily to our net loss adjusted for non-cash items, as well as a decrease in the accounts receivable balance of $12.8 million primarily related to payments received from Astellas during the six months ended June 30, 2013. The cash used by operations for the six months ended June 30, 2012 was due primarily to our net loss adjusted for non-cash items.

For the six months ended June 30, 2013 and 2012, our investing activities (used) provided cash of $(40.6) million and $98.2 million, respectively. The cash (used in) provided by investing activities for the six months ended June 30, 2013 and 2012 was primarily the net result of purchases, maturities and sales of marketable securities, in addition to purchases of property and equipment of $2.0 million and $2.3 million, respectively.

For the six months ended June 30, 2013 and 2012, our financing activities provided $51.7 million and $2.3 million, respectively. The cash provided by financing activities for the six months ended June 30, 2013 was due to the sale and issuance of 7,667,050 shares of common stock at a price of $7.50 per share in our public offering in January 2013 with net proceeds of $53.6 million, as well as proceeds from stock option exercises of $0.4 million, partially offset by principal payments on our loans payable of $2.3 million. The cash provided by financing activities for the six months ended June 30, 2012 was due to net proceeds of $3.7 million due to an increase in the principal amount of our loan with Hercules, as well as proceeds from stock option exercises of $0.8 million, offset partially by principal payments on loans payable in the amount of $2.2 million.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules which we amended on December 21, 2011 and March 31, 2012, and under which we received a loan in an aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal beginning on April 1, 2013. We began repaying principal related to the loan agreement on April 1, 2013. The loan agreement requires a deferred charge of $1.25 million, which was paid in May 2012 in connection with the amendment of the loan agreement with Hercules. The loan agreement also includes an obligation to pay an additional deferred charge of $1.24 million due on June 1, 2014 which was netted from loan proceeds, has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent upon any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month the loan remains outstanding. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of June 30, 2013, the principal balance outstanding was $24.2 million. While we do not believe that there has been a material adverse change, as defined in the loan agreement, it is possible that Hercules could take the position that the recent adverse developments relating to the development and commercialization of tivozanib for RCC, including the FDA informing us that it will not approve in its present form the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation, constitute a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to continue to advance our clinical trial programs for tivozanib and AV-203, and develop certain pipeline programs, including ficlatuzumab.

We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan through at least the second quarter of 2015.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructurings;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current purported class action lawsuits described below under “Part II, Item 1—Legal Proceedings;”

•	our ability to maintain our collaboration with Astellas; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

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

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of June 30, 2013, we had cash and cash equivalents and marketable securities of $156.2 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, and corporate debt, including commercial paper. As of December 31, 2012, we had cash and cash equivalents and marketable securities of $160.6 million, consisting of cash on deposit with banks, money market funds, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. At June 30, 2013, the aggregate principal amount of our outstanding loan with Hercules was $24.2 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of June 30, 2013, we would have a decrease in future cash flows of approximately $189,000 over the next twelve-month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our officers in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. Each complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. Each complaint generally alleges that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. Each complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, we received a subpoena from the SEC, requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. We intend to fully cooperate with the SEC regarding this fact-finding inquiry. The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our product candidates are still in preclinical and clinical development. Clinical trials of tivozanib and our other product candidates may not be successful. If we are unable to commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of tivozanib and our other clinical and pipeline candidates for the treatment of various types of cancer. All of our therapeutic product candidates are still in preclinical and clinical development. Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of tivozanib and our other product candidates. This process can take many years to complete, requiring the expenditure of substantial resources with highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. The success of tivozanib and our other product candidates will depend on several factors, many of which are beyond our control, including the following:

•	successful enrollment in, and completion of, clinical trials and preclinical studies;

•

our ability to demonstrate to the satisfaction of the FDA, or equivalent foreign regulatory agencies, the safety, efficacy and clinically meaningful benefit of our product candidates through completed, ongoing and any future clinical and non-clinical trials;

•	achieving and maintaining compliance with all regulatory requirements applicable to pharmaceutical products;

•	the prevalence and severity of adverse side effects;

•

the ability of our third-party manufacturers to manufacture clinical trial and commercial supplies and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

•	the availability, relative cost, safety and efficacy of alternative and competing treatments;

•	acceptance of the product by patients, the medical community and third-party payors;

•	launching commercial sales of the product, whether alone or in collaboration with others, such as Astellas with respect to tivozanib;

•	our ability to maintain collaborations with our strategic partners; and

•	our ability to avoid third-party patent interference or patent infringement claims;

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, although TIVO-1, our pivotal phase 3 trial of tivozanib for the treatment of patients with advanced RCC, met its primary endpoint of progression-free survival, the FDA made an adverse determination with respect to our NDA. If any of our product candidates are not shown to be safe and effective in humans through clinical trials, we and/or our strategic partners will not be able to obtain regulatory approval for such product candidate, and the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials would have a material adverse effect on our business, financial condition and results of operations.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts will focus on the continued clinical development of tivozanib, AV-203, and ficlatuzumab as well as the continued advancement of our earlier stage pipeline assets, including our program focusing on cachexia, a key element of our strategy is to discover, develop and commercialize novel antibody-based products. We are seeking to do so through our internal research programs and intend to explore strategic partnerships for such development. All of our potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including the following:

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

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials, the availability of approved effective drugs and the perception of the efficacy and safety of our product candidates. For example, we may experience delays or difficulties in enrolling patients in our current and planned trials of tivozanib due to the FDA’s Complete Response Letter, pursuant to which the FDA informed us that it will not approve in its present form our New Drug Application for tivozanib for the treatment of patients with advanced RCC. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, we may not be able to enroll a sufficient number of qualified patients in a timely or cost-effective manner.

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

If we are unable to successfully develop companion diagnostics for certain of our therapeutic product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of these therapeutics.

A component of our business strategy may be to develop companion diagnostics for some of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate companion diagnostics as medical devices. In each case, companion diagnostics require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

Risks Related to Our Financial Position and Capital Requirements

We and certain of our executive officers have been named as defendants in two recently initiated lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Additionally, we received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others.

We intend to engage in a vigorous defense of the lawsuits and intend to fully cooperate with the SEC regarding its fact-finding inquiry. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. We could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

Additional similar lawsuits might be filed.

We anticipate that we will continue to incur significant operating costs for the foreseeable future. It is uncertain if we will ever attain profitability in the future, which would depress the market price of our common stock.

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $66.0 million during the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $386.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our lead product candidate, tivozanib, our phase 1 product candidate, AV-203, and certain of our existing antibody programs, including ficlatuzumab.

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

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of our product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing tivozanib, AV-203, ficlatuzumab, our program focusing on cachexia, and certain other existing antibody programs. These expenditures will include costs associated with research and development, conducting preclinical and clinical trials, obtaining regulatory approvals and products from third-party manufacturers, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates.

We believe that our existing cash, cash equivalents, and marketable securities will allow us to fund our operating plan through at least the second quarter of 2015.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructurings;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current purported class action lawsuits described above under “Part II, Item 1—Legal Proceedings;”

•	our ability to maintain our collaboration with Astellas; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the FDA’s decision not to approve our NDA for tivozanib for the treatment of advanced RCC constitutes a material adverse change under our loan and security agreement with Hercules, under which we had $24.2 million in loans outstanding as of June 30, 2012, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

Furthermore, as described above, due to the adverse FDA determination relating to our NDA for tivozanib for the treatment of patients with advanced RCC, we implemented a restructuring plan that included a reduction in our workforce. We may not be able to successfully implement the restructuring and we may not realize the planned cost savings benefits of any such restructuring, which could adversely affect our estimate of the period in which we have capital to fund our operating plan.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development and manufacturing costs relating to tivozanib, AV-203, and ficlatuzumab;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•

the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, including our agreement with Astellas, and non-recurring revenue or expenses under any such agreement;

•	costs associated with lawsuits against us, including the current purported class action lawsuits described above under “Part II, Item 1—Legal Proceedings;”

•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and

•	compliance with regulatory requirements.

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

As widely reported, global credit and financial markets have been experiencing extreme volatility, and in some cases, disruptions, over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Though certain of these trends have recently showed signs of reversing, there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by the current adverse economic conditions and volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At June 30, 2013, we had $156.2 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

There is a possibility that our stock price may decline, due in part to the volatility of the stock market and general economic conditions.

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

We have limited sales, marketing, reimbursement and distribution experience. To develop internal sales, reimbursement, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved for commercial sale. We could face a number of additional risks in developing our commercial infrastructure, including:

•	we may not be able to attract and build an effective marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

Furthermore, we have granted Astellas the rights to commercialize tivozanib in Europe and other areas of the world outside of Asia and, where appropriate, we may elect in the future to utilize strategic partners or contract sales forces to assist in the commercialization of AV-203, ficlatuzumab and future products, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, including among physicians, patients, healthcare payors and, in the cancer market, acceptance by the major operators of cancer clinics.

Even if one of our product candidates obtains regulatory approval, the product may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Market acceptance of any products for which we receive approval depends on a number of factors, including:

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

•

Our strategic partners may change the focus of their development and commercialization efforts or pursue higher-priority programs. For example, in light of the FDA’s decision not to approve our NDA for tivozanib for the treatment of patients with advanced RCC, Astellas informed us that it does not intend to fund any future trial(s) in RCC under its strategic collaboration with us and we face the further risk that Astellas may invoke its right under the agreement to terminate its collaboration with us in favor of other programs that it perceives to be more promising.

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

•

Our strategic partnership agreements with OSI and Biogen Idec permit our strategic partners wide discretion in deciding which product candidates to advance through the clinical trial process. For example, under our strategic partnership with OSI, it is possible for OSI to reject product candidates at any point in the research, development and clinical trial process, without triggering a termination of the strategic partnership agreement. In the event of any such decision, our business and prospects may be adversely affected due to our inability to progress such candidates ourselves.

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

We have relied upon third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. For instance, we rely on third parties to produce materials required for the clinical and commercial production of our product candidates, including tivozanib, AV-203 and ficlatuzumab. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such other product candidates or market them.

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

We, in consultation with our strategic partners, design the clinical trials for our product candidates, but we rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out many of these trials. We compete with larger companies for the resources of these third parties.

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

Tivozanib and certain of our other assets are protected by patents exclusively licensed from other companies or institutions. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

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

•

results of regulatory reviews relating to the approval of our product candidates, such as the substantial decline in our stock price that occurred when we announced that the FDA’s Oncologic Drugs Advisory Committee, or ODAC, voted 13 to 1 that our NDA for tivozanib for the treatment of patients with advanced RCC did not demonstrate a favorable benefit/risk evaluation in an adequate and well-controlled trial;

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the ODAC vote, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition. For example, we, and certain of our executive officers, have been named as defendants in two purported class action lawsuits following our announcement of the ODAC vote. See “Part II, Item 1—Legal Proceedings” and “—We and certain of our executive officers have been named as defendants in a recently initiated lawsuit that could result in substantial costs and divert management’s attention.”

Our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders own a significant percentage of our stock and may be able to exercise significant influence over matters subject to stockholder approval.

To our knowledge, as of June 30, 2013, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 33% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after June 30, 2013. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

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

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund existing and future research and development of tivozanib, AV-203, ficlatuzumab, and our program focusing on cachexia, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 8, 2013	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.