Form 10-Q
period 2013-09-30
AVEO PHARMACEUTICALS INC
filed 2013-11-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

650 East Kendall Street, Cambridge, Massachusetts 02142

(Address of Principal Executive Offices) (Zip Code)

(617) 299-5000

(Registrant’s Telephone Number, Including Area Code)

75 Sidney Street, Cambridge, Massachusetts 02139

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2013: 51,862,392

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$50,420	$76,134
Marketable securities	79,942	84,468
Accounts receivable	8,893	20,649
Prepaid expenses and other current assets	7,232	9,430

Total current assets	146,487	190,681
Property and equipment, net	12,766	12,867
Other assets	303	321
Restricted cash	3,558	3,600

Total assets	$163,114	$207,469

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,137	$10,628
Accrued expenses	12,154	19,543
Loans payable, net of discount	10,043	6,809
Deferred revenue	1,294	1,294
Deferred rent	864	856
Other liabilities	1,238	—

Total current liabilities	31,730	39,130
Loans payable, net of current portion and discount	11,549	19,228
Deferred revenue, net of current portion	17,421	18,391
Deferred rent, net of current portion	16,604	10,544
Other liabilities	—	1,238
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 52,219 and 43,780 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	52	44
Additional paid-in capital	496,314	439,173
Accumulated other comprehensive income (loss)	8	(19)
Accumulated deficit	(410,564)	(320,260)

Total stockholders’ equity	85,810	118,938

Total liabilities and stockholders’ equity	$163,114	$207,469

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue	$323	$1,018	$970	$3,755

Operating expenses:
Research and development	19,414	21,099	56,579	67,325
General and administrative	4,440	9,300	24,213	27,469
Restructuring	77	—	8,013	—

	23,931	30,399	88,805	94,794

Loss from operations	(23,608)	(29,381)	(87,835)	(91,039)

Other income and expense:
Other income (expense), net	32	46	(120)	279
Interest expense	(756)	(888)	(2,451)	(2,613)
Interest income	26	101	102	459

Other expense, net	(698)	(741)	(2,469)	(1,875)

Net loss	$(24,306)	$(30,122)	$(90,304)	$(92,914)

Net loss per share – basic and diluted	$(0.47)	$(0.69)	$(1.78)	$(2.14)

Weighted average number of common shares outstanding	51,443	43,430	50,719	43,336

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(24,306)	$(30,122)	$(90,304)	$(92,914)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	43	9	1	182
Foreign currency translation adjustment	—	(27)	26	(24)

Comprehensive loss	$(24,263)	$(30,140)	$(90,277)	$(92,756)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(90,304)	$(92,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,839	1,752
Net loss on disposal of fixed assets	77	40
Impairment of property and equipment	65	—
Stock-based compensation	3,162	6,110
Non-cash interest expense	225	299
Amortization of premium and discount on investments	870	2,162
Changes in operating assets and liabilities:
Accounts receivable	11,756	(2,088)
Prepaid expenses and other current assets	2,190	(1,724)
Other noncurrent assets	18	(187)
Restricted cash	42	(2,849)
Accounts payable	(4,491)	1,355
Accrued expenses	(7,294)	4,069
Deferred revenue	(970)	(970)
Other liabilities	—	(1,249)
Deferred rent	6,068	3,836

Net cash used in operating activities	(75,747)	(82,358)
Investing activities
Purchases of property and equipment	(3,011)	(4,183)
Purchases of marketable securities	(154,225)	(109,996)
Proceeds from maturities and sales of marketable securities	157,881	264,361

Net cash provided by investing activities	645	150,182
Financing activities
Proceeds from issuance of common stock, net of issuance costs	53,638	—
Proceeds from issuance of stock for stock-based compensation arrangements	384	1,297
Proceeds from refinancing of loans payable	—	3,672
Principal payments on loans payable	(4,660)	(2,172)

Net cash provided by financing activities	49,362	2,797

Net (decrease) increase in cash and cash equivalents	(25,740)	70,621
Effect of exchange rate changes on cash and cash equivalents	26	(24)
Cash and cash equivalents at beginning of period	76,134	43,506

Cash and cash equivalents at end of period	$50,420	$114,103

Supplemental cash flow information
Cash paid for interest	$2,283	$2,306

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”), which does business as AVEO Oncology™, is a cancer therapeutics company committed to discovering and developing targeted cancer therapies to impact patients’ lives. The Company’s product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer.

The Company and its partner Astellas Pharma, Inc. (“Astellas”) are evaluating tivozanib, the Company’s lead product candidate, in the BATON phase 2 clinical trials of tivozanib in colorectal and breast cancer. The BATON (Biomarker Assessment of Tivozanib in Oncology) program is a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Results are expected in 2014. The Company’s phase 2 BATON-BC clinical trial is evaluating the efficacy and safety of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer. Patient enrollment in this clinical trial has been slower than anticipated, and the Company expects to reassess enrollment rates and the impact on its plans in this indication in the coming months.

The Company also has a pipeline of monoclonal antibodies, including AV-203, a clinical stage monoclonal antibody that targets the ERBB3 (HER3) receptor, which the Company has partnered with Biogen Idec, Inc., and ficlatuzumab, a product candidate for which the Company has completed a phase 2 clinical study. Both AV-203 and ficlatuzumab were derived from the Company’s Human Response Platform™, a novel method of building preclinical models of human cancer. The Company has also initiated a program focusing on cachexia (AV-380), a serious and common complication of advanced cancer and a number of chronic diseases that is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. In connection with this program, the Company recently nominated an AV-380 development candidate and initiated cell line development.

The Company has generated an accumulated deficit as of September 30, 2013 of $410.6 million and will require substantial additional capital for research and the development of its preclinical and clinical product candidates.

As used throughout these condensed consolidated financial statements, the term “AVEO,” refers to AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2013, and for the three and nine months, respectively, ended September 30, 2013 and 2012, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable up-front license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company typically uses best estimate of selling price to estimate the selling price for licenses to the Company’s proprietary technology, since the Company often does not have VSOE or TPE of selling price for these deliverables. In those circumstances where the Company utilizes best estimate of selling price to determine the estimated selling price of a license to the Company’s proprietary technology, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements and internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating the Company’s best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

The Company typically receives non-refundable up-front payments when licensing its intellectual property in conjunction with a research and development agreement. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributed to the license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s research and development obligations. If management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. When management believes the license to its intellectual property has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

The Company aggregates its milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent-related milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone payment may be due to the Company upon the initiation of a phase 3 clinical trial for a new indication, which is the last phase of clinical development and could eventually contribute to marketing approval by the U.S. Food and Drug Administration (“FDA”) or other global regulatory authorities. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to the Company upon the FDA’s acceptance of a New Drug Application (“NDA”). Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Patent-related milestones are typically achieved when a patent application is filed or a patent is issued with respect to certain intellectual property related to the applicable collaboration.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including personnel-related costs such as salaries and stock-based compensation, facilities, research-related overhead, clinical trial costs, manufacturing costs and costs of other contracted services, license fees, and other external costs.

Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received in accordance with the provisions of Accounting Standards Codification (“ASC”) 730, Research and Development.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2013 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager. Cash equivalents at December 31, 2012 consisted of money market funds, asset-backed commercial paper, and corporate debt securities, including commercial paper, maintained by an investment manager.

Marketable Securities

Marketable securities at September 30, 2013 consisted of U.S. government agency securities, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2012 consisted of municipal bonds, asset-backed commercial paper, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2013 and 2012.

Available-for-sale securities at September 30, 2013 and December 31, 2012 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013:
Corporate debt securities	$45,247	$15	$(5)	$45,257
Government agency securities	15,787	2	—	15,789
Asset-backed securities	18,900	—	(4)	18,896

	$79,934	$17	$(9)	$79,942

December 31, 2012:
Corporate debt securities	$58,751	$16	$(11)	$58,756
Municipal bonds	10,545	—	—	10,545
Asset-backed securities	6,359	—	—	6,359
Asset-backed commercial paper	8,806	2	—	8,808

	$84,461	$18	$(11)	$84,468

The aggregate fair value of securities in an unrealized loss position for less than 12 months at September 30, 2013 was $26.0 million, representing fourteen securities. There were no securities that were in an unrealized loss position for greater than 12 months at September 30, 2013. The unrealized loss was caused by a temporary change in the market for those securities primarily caused by changes in market interest rates. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis of the security. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and are recognized in other income (expense), net. The Company does not believe an other-than temporary impairment exists with respect to those securities in an unrealized loss position at September 30, 2013.

Marketable securities in an unrealized loss position at September 30, 2013 and December 31, 2012 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
September 30, 2013:
Corporate debt securities	$10,259	$(5)
Government agency securities	1,619	—
Asset-backed securities	14,078	(4)

	$25,956	$(9)

December 31, 2012:
Corporate debt securities	$29,806	$(11)
Asset-backed securities	6,359	—

	$36,165	$(11)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets utilizing Level 2 inputs include U.S. government agency securities, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of September 30, 2013 or December 31, 2012.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities recorded at fair value that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$38,490	$6,076	$—	$44,566
Marketable securities	—	79,942	—	79,942

	$38,490	$86,018	$—	$124,508

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$51,182	$18,121	$—	$69,303
Marketable securities	—	84,468	—	84,468

	$51,182	$102,589	$—	$153,771

The carrying amounts of the Company’s financial instruments not required to be measured at fair value, which include accounts receivable and accounts payable, approximate their fair values at September 30, 2013 and December 31, 2012.

The fair value of the Company’s loans payable at September 30, 2013, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $22.4 million and is considered a level 2 fair value measurement. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and a deferred financing charge, which approximates a market interest rate.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $0.1 million of impairment losses during the nine months ending September 30, 2013.

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

The following table sets forth for the periods presented the potentially dilutive common share equivalents (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average options outstanding	5,819	4,794	5,638	4,629
Weighted average warrants outstanding	3	10	8	10

	5,822	4,804	5,646	4,639

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”), to share-based awards. All awards are recognized in the Company’s statements of operations on a straight-line basis over their requisite service periods. Equity-classified awards are measured based on the grant date fair values of the awards calculated using the measurement and recognition provisions of ASC 718. During the three and nine months ended September 30, 2013 and 2012, respectively, the Company recorded the following stock-based compensation expense for equity-classified awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Research and development	$530	$972	$1,677	$2,801
General and administrative	534	1,076	1,365	3,309

	$1,064	$2,048	$3,042	$6,110

Liability-classified awards are re-measured to the award’s fair value as of each balance sheet date until settled. The Company recorded $34,000 and $0.1 million in compensation expense for liability-classified awards during the three and nine months ended September 30, 2013, respectively. No costs associated with liability-classified awards were recognized during 2012.

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

Income Taxes

The Company provides for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company accounts for income taxes under ASC 740, Income Taxes, which provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, principally in the United States. The Company has $1.0 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income (loss) but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and presents this information in the condensed consolidated financial statements. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

For a discussion of other recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 11, 2013. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2013 that had a material effect on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2013 through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers. The Company and Astellas are currently evaluating tivozanib in colorectal cancer and triple negative breast cancer as part of the BATON program.

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

Under the Astellas Agreement, the Company received an initial cash payment of $125.0 million, comprised of a $75.0 million license fee and $50.0 million in research and development funding. The Company retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, the Company received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of the NDA filing for tivozanib for the treatment of patients with advanced renal cell carcinoma (“RCC”). The milestone was considered substantive and revenue was recognized upon achievement of the milestone. The Company is also eligible to receive from Astellas an aggregate of approximately $1.2 billion in potential future milestone payments, comprised of (i) up to $65 million in substantive milestone payments upon achievement of specified clinical and development milestone events, (ii) up to $325 million in substantive milestone payments upon achievement of specified regulatory milestone events, and (iii) up to approximately $788 million in milestone payments upon the achievement of specified commercial sales events. The first anticipated clinical and development milestone will become due to the Company upon initiation of the first phase 3 clinical trial of tivozanib, if any, in breast cancer, colorectal cancer or another indication. The timing of this milestone is uncertain, as the Company has not finalized plans for its future trials, and the Company needs to complete further trials, including its phase 2 clinical trials, which do not result in any milestone payments coming due, prior to initiating any further phase 3 trials. If tivozanib is successfully developed and launched in the Royalty Territory, Astellas will be required to pay to the Company tiered, double digit royalties on net sales of tivozanib in the Royalty Territory, if any, subject to offsets under certain circumstances. The Company is required to pay KHK low to mid-teen royalties on its net sales in North America, and 30% of certain amounts the Company may receive from Astellas in connection with Astellas’ development and commercialization activities in Europe and the Royalty Territory, including up-front license fees, milestone payments and royalties.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs that have been incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $2.3 million and $7.5 million during the three months ended September 30, 2013 and 2012, respectively, and by $14.9 million and $22.9 million during the nine months ended September 30, 2013 and 2012, respectively. The Company also reduced general and administrative expense by $0.4 million during the three months ended September 30, 2013 and 2012, and by $2.7 million and $1.9 million during the nine months ended September 30, 2013 and 2012, respectively, as a result of these provisions. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $8.9 million at September 30, 2013.

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

The Company allocated the up-front consideration of $125.0 million to the deliverables based on management’s best estimate of selling price of each deliverable using the relative selling price method as the Company did not have VSOE or TPE of selling price for such deliverables. The Company’s best estimate of selling price considered discounted cash flow models, the key assumptions of which included the market opportunity for commercialization of tivozanib in North America and Europe and the Royalty Territory, the probability of successfully developing and commercializing tivozanib, the remaining development costs for tivozanib, and the estimated time to commercialization of tivozanib. The Company’s analysis included the following market conditions and entity-specific factors: (a) the specific rights provided under the license to develop and commercialize tivozanib in North America and Europe and the Royalty Territory, (b) the potential indications for tivozanib pursuant to the licenses, (c) the relevant territories for the respective licenses, (d) the stage of development of tivozanib by potential indication and estimated remaining development timelines and costs for each indication, (e) the development risk by indication, (f) the market size by indication, (g) the expected product life of tivozanib assuming commercialization and (h) the competitive environment. More specifically, the Company’s discounted cash flow model included an assumption that the Company and Astellas would develop and commercialize tivozanib in North America and Europe as a monotherapy for RCC, and in combination with other known anti-cancer agents for RCC, breast cancer and colorectal cancer. Approximately 70% of the value of tivozanib in the discounted cash flow model was a result of the estimated market opportunity for tivozanib as a monotherapy for RCC. The market opportunity for commercialization of tivozanib in North America and Europe was generated using a patient-based forecasting approach, with key epidemiological, market penetration, dosing, compliance, length of treatment, and pricing assumptions derived from primary and secondary market research. While the RCC monotherapy opportunity represented the majority of the market opportunity, clinical trials for tivozanib in the breast cancer and colorectal cancer indications were in earlier stages of development at the time the Company completed the allocation and therefore had more development risk and were assigned a lower probability of success relative to the RCC indication, with a longer timeline to potential cash inflows. The probability of successfully developing and commercializing tivozanib in the various indications throughout the world (other than Asia) was estimated based on standard industry averages for similar product candidates being developed for oncology indications. The remaining development costs were estimated based upon budgets and estimated costs for ongoing and planned clinical trials in all contemplated indications. The time to commercialization was based on the Company’s estimates, which projected the launch of tivozanib for RCC monotherapy in 2013. The market opportunity for the Royalty Territory was estimated based upon a specified percentage of total projected European sales and costs of tivozanib. The Company believes that this method for estimating market opportunity outside of North America, Europe and Asia is common in the pharmaceuticals industry. The Company utilized a discount rate of 15% in its analysis, representing the weighted average cost of capital derived from returns on equity for comparable companies.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company is recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. The Company estimated the period of performance considering the joint plan to develop tivozanib in several indications, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as the Company obtains additional clinical data in these indications. As a result, the Company estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. The Company reassesses the period of performance at the end of each reporting period. The Company recorded approximately $0.1 million of revenue associated with the Royalty Territory Deliverable during each of the three month periods ended September 30, 2013 and 2012, and approximately $0.3 million of revenue associated with the Royalty Territory Deliverable during each of the nine month periods ended September 30, 2013 and 2012.

The Company believes the clinical and development and regulatory milestones that may be achieved under the Astellas Agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when the applicable milestones are achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. The Company did not recognize any milestone payments under the Astellas arrangement during the nine months ended September 30, 2013 or 2012.

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

Under the terms of the agreement, Biogen Idec paid the Company an up-front cash payment of $5.0 million in March 2009, which is being amortized over the period of the Company’s substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the Company’s initial public offering in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the per share price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of the Company’s substantial involvement. The Company earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009, the achievement of which was not considered at risk; such milestone payment was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the GLP toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company could potentially also receive an option exercise fee and regulatory milestone payments of up to $45.0 million in the aggregate if Biogen Idec exercises its option to obtain exclusive rights to commercialize ERBB3 antibody products in its territory. The first regulatory milestone that the Company could potentially receive is a $25.0 million payment due upon the receipt of the first regulatory approval of a licensed product from the EMA. The Company does not expect to achieve this milestone in the near future. The Company did not earn any milestones under the Biogen arrangement during the nine months ended September 30, 2013 or 2012.

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay the Company royalties on Biogen Idec’s sales of ERBB3 antibody products in its territory, and the Company will pay Biogen Idec royalties on the Company’s sale of ERBB3 antibody products in North America.

Under the agreement, the Company recorded revenue of $0.2 million and $0.6 million during the three months and nine month periods ended September 30, 2013, respectively, and $0.2 million and $0.6 million during the three and nine month periods ended September 30, 2012, respectively.

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

In May 2012, the Company earned a patent-related milestone payment of $250,000 upon filing of a patent application by OSI, and the Company also earned a clinical and development milestone payment of $750,000 for commencement by OSI of GLP toxicology studies. Since these milestones were considered substantive, they were recorded as revenue during the nine month periods ended September 30, 2012.

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

The Company recorded revenue of $0.7 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, pursuant to the license agreement.

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

(5) Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Clinical expenses	$7,154	$6,688
Salaries and benefits	2,336	6,015
Restructuring	838	1,653
Professional fees	595	430
Accrued interest	217	275
Medical affairs	104	583
Collaboration expenses	—	1,807
Pre-commercialization expenses	—	924
Other	910	1,168

	$12,154	$19,543

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

Per annum interest is payable on the principal balance of the loan at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. The Company must make interest payments on the loan each month following the date of borrowing under the Loan Agreement. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015. The loan is secured by a lien on all of the Company’s personal property as of, or acquired after, the date of the Loan Agreement, except for intellectual property.

The Loan Agreement required a deferred charge of $1.3 million which was paid in May 2012 related to the amendment of the Loan Agreement. The Loan Agreement also includes an additional deferred charge of $1.2 million due in June 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $193,000 in loan issuance costs paid directly to the lenders under the Loan Agreement, which were offset against the loan proceeds and are accounted for as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $780,000 as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate for the loans outstanding under the Loan Agreement is approximately 13.1%.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2013, the lenders have not asserted any events of default under the loan. While the Company does not believe that there has been a material adverse change, as defined in the Loan Agreement, it is possible that Hercules could take the position that the adverse outcome relating to the development and commercialization of tivozanib for RCC, including the FDA informing the Company that it would not approve the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation described below in Item 1, Note 9—Legal Action, constitute a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules. As of September 30, 2013, the principal balance outstanding was $21.8 million.

Future minimum payments under the loans payable outstanding as of September 30, 2013 are as follows (amounts in thousands):

Years Ending December 31:
2013 (3 months remaining)	3,077
2014	13,546
2015	9,309

25,932
Less amount representing interest	(2,855)
Less discount	(247)
Less deferred charges	(1,238)
Less current portion	(10,043)

Loans payable, net of current portion	$11,549

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the nine months ended September 30, 2013 and 2012.

A summary of the status of the Company’s stock option activity at September 30, 2013 and changes during the nine months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,638,388	$9.86
Granted	2,709,840	$4.96
Exercised	(139,903)	$1.37
Forfeited	(1,983,719)	$10.26

Outstanding at September 30, 2013	5,224,606	$7.40	6.41	$210,279

Vested or expected to vest at September 30, 2013	4,518,190	$7.80	5.95	$210,279

Exercisable at September 30, 2013	3,029,547	$8.55	4.42	$210,279

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the nine months ended September 30, 2013 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. As of September 30, 2013, there was $5.4 million of total unrecognized stock-based compensation expense related to stock options granted under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (the “plans”). The expense is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based awards to employees are required to be measured at fair value. The Company uses the Black-Scholes pricing model in order to calculate the estimated fair value of its stock option grants. This model requires the Company to make assumptions with respect to factors such as volatility, interest rate, dividend yield and term. Because the Company only completed its initial public offering in March 2010, it has not had sufficient history as a publicly traded company to support a calculation of expected term and volatility. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, market capitalization and similar product pipelines. The Company utilized a weighted average method of using its own historical volatility data for the quarters that it has been public, along with data it obtained with respect to its peer companies. Due to the lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Additionally, under the provisions of ASC 718, the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

During the three and nine months ended September 30, 2013 and 2012, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended September 30,
	2013	2012
Volatility factor	71.13%	64.84%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.715%	0.83%
Dividend yield	—	—

Nine Months Ended September 30,
	2013	2012
Volatility factor	64.22-72.65%	64.30-64.94%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.01-1.71%	0.83-1.33%
Dividend yield	—	—

The restricted stock activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Fair Value
Unvested at December 31, 2012	245,020	$13.31
Granted	689,678	5.23
Cancelled	(172,280)	9.14
Expired	—	—
Vested/Released	(32,500)	14.16

Unvested at September 30, 2013	729,918	$6.62

The Company reversed $2.0 million of previously recognized stock-based compensation expense during the nine months ending September 30, 2013 associated with restricted stock awards that are no longer probable of vesting. As of September 30, 2013, there was $0.1 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 0.8 year.

(8) Strategic Restructurings

In October 2012, the Company announced a strategic restructuring designed to optimize resources and reduce expenses. The Company’s restructuring and projected cost savings are being achieved through a combination of reduced spending on early stage research programs and a reduction in force of 48 positions, as well as the elimination of 30 previously open positions.

In connection with the receipt of a Complete Response Letter from the FDA informing the Company that the FDA would not approve the Company’s NDA for tivozanib for the treatment of patients with advanced RCC, the Company announced a strategic restructuring in June 2013 to refocus the Company’s efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets. As part of this restructuring, the Company decided not to pursue the development of tivozanib in RCC. This restructuring has been substantially completed. The Company expects this restructuring to be fully completed by December 31, 2013.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying condensed consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2012	Restructuring expense incurred during the nine months ended September 30, 2013	Restructuring amounts paid during the nine months ended September 30, 2013	Restructuring amounts accrued at September 30, 2013
	(in thousands)
Employee severance, benefits and related costs.	$1,653	$7,618	$(8,488)	$783
Contract termination costs	—	82	(27)	55

Total	1,653	7,700	(8,515)	838

Restructuring expense for the nine months ended September 30, 2013 includes impairment charges of $0.3 million.

(9) Legal Actions

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

On July 3, 2013, the Company received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. The Company is fully cooperating with the SEC regarding this fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read with our unaudited condensed consolidated financial statements and notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or SEC, on March 11, 2013. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, general and administrative expenses, research and development expenses, and the sufficiency of our cash for future operations. Words such as “anticipate,” “target,” “project,” “believe,” “goals,” “estimate,” “potential,” “predict,” “may,” “expect,” “might,” “could,” “intend,” variations of these terms or the negative of those terms and similar expressions are intended to identify these forward-looking statements. Readers are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Item 1A of Part II and elsewhere in this report.

Overview

We are a cancer therapeutics company, which does business as AVEO Oncology™, committed to discovering and developing targeted cancer therapies to impact patients’ lives. Our product candidates are directed against important mechanisms, or targets, known or believed to be involved in cancer. Our proprietary Human Response Platform™, a novel method of building preclinical models of human cancer, provides us with unique insights into cancer biology.

In 2006, we acquired exclusive rights to develop and commercialize tivozanib, our lead product candidate, worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Under the license agreement, we obtained an exclusive license outside of Asia to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers for the diagnosis, prevention and treatment of any and all human diseases and conditions. KHK has retained all rights to tivozanib in Asia. We have obligations to make milestone and royalty payments to KHK. The royalty rates range from the low to mid-teens as a percentage of our net sales of tivozanib. We are also obligated to pay a specified percentage of certain amounts we receive from any third-party sublicensees, including Astellas Pharma, Inc., or Astellas. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we have agreed to share responsibility, including all profits and losses, with Astellas for the continued development and commercialization of tivozanib in the United States, Mexico and Canada, which we refer to collectively as North America, and Europe. Throughout the rest of the world, outside of North America, Europe and Asia, we granted Astellas an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our exclusively licensed patents covering the tivozanib molecule and its therapeutic use expire in April 2022, with the possibility of patent term extension to April 2027 in the United States and in the European countries where the tivozanib molecule and its therapeutic use are patented.

We and our partner Astellas are evaluating tivozanib in the BATON phase 2 clinical trials of tivozanib in colorectal and breast cancer. The BATON (Biomarker Assessment of Tivozanib in ONcology) program is a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with modified FOLFOX6 (mFOLFOX6) compared to Avastin® (bevacizumab) in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. Results are expected in 2014. BATON-BC is a phase 2 clinical trial evaluating the efficacy and safety of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer. Patient enrollment in this clinical trial has been slower than anticipated, and we expect to reassess enrollment rates and the impact on our plans in this indication in the coming months.

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

AV-203, which is derived from our Human Response Platform, is our clinical-stage ERBB3 (HER3) inhibitory antibody candidate, which we have partnered outside of North America with Biogen Idec International GmbH, a subsidiary of Biogen Idec, Inc. (which we collectively refer to herein as Biogen Idec). ERBB3 is believed to be an important receptor regulating cancer cell growth and survival, and high ERBB3 levels have been shown to correlate with poor prognoses in several tumor types. AV-203 has demonstrated tolerability in the dose-escalation portion of a phase 1 clinical trial examining the safety, tolerability and preliminary anti-tumor activity of AV-203 in patients with metastatic or advanced solid tumors, and the recommended dose for further evaluation has been established. AV-203 is now being evaluated in an expansion cohort in a biomarker-defined patient population.

Ficlatuzumab, which was also derived from our Human Response Platform, binds to hepatocyte growth factor, or HGF, thereby blocking its function. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies and a phase 2 clinical study evaluating ficlatuzumab. We intend, in the coming months, to explore strategic options for ficlatuzumab.

In 2012, we initiated a program focusing on cachexia (AV-380), a serious and common complication of advanced cancer and a number of chronic diseases that is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. In connection with this program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia, and we recently nominated an AV-380 development candidate and initiated cell line development.

Using our Human Response Platform, we have identified a number of other promising targets that appear to be potent drivers of tumor growth. Genetic screens conducted using the Human Response Platform have demonstrated that activation of the Notch signaling pathway plays an important role in tumor formation and the maintenance of cancer stem cell populations in tumors. We have discovered antibodies that target the Notch 1 and Notch 3 receptors and are seeking to partner this program. Work in our Human Response Platform has also identified Fibroblast Growth Factor ligands and receptors, specifically FGFR2 and FGFR3, as powerful drivers of tumor growth in a variety of tumor models and implicated the activation of the pathway in tumor development. We have discovered antibodies that target these receptors and are seeking to partner this program as well.

We have devoted substantially all of our resources to our drug discovery efforts, including research and development, conducting clinical trials for our product candidates, protecting our intellectual property and supporting the general and administrative functions of these operations. We have generated no revenue from product sales through September 30, 2013, and have principally funded our operations through:

•	$381.8 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

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

We do not have a history of being profitable and, as of September 30, 2013, we had an accumulated deficit of $410.6 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

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

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib for the treatment of patients with advanced renal cell cancer, or RCC. We made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the U.S. Food and Drug Administration, or FDA, of our New Drug Application, or NDA, filing for tivozanib for the treatment of patients with advanced RCC.

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

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries in connection with which we and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers. We and Astellas are evaluating tivozanib in colorectal cancer and triple negative breast cancer, as part of the BATON program.

Under the terms of the collaboration agreement, we and Astellas share responsibility for continued development and commercialization of tivozanib in the United States, Canada and Mexico, which we refer to collectively as North America, and Europe under the joint development plan and joint commercialization plan, respectively. Throughout the rest of the world (which excludes North America, Europe and Asia), which we refer to as the royalty territory, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. Our plan to commercialize tivozanib in collaboration with Astellas, as described herein, is subject to our and Astellas’ receipt of necessary regulatory approvals from the FDA and foreign regulatory authorities based upon favorable results in clinical trials. There can be no assurance that such approvals will be obtained.

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

Unless terminated earlier in accordance with its terms, the agreement expires (a) with respect to the royalty territory, on a country-by-country basis, upon the latest to occur of: (i) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the composition of tivozanib, (ii) the expiration of the last-to-expire valid claim of an AVEO patent or joint patent covering the use of tivozanib, but only for so long as no generic competition exists in such country, and (iii) twelve years from first commercial sale of tivozanib in such country; and (b) with respect to North America and Europe as a whole, upon the expiration of all payment obligations between the parties related to development and commercialization of tivozanib in North America and Europe. Astellas has the right to terminate the agreement, in its entirety or solely with respect to the Royalty Territory, at any time upon 180 days prior written notice to us. Either party may terminate the agreement with respect to a specified territory or country as set forth in the agreement, if the other party fails to cure a material breach related to such territory or country, as applicable. We may also terminate the agreement in its entirety upon a patent-related challenge by Astellas, its affiliates or sublicensees if such patent-related challenge is not withdrawn within 30 days following notice by us to Astellas of such termination. There are no refund provisions in the agreement.

We are accounting for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these joint development and commercialization activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of research and development costs incurred by us are recorded as a reduction to expense due to the joint cost-sharing provisions of the agreement in North America and Europe. As a result of the cost-sharing provisions in our agreement with Astellas, we reduced research and development expense by $2.3 million and $7.5 million during the three months ended September 30, 2013 and 2012, respectively, and by $14.9 million and $22.9 million during the nine months ended September 30, 2013 and 2012, respectively. We also reduced general and administrative expense by $0.4 million during the three months ended September 30, 2013 and 2012, and by $2.7 million and $1.9 million during the nine months ended September 30, 2013 and 2012, respectively as a result of the cost-sharing provisions in our agreement with Astellas. The net amount due to us from Astellas pursuant to the cost-sharing provisions is $8.9 million at September 30, 2013.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. We are recording the $4.8 million ratably over the period of our performance through April 2022, the remaining patent life of tivozanib. We estimated the period of performance considering that we plan to develop tivozanib with Astellas in several indications, including in breast cancer and colorectal cancer and potentially in other cancer indications. The clinical development of tivozanib in these indications is in earlier stages of development and, as a result, the clinical development timeline is uncertain and is expected to change as we obtain additional clinical data in these indications. As a result, we estimated the period of performance as the remaining patent life of tivozanib as it represents the longest period over which development of tivozanib could occur. We reassess the period of performance at each reporting period. We recorded approximately $0.1 million of revenue associated with the royalty territory deliverable during each of the three months ended September 30, 2013 and 2012, and approximately $0.3 million of revenue associated with the royalty territory deliverable during the nine months ended September 30, 2013 and 2012, respectively.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec, regarding the development and commercialization outside of North America of our discovery-stage ERBB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans. Under the agreement, we are responsible for developing ERBB3 antibodies through completion of the first clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. Until a specified time after we complete this clinical trial and deliver to Biogen Idec a detailed data package containing the results thereof, Biogen Idec may elect to obtain (1) a co-exclusive (with us) worldwide license, including the right to grant sublicenses, under our relevant intellectual property to develop and manufacture ERBB3 antibody products, and (2) an exclusive license, including the right to grant sublicenses, under our relevant intellectual property, to commercialize ERBB3 antibody products in all countries in the world other than North America. We retain the exclusive right to commercialize ERBB3 antibody products in North America.

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

Under the terms of the agreement, Biogen Idec paid us an up-front cash payment of $5.0 million in March 2009, which is being amortized over the period of our substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of series E convertible preferred stock at a per share price of $4.00, resulting in gross proceeds to us of $30.0 million. We determined that the per share price of $4.00 paid by Biogen Idec represented a premium of $1.09 per share over the fair value of the series E convertible preferred stock of $2.91 as calculated by us in our retrospective stock valuation; accordingly, we are recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of our substantial involvement. In connection with our initial public offering, consummated in March 2010, and the related 1:4 reverse stock split of our common stock, each four shares of outstanding series E convertible preferred stock were converted into one share of common stock.

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

If Biogen Idec exercises its exclusive option under the agreement, Biogen Idec will pay us royalties on its sales of ERBB3 antibody products in its territory, and we will pay Biogen Idec royalties on our sale of ERBB3 antibody products in North America.

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

Centocor Ortho Biotech

In May 2011, we entered into an exclusive license agreement with Centocor Ortho Biotech Inc., or Centocor, for the worldwide development and commercialization of antibodies, including our internally-discovered antibodies targeting the Recepteur d’Origine Nantais, or RON receptor, including the grant to Centocor of an exclusive, worldwide license to our proprietary RON-driven tumor models. In September 2012, we received notice from Centocor of termination of the Centocor License Agreement, effective on December 6, 2012, at which point all rights and the responsibility for future research and development, manufacturing and commercialization activities and costs of the RON antibody program granted to Centocor under the Centocor License Agreement returned to us.

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

We track external development expenses and personnel expenses on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Tivozanib	$4,092	$7,580	$21,204	$26,759
AV-203	927	1,753	4,905	7,008
Ficlatuzumab	8,179	3,163	11,326	11,387
Cachexia program (AV-380)	1,297	1,086	2,974	2,061
Platform collaborations	—	425	—	1,239
Other research and development	177	1,497	1,601	4,681
Overhead	4,742	5,595	14,569	14,190

Total research and development expenses	$19,414	$21,099	$56,579	$67,325

Tivozanib

We and our partner Astellas are evaluating tivozanib in the BATON phase 2 clinical trials of tivozanib in colorectal and breast cancer. The BATON program is a series of clinical trials assessing biomarkers in solid tumors that may be predictive of clinical response to tivozanib. Patient enrollment was completed earlier this year for BATON-CRC, a phase 2 clinical trial being conducted by Astellas evaluating tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced CRC. Results are expected in 2014. BATON-BC is a phase 2 clinical trial evaluating the efficacy and safety of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer. Patient enrollment in this clinical trial has been slower than anticipated, and we expect to reassess enrollment rates and the impact on our plans in this indication in the coming months. Future research and development costs for the tivozanib program are uncertain because such costs are dependent on a number of variables, including the cost and design of any additional clinical trials including additional trials in combination with other drugs and the timing of the regulatory process.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas share responsibility for tivozanib, including expenses for continued development and any future commercialization of tivozanib, in North America and Europe. Astellas is responsible for continued development and any future commercialization of tivozanib outside of North America, Europe and Asia. All costs associated with each party’s conduct of development and commercialization activities in North America and Europe, and any resulting profits or losses, are shared equally between the parties pursuant to a joint development plan. We have included $2.3 million and $7.5 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended September 30, 2013 and 2012, respectively, and $14.9 million and $22.9 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the nine months ended September 30, 2013 and 2012, respectively. Upon entering into our license agreement with KHK, we made a cash payment in the amount of $5.0 million to KHK. In the first quarter of 2010, we paid KHK a $10.0 million milestone payment in connection with the initiation of our phase 3 clinical trial of tivozanib for the treatment of patients with advanced RCC. In the first quarter of 2011, we paid KHK $22.5 million related to the up-front license payment received under the collaboration and license agreement with Astellas. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib for the treatment of patients with advanced RCC.

In June 2013, we received a Complete Response letter from the FDA informing us that the FDA would not approve the NDA for tivozanib for the treatment of patients with advanced RCC. In view of the FDA’s decision, and our subsequent decision not to pursue tivozanib development in RCC, we announced a strategic restructuring to refocus our efforts on the on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets.

AV-203

AV-203, which was derived from our Human Response Platform, is our clinical-stage ERBB3 (HER3) inhibitory antibody candidate. ERBB3 is believed to be an important receptor regulating cancer cell growth and survival, and high ERBB3 levels have been shown to correlate with poor prognoses in several tumor types. We have granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ERBB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America.

AV-203 has demonstrated tolerability in the dose-escalation portion of a phase 1 clinical trial examining the safety, tolerability and preliminary anti-tumor activity of AV-203 in patients with metastatic or advanced solid tumors, and the recommended dose for further evaluation has been established. AV-203 is now being evaluated in an expansion cohort in a biomarker-defined patient population. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of AV-203.

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

We have completed two phase 1 clinical studies and a phase 2 clinical study evaluating ficlatuzumab. In September 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and Iressa® (gefitinib) to Iressa monotherapy in previously untreated Asian subjects with non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to Iressa did not result in a statistically significant improved overall response rate. We intend, in the coming months, to explore strategic options for ficlatuzumab.

Cachexia Program (AV-380)

In 2012, we initiated a program (AV-380) focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases which is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. In connection with this program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia, and we recently nominated an AV-380 development candidate and initiated cell line development. Due to the early stage of this program and the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the future research and development costs for our cachexia program.

Platform Collaborations

In September 2012, we received notice from Centocor of the termination, effective December 6, 2012, of its license agreement with us, at which point all rights to and the responsibility for future research and development of the RON antibody program returned to us. Centocor funded certain translational research studies using our proprietary Human Response Platform related to the RON program. The related expenses were captured as a cost of the agreement with Centocor.

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success, if any, of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future in order to fund the development of our preclinical and clinical product candidates.

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

We anticipate that our general and administrative expenses will decrease due to the elimination of activities supporting the planned commercialization of tivozanib for RCC and the continued reduction of infrastructure that supported those efforts. This decrease may be partially offset by an increase in legal costs associated with the ongoing shareholder litigation and SEC investigation described below in Part II. Item 1.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2013, we are projecting an ordinary loss for the year ended December 31, 2013, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)
	2013	2012		%
	(in thousands)
Revenue	$323	$1,018	$(695)	(68)%
Operating expenses:
Research and development	19,414	21,099	(1,685)	(8)%
General and administrative	4,440	9,300	(4,860)	(52)%
Restructuring and impairment	77	—	77	100%

Total operating expenses	23,931	30,399	(6,468)	(21)%

Loss from operations	(23,608)	(29,381)	5,773	(20)%
Other income, net	32	46	(14)	(30)%
Interest expense	(756)	(888)	132	(15)%
Interest income	26	101	(75)	(74)%

Net loss	$(24,306)	$(30,122)	$5,816	19%

The following table sets forth revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase/ (decrease)
Revenue	2013	2012		%
	(in thousands)
Strategic Partner:
Biogen Idec	$216	$216	—	—
Astellas	107	107	—	—
Centocor	—	695	$(695)	(100)%

	$323	$1,018	$(695)	(68)%

Revenue. Revenue for the three months ended September 30, 2013 was $0.3 million compared to $1.0 million for the three months ended September 30, 2012, a decrease of $0.7 million or 68%. The decrease is due to revenue recognized during the third quarter of 2012 related to research funding under our collaboration agreement with Centocor that did not recur during the third quarter of 2013 due to the termination of the collaboration agreement in December 2012. Revenue for the three months ended September 30, 2013 consisted of the amortization of previously deferred revenue associated with our collaboration agreements with Biogen Idec and Astellas.

Research and development. Research and development, or R&D, expenses for the three months ended September 30, 2013 were $19.4 million compared to $21.1 million for the three months ended September 30, 2012, a decrease of approximately $1.7 million or 8%. The decrease is primarily attributable to a decrease of $6.8 million in salaries, benefits, contract labor and employee travel following the reduction in personnel as part of our strategic restructurings announced in October 2012 and June 2013; a decrease of $1.2 million in external research and licensing fees; a decrease in clinical trial costs of $1.8 million due to a decrease in the number of active patients enrolled in ficlatuzumab and tivozanib studies; and a decrease of $3.2 million of regulatory and consulting fees supporting the development of tivozanib. These decreases are partially offset by a $5.2 million decrease in reimbursements to us from Astellas for shared tivozanib development costs, which we record as a reduction in R&D expense; and an increase in development costs of $6.5 million relating to the manufacture of ficlatuzumab that began in 2012 and was completed in the third quarter of 2013.

General and administrative. General and administrative, or G&A, expenses for the three months ended September 30, 2013 were $4.4 million compared to $9.3 million for the three months ended September 30, 2012, a decrease of $4.9 million or 52%. The decrease is primarily the result of a $2.1 million decrease in pre-commercialization costs associated with tivozanib and a $2.8 million decrease in salaries, benefits and other employee costs due to an overall decrease in personnel related to our strategic restructuring announced in June 2013.

Restructuring. Restructuring expense for the three months ended September 30, 2013 was $77,000, with no corresponding expense for the three months ending September 30, 2012. The restructuring charges related to our strategic restructuring announced in June 2013, which has been substantially completed.

Other income, net. Other income, net for the three months ended September 30, 2013 was $32,000 compared to $46,000 for the three months ended September 30, 2012, a decrease of $14,000 or 30%. Other income for the three months ended September 30, 2013 and September 30, 2012 was due to gains on foreign currency transactions.

Interest expense. Interest expense for the three months ended September 30, 2013 was $0.8 million compared to $0.9 million for the three months ended September 30, 2012, a decrease of $0.1 million or 15%. Interest expense is related to our loan with Hercules.

Interest income. Interest income for the three months ended September 30, 2013 was $26,000 compared to $101,000 for the three months ended September 30, 2012, a decrease of $75,000 or 74%. The decrease in interest income is primarily due to a lower average cash and investments balance during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the nine months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/ (decrease)
	2013	2012		%
	(in thousands)
Revenue	$970	$3,755	$(2,785)	(74)%
Operating expenses:
Research and development	56,579	67,325	(10,746)	(16)%
General and administrative	24,213	27,469	(3,256)	(12)%
Restructuring and impairment	8,013	—	8,013	100%

Total operating expenses	88,805	94,794	(5,989)	(6)%

Loss from operations	(87,835)	(91,039)	3,204	(4)%
Other (expense) income, net	(120)	279	(399)	(143)%
Interest expense	(2,451)	(2,613)	162	(6)%
Interest income	102	459	(357)	(78)%

Net loss	$(90,304)	$(92,914)	$2,610	(3)%

The following table sets forth revenue for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase/ (decrease)
Revenue	2013	2012		%
	(in thousands)
Strategic Partner:
Biogen Idec	$648	$648	—	—
Astellas	322	322	—	—
Centocor	—	1,765	$(1,765)	(100)%
OSI	—	1,000	(1,000)	(100)%
Other	—	20	(20)	(100)%

	$970	$3,755	$(2,785)	(74)%

Revenue. Revenue for the nine months ended September 30, 2013 was $1.0 million compared to $3.8 million for the nine months ended September 30, 2012, a decrease of $2.8 million or 74%. The decrease was primarily due to revenue recognized during the first nine months of 2012 that did not recur during the comparable period of 2013, including revenue related to milestones achieved under our collaboration agreement with OSI, as well as research funding under our collaboration agreement with Centocor. Revenue for the nine months ended September 30, 2013 consisted of the amortization of previously deferred revenue associated with our collaboration agreements with Biogen Idec and Astellas.

Research and development. R&D expenses for the nine months ended September 30, 2013 were $56.6 million compared to $67.3 million for the nine months ended September 30, 2012, a decrease of approximately $10.7 million or 16%. The decrease is primarily attributable to a decrease of $10.9 million in salaries, benefits and contract labor following the reduction in personnel as part of our strategic restructurings announced in October 2012 and June 2013; a decrease in clinical trial costs of $2.1 million associated with ficlatuzumab as a result of a decrease in the number of active patients; a decrease in external research and laboratory supply expenses of $1.8 million associated with ficlatuzumab and our pipeline programs primarily due to an overall decrease in R&D activity following our strategic restructuring announced in October 2012; a decrease in manufacturing costs of $0.6 million primarily related to AV-203; a decrease of $0.6 million in tivozanib development costs; and a decrease in licensing costs of $0.8 million primarily related to AV-203 and other pipeline programs. These decreases are partially offset by a $1.7 million increase in facility costs that were allocated to R&D expenses, primarily due to rent expense associated with our headquarters at 650 East Kendall Street in Cambridge, Massachusetts; and an increase in development costs of $4.2 million relating to the manufacture of ficlatuzumab that began in 2012 and was completed in the third quarter of 2013.

General and administrative. G&A expenses for the nine months ended September 30, 2013 were $24.2 million compared to $27.5 million for the nine months ended September 30, 2012, a decrease of $3.3 million or 12%. The decrease is primarily the result of a decrease of $2.3 million in employee compensation and benefits following our strategic restructuring announced in June 2013; a decrease in stock-based compensation of $1.4 million due to the reversal of stock-based compensation expense for certain awards that are no longer probable of vesting; and a decrease of $0.5 million in expenses for tivozanib pre-commercialization activities. These amounts were partially offset by an increase of $1.0 million in facilities costs associated with our headquarters at 650 East Kendall Street.

Restructuring. Restructuring expense for the nine months ended September 30, 2013 was $8.0 million, with no corresponding expense for the nine months ending September 30, 2012. The restructuring charges related to our strategic restructuring announced in June 2013, which has been substantially completed.

Other (expense) income, net. Other (expense) income, net for the nine months ended September 30, 2013 was $(120,000) compared to $279,000 for the nine months ended September 30, 2012, a decrease of $399,000 or 143%. Other expense for the nine months ended September 30, 2013 is primarily due to losses on foreign exchange rates and fixed asset disposals, while the income for the nine months ended September 30, 2012 is primarily due to proceeds from the sale of excess drug supplies.

Interest expense. Interest expense for the nine months ended September 30, 2013 was $2.5 million compared to $2.6 million for the nine months ended September 30, 2012, a decrease of $0.1 million or 6%. Interest expense is related to our loan with Hercules.

Interest income. Interest income for the nine months ended September 30, 2013 was $102,000 compared to $459,000 for the nine months ended September 30, 2012, a decrease of $357,000 or 78%. The decrease in interest income is primarily due to a lower average cash and investments balance during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities in public offerings and private placements, revenue and expense reimbursements from strategic partnerships, debt financings and interest income. As of September 30, 2013, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from our subsequent public offerings of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of September 30, 2013, we had received an aggregate of $382.5 million in cash from our agreements with OSI, Biogen Idec, Astellas, Centocor and Eli Lilly and our three agreements with Merck, and $26.5 million in funding from our debt financing with Hercules. As of September 30, 2013, we had cash, cash equivalents and marketable securities of approximately $130.4 million. Currently, our funds are invested in money market funds, U.S. government agency securities, asset-backed securities, and corporate debt, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(75,747)	$(82,358)
Net cash provided by investing activities	645	150,182
Net cash provided by financing activities	49,362	2,797

Net (decrease) increase in cash and cash equivalents	$(25,740)	$70,621

For the nine months ended September 30, 2013 and 2012, our operating activities used cash of $75.7 million and $82.4 million, respectively. The cash used in operations for the nine months ended September 30, 2013 was primarily due to our net loss adjusted for non-cash items, partially offset by a decrease in the accounts receivable balance of $11.8 million due to the receipt of payments from Astellas during the nine months ended September 30, 2013. The cash used by operations for the nine months ended September 30, 2012 was due primarily to our net loss adjusted for non-cash items.

For the nine months ended September 30, 2013 and 2012, our investing activities provided cash of $0.6 million and $150.2 million, respectively. The cash provided by investing activities for the nine months ended September 30, 2013 and 2012 was primarily the net result of purchases, maturities and sales of marketable securities, in addition to purchases of property and equipment of $3.0 million and $4.2 million, respectively.

For the nine months ended September 30, 2013 and 2012, our financing activities provided $49.4 million and $2.8 million, respectively. The cash provided by financing activities for the nine months ended September 30, 2013 was due to the sale and issuance of 7,667,050 shares of common stock at a price of $7.50 per share in our public offering in January 2013 with net proceeds of $53.6 million, as well as proceeds from stock option exercises of $0.4 million, partially offset by principal payments on our loans payable of $4.7 million. The cash provided by financing activities for the nine months ended September 30, 2012 was due to net proceeds of $3.7 million due to an increase in the principal amount of our loan with Hercules, as well as proceeds from stock option exercises of $1.3 million, offset partially by principal payments on loans payable in the amount of $2.2 million.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules which we amended on December 21, 2011 and March 31, 2012, and under which we received a loan in an aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal beginning on April 1, 2013. We began repaying principal related to the loan agreement on April 1, 2013. The loan agreement includes an obligation to pay a deferred charge of $1.2 million due on June 1, 2014. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent upon any future event. Per annum interest is payable on the principal balance of the loan at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month the loan remains outstanding. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of September 30, 2013, the principal balance outstanding was $21.8 million. While we do not believe that there has been a material adverse change, as defined in the loan agreement, it is possible that Hercules could take the position that the recent adverse developments relating to the development and commercialization of tivozanib for RCC, including the FDA informing us that it would not approve the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation described below under “Part II, Item 1—Legal Proceedings,” constitute a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to continue to advance our preclinical and clinical programs.

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

•

our ability to secure alternative leasing or subleasing arrangements for our underutilized office and laboratory space at 650 East Kendall Street in Cambridge, Massachusetts, and to achieve related cost savings with respect to our current lease obligation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In connection with the June 2013 restructuring, we are reevaluating our facilities requirements for our headquarters and laboratory space at 650 East Kendall Street in Cambridge, Massachusetts. Failure to secure alternative arrangements with respect to our lease commitments could have an adverse effect on our operating results or financial condition.

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

We invest in short-term marketable securities for investment purposes. We are exposed to market risk related to changes in interest rates. As of September 30, 2013, we had cash and cash equivalents and marketable securities of $130.4 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, and corporate debt, including commercial paper. As of December 31, 2012, we had cash and cash equivalents and marketable securities of $160.6 million, consisting of cash on deposit with banks, money market funds, municipal bonds, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently invest in any auction rate securities.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt bears interest at variable rates. At September 30, 2013, the aggregate principal amount of our outstanding loan with Hercules was $21.8 million. Per annum interest is payable on the principal balance of the loan at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan. For every 1% increase in prime over 4.75% on the outstanding debt amount as of September 30, 2013, we would have a decrease in future cash flows of approximately $173,000 over the next twelve-month period.

Item 4.	Controls and Procedures.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 3, 2013, we received a subpoena from the SEC, requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. We are fully cooperating with the SEC regarding this fact-finding inquiry. The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our product candidates are still in preclinical and clinical development. Clinical trials of tivozanib and our other product candidates may not be successful, or may not result in approval by the U.S. Food and Drug Administration. If we are unable to obtain marketing approval or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

The regulatory process can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. If any of our product candidates are not shown to be safe and effective in humans through clinical trials, we and/or our strategic partners will not be able to obtain regulatory approval for such product candidate, and the resulting delays in developing other product candidates and conducting related preclinical studies and clinical trials would have a material adverse effect on our business, financial condition and results of operations. For example, although our pivotal phase 3 trial of tivozanib for the treatment of patients with advanced RCC met its primary endpoint of progression-free survival, the U.S. Food and Drug Administration, or FDA, made an adverse determination with respect to our New Drug Application, or NDA.

The success of tivozanib and our other product candidates will depend on several factors, many of which are beyond our control, including the following:

•	successful enrollment in, and completion of, clinical trials and preclinical studies;

•

our ability to demonstrate to the satisfaction of the FDA, and equivalent foreign regulatory agencies, the safety, efficacy and clinically meaningful benefit of our product candidates through completed, ongoing and any future clinical and non-clinical trials;

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

Any failure or delay in completing clinical trials for our product candidates, or unfavorable results from such trials, may prevent us from obtaining regulatory approval or commercializing product candidates on a timely basis, or at all, which would require us to incur additional costs and delay receipt of any product revenue.

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

Clinical trials often require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the trial, competing clinical trials, the availability of approved effective drugs and the perception of the efficacy and safety of our product candidates. We may experience delays or difficulties in enrolling patients in our current and planned trials of tivozanib in the coming months due to various factors, including the FDA’s Complete Response Letter, pursuant to which the FDA informed us that it would not approve our New Drug Application for tivozanib for the treatment of patients with advanced RCC. For example, patient enrollment in our BATON-BC trial has been slower than anticipated, and we expect to reassess enrollment rates and the impact on our plans in the triple negative breast cancer indication in the coming months. In addition, patients may withdraw from a clinical trial for a variety of reasons. If we fail to enroll and maintain the number of patients for which the clinical trial was designed, the statistical power of that clinical trial may be reduced which would make it harder to demonstrate that the product candidate being tested in such clinical trial is safe and effective. Additionally, we may not be able to enroll a sufficient number of qualified patients in a timely or cost-effective manner.

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

Although a substantial amount of our efforts will focus on the continued development of our preclinical and clinical product candidates, a key element of our strategy is to discover, develop and commercialize novel antibody-based products. We are seeking to do so through our internal research programs and intend to explore strategic partnerships for such development. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet may fail to yield product candidates for clinical development for many reasons, including the following:

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

Any regulatory approvals that we or our strategic partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing requirements and testing, including post-approval clinical trials, surveillance to monitor the safety and efficacy of the product candidate, and implementation of a risk evaluation and mitigation strategy. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and good clinical practices, or GCP, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Risks Related to Our Financial Position and Capital Requirements

We and certain of our executive officers have been named as defendants in two lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our executive officers, have been named as defendants in two purported class action lawsuits initiated earlier this year that generally allege that we and certain of our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. Additionally, we received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others.

We intend to engage in a vigorous defense of the lawsuits and are fully cooperating with the SEC regarding its fact-finding inquiry. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

Additional similar lawsuits might be filed.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since our inception, most of our resources have been dedicated to the discovery, preclinical and clinical development of our product candidates. In particular, we are currently conducting multiple clinical trials of our product candidates, each of which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing our preclinical and clinical product candidates. These expenditures will include costs associated with research and development, conducting preclinical and clinical trials, obtaining regulatory approvals and products from third-party manufacturers, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts of capital necessary to successfully complete the development and commercialization of our product candidates.

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

•

our ability to secure alternative leasing or subleasing arrangements for our underutilized office and laboratory space at 650 East Kendall Street in Cambridge, Massachusetts, and to achieve related cost savings with respect to our current lease obligation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the FDA’s decision not to approve our NDA for tivozanib for the treatment of advanced RCC constitutes a material adverse change under our loan and security agreement with Hercules, under which we had $21.8 million in loans outstanding as of September 30, 2013, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

Furthermore, in June 2013, due to the adverse FDA determination relating to our NDA for tivozanib for the treatment of patients with advanced RCC, we implemented a restructuring plan that included a reduction in our workforce. We may not be able to successfully implement the restructuring and we may not realize the planned cost savings benefits of any such restructuring, which could adversely affect our estimate of the period in which we have capital to fund our operating plan.

In connection with the June 2013 restructuring, we are reevaluating our facilities requirements for our headquarters and laboratory space at 650 East Kendall Street in Cambridge, Massachusetts. Failure to secure alternative arrangements with respect to our lease commitments could have an adverse effect on our operating results or financial condition.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $90.3 million during the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $410.6 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our preclinical and clinical product candidates.

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

At September 30, 2013, we had $130.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

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

We set goals, and make public statements regarding our expected timing for certain accomplishments, such as the commencement and completion of preclinical studies, initiation and completion of clinical trials, filing and approval of regulatory applications for our product candidates and other developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our and our current and potential future collaborators’ preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs by us and our current and potential future collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our or our current and potential future collaborators’ preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we or our current and potential future collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. In addition, as a result of our October 2012 and June 2013 corporate restructurings and workforce reductions, we may face additional challenges in retaining our existing senior management and key employees and recruiting new employees to join our company as our business needs change. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our future business plans.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

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

We have limited sales, marketing, reimbursement and distribution experience. To develop these capabilities, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that any of our product candidates will be approved for commercial sale. We could face a number of additional risks in developing our commercial infrastructure, including:

•	we may not be able to attract and build an effective marketing or sales force;

•	the cost of establishing a marketing or sales force may not be justifiable in light of the revenues generated by any particular product; and

•	our direct sales and marketing efforts may not be successful.

Furthermore, we have granted Astellas the rights to commercialize tivozanib in Europe and other areas of the world outside of Asia and, where appropriate, we may elect in the future to utilize strategic partners or contract sales forces to assist in the commercialization of other products, if approved. We may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties.

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

These strategic partnerships may not be scientifically or commercially successful due to a number of important factors, including the following:

•

Each of our strategic partners has significant discretion in determining the efforts and resources that it will apply to its strategic partnership with us. The timing and amount of any cash payments, related royalties and milestones that we may receive under such strategic partnerships will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of our product candidates by our strategic partners under their respective agreements. If we cannot agree with any of our strategic partners with respect to specific development or commercialization initiatives, development of our product candidates may be delayed or unsuccessful. For instance, under our collaboration with Astellas, we and Astellas must agree on all development and commercialization plans and strategies for North America and Europe before initiating such activities.

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

•

Our strategic partners may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of a substantial amount of its assets, sale of a substantial amount of its stock or change in control, which could divert the attention of a strategic partner’s management and adversely affect a strategic partner’s ability to retain and motivate key personnel who are important to the continued development of the programs under the applicable strategic partnership with us. In addition, the third party in such a transaction with our strategic partner could determine to reprioritize the strategic partner’s development programs such that the strategic partner ceases to diligently pursue the development of our programs and/or cause the respective strategic partnership with us to terminate.

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

In addition to our current strategic partnerships, a part of our strategy is to enter into additional strategic partnerships in the future, including alliances with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates, including ficlatuzumab and AV-380, could have an adverse effect on our business or our operating plan, including delaying the development and commercialization of our product candidates.

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the ODAC vote, securities class-action litigation has often been instituted against companies. For example, we, and certain of our executive officers, have been named as defendants in two purported class action lawsuits following our announcement of the ODAC vote. See “Part II, Item 1—Legal Proceedings” and “—We and certain of our executive officers have been named as defendants in two lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders own a significant percentage of our stock and may be able to exercise significant influence over matters subject to stockholder approval.

To our knowledge, as of September 30, 2013, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 18% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after September 30, 2013. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

Our management has broad discretion over the use of the cash available for our operations and working capital requirements and might not spend available cash in ways that increase the value of your investment.

Our management has broad discretion on where and how to use our cash and you will be relying on the judgment of our management regarding the application of our available cash to fund our operations. Our management might not apply our cash in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund existing and future research and development of our preclinical and clinical product candidates, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

AVEO PHARMACEUTICALS, INC.

Date: November 7, 2013	By:	/S/ DAVID B. JOHNSTON
David B. Johnston
Chief Financial Officer and principal financial and accounting officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document*					X

101.SCH	XBRL Taxonomy Extension Schema Document*					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document*					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*					X

101.LAB	XBRL Taxonomy Label Linkbase Document*					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document*					X

*	Submitted electronically herewith