Form 10-Q
period 2014-03-31
AVEO PHARMACEUTICALS INC
filed 2014-05-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2014: 52,266,461

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$46,335	$50,826
Marketable securities	41,987	67,680
Accounts receivable	1,254	984
Tenant improvement allowance receivable	13,321	5,833
Restricted cash	636	598
Prepaid expenses and other current assets	2,044	2,998

Total current assets	105,577	128,919
Property and equipment, net	19,011	14,140
Other assets	258	290
Restricted cash	2,959	2,997

Total assets	$127,805	$146,346

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,031	$4,238
Accrued expenses	12,351	13,263
Loans payable, net of discount	10,730	10,383
Deferred revenue	2,897	1,294
Other liabilities	1,238	1,238
Deferred rent	1,397	992

Total current liabilities	32,644	31,408
Loans payable, net of current portion and discount	6,001	8,822
Deferred revenue, net of current portion	204	17,098
Deferred rent, net of current portion	21,198	19,080
Lease exit obligation, net of current portion	3,492	—
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 52,262 and 51,809 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	52	52
Additional paid-in capital	497,946	497,177
Accumulated other comprehensive income (loss)	7	(2)
Accumulated deficit	(433,739)	(427,289)

Total stockholders’ equity	64,266	69,938

Total liabilities and stockholders’ equity	$127,805	$146,346

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Collaboration revenue	$15,289	$323

Operating expenses:
Research and development	11,767	20,962
General and administrative	5,555	12,449
Restructuring and lease exit	3,859	67

	21,181	33,478

Loss from operations	(5,892)	(33,155)

Other income and expense:
Other income (expense), net	7	(101)
Interest expense	(581)	(870)
Interest income	16	41

Other expense, net	(558)	(930)

Net loss	$(6,450)	$(34,085)

Net loss per share – basic and diluted	$(0.12)	$(0.69)

Weighted average number of common shares outstanding	51,634	49,380

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(6,450)	$(34,085)
Other comprehensive income:
Unrealized gains on available-for-sale securities	8	7
Foreign currency translation adjustment	—	26

Comprehensive loss	$(6,442)	$(34,052)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(6,450)	$(34,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property, and equipment	2,502	—
Depreciation and amortization	838	900
Net loss on disposal of fixed assets	—	50
Stock-based compensation	718	2,588
Non-cash interest expense	54	81
Amortization of premium and discount on investments	120	339
Changes in operating assets and liabilities:
Accounts receivable	(270)	11,468
Tenant improvement allowance receivable	(7,488)	(300)
Prepaid expenses and other current assets	951	(17)
Other noncurrent assets	32	(46)
Restricted cash	—	42
Accounts payable	(1,618)	(2,545)
Accrued expenses	71	(2,128)
Deferred revenue	(15,291)	(324)
Other liabilities	3,492	—
Deferred rent	2,523	2,369

Net cash used in operating activities	(19,816)	(21,608)
Investing activities
Purchases of property and equipment	(7,754)	(762)
Purchases of marketable securities	(33,054)	(48,951)
Proceeds from maturities and sales of marketable securities	58,628	27,351

Net cash provided by (used in) investing activities	17,820	(22,362)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	53,638
Proceeds from exercise of stock options	29	70
Principal payments on loans payable	(2,524)	—

Net cash (used in) provided by financing activities	(2,495)	53,708

Net (decrease) increase in cash and cash equivalents	(4,491)	9,738
Effect of exchange rate changes on cash and cash equivalents	—	26
Cash and cash equivalents at beginning of period	50,826	76,134

Cash and cash equivalents at end of period	$46,335	$85,898

Supplemental cash flow information
Cash paid for interest	$553	$788

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

The Company has a pipeline of monoclonal antibodies, including ficlatuzumab, a product candidate for which the Company has completed a phase 2 clinical study, and AV-203, an anti-ErbB3 monoclonal antibody that has high ErbB3 affinity and potent anti-tumor activity in mouse models, for which the Company has completed a phase 1 dose escalation study.

The Company and Astellas Pharma, Inc. (“Astellas”) were developing tivozanib for the treatment of various types of cancers such as renal cell carcinoma, colorectal cancer and breast cancer pursuant to a worldwide collaboration and license agreement. Astellas notified the Company in February 2014 that it has elected to terminate the license agreement. This termination will become effective in August 2014, at which time the tivozanib rights will be returned to the Company.

In 2012, the Company initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases. Cachexia is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. The program’s primary research focus is in the area of cancer cachexia, where there is a major unmet need. AV-380, the Company’s lead drug candidate, is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF-15, a divergent member of the TGF-ß family.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

The Company has an accumulated deficit as of March 31, 2014 of approximately $433.7 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2014, and for the three months ended March 31, 2014 and 2013, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2014.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at March 31, 2014 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager totaling $34.3 million and $4.8 million, respectively. Cash equivalents at December 31, 2013 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager totaling $29.9 million and $15.9 million, respectively. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at March 31, 2014 consisted of asset-backed securities and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2013 consisted of municipal bonds, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three months ended March 31, 2014 and 2013.

Available-for-sale securities at March 31, 2014 and December 31, 2013 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014:
Corporate debt securities (Due within 1 year)	$29,178	$10	$(3)	$29,185
Asset-backed securities (Due within 1 year)	12,802	1	(1)	12,802

	$41,980	$11	$(4)	$41,987

December 31, 2013:
Corporate debt securities (Due within 1 year)	$52,156	$4	$(4)	$52,156
Municipal bonds (Due within 1 year)	7,519	—	—	7,519
Asset-backed securities (Due within 1 year)	8,007	—	(2)	8,005

	$67,682	$4	$(6)	$67,680

The aggregate fair value of securities in an unrealized loss position for less than 12 months at March 31, 2014 was $22.3 million, representing twelve securities. There were no securities that were in an unrealized loss position for greater than 12 months at March 31, 2014. The unrealized loss was caused by a temporary change in the market for those securities primarily caused by changes in market interest rates. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net. The Company does not believe an other-than-temporary impairment exists with respect to those securities in an unrealized loss position at March 31, 2014.

Marketable securities in an unrealized loss position at March 31, 2014 and December 31, 2013 consist of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
March 31, 2014:
Corporate debt securities	$11,034	$(3)
Asset-backed securities	11,300	(1)

	$22,334	$(4)

December 31, 2013:
Corporate debt securities	$30,106	$(4)
Government agency securities	7,519	—
Asset-backed securities	8,005	(2)

	$45,630	$(6)

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities, asset-backed securities, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of March 31, 2014 or December 31, 2013.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company made one nonrecurring fair value measurement associated with a lease exit liability. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$34,266	$4,829	$—	$39,095
Marketable securities	—	41,987	—	41,987

	$34,266	$46,816	$—	$81,082

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$29,865	$15,958	$—	$45,823
Marketable securities	—	67,680	—	67,680

	$29,865	$83,638	$—	$113,503

The Company recorded a liability totaling $6.0 million associated with the exit of a portion of its leased facilities. The Company measured the fair value of the liability based on the present value of the remaining lease payments less the amount of sublease income the Company estimates it could reasonably obtain. The Company estimated its future rental and operating expense payment obligations using the terms of its lease agreement and its historical share of the building’s expenses, adjusting for the effects of inflation. The estimated sublease income to be received is based upon market rates for comparable spaces in the Cambridge area. The net cash outflows over the remaining life of the lease were discounted using a credit-risk adjusted risk-free rate. The Company has classified this lease liability as a Level 3 fair value measurement.

The fair value of the Company’s loans payable at March 31, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $17.8 million and is considered a Level 2 fair value measurement. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

Tenant Improvement Allowance Receivable

The Company is entitled to be reimbursed by the Company’s landlord for certain expenditures associated with improvements made to its leased facility at 650 E. Kendall Street in Cambridge, Massachusetts. These receivables are recorded in the period that the improvements are made and the reimbursement is earned.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $2.5 million of impairment losses for the three months ended March 31, 2014 related to leasehold improvements (refer to Footnote 9). During the year ended December 31, 2013, the Company recognized $0.1 million of impairment losses.

Basic and Diluted Loss per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Stock-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three months ended March 31, 2014 and March 31, 2013 because their effect is anti-dilutive.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Options outstanding	4,163	5,393
Warrants outstanding	—	10

	4,163	5,403

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and re-measured fair value as of each balance sheet date until the recipient’s services are complete. During the three months ended March 31, 2014 and March 31, 2013, the Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Research and development	$318	$1,114
General and administrative	400	1,474

Total stock-based compensation expense	$718	$2,588

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

Recently Adopted Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 13, 2014. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

The Company has reclassified the tenant improvement allowance receivable from prepaid expenses and other current assets on the consolidated balance sheets to a separate financial statement line to conform to the current period presentation.

Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2014 through the date the Company issued these financial statements.

(4) Collaborations and License Agreements

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Under the terms of the Astellas Agreement, the Company and Astellas shared responsibility for continued development and commercialization of tivozanib in North America and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas has an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement are subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

In June 2013, the Company received a complete response letter from the FDA informing the Company that the FDA will not approve in its present form the Company’s NDA for tivozanib for the treatment of patients with advanced renal cell carcinoma, or RCC. In January 2014, AVEO and Astellas jointly decided to discontinue a Phase 2 breast cancer clinical trial due to insufficient enrollment. Further, Astellas elected in February 2014 to terminate the Astellas Agreement as a result of the limited scope of development for tivozanib moving forward. This termination will be effective in August 2014, at which time the tivozanib rights will be returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of winding down discontinued tivozanib clinical development programs, will be shared equally. There are no refund provisions in the Astellas Agreement.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $1.2 million and $6.3 million during the three months ended March 31, 2014 and 2013, respectively. The Company also reduced general and administrative expense by $0.1 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $1.3 million at March 31, 2014.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company was recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, the Company reassessed the period of performance associated with the Royalty Territory Deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $0.9 million during the three months ended March 31, 2014. The Company recorded approximately $1.0 million and $0.1 million of revenue associated with the Royalty Territory Deliverable during the three month periods ended March 31, 2014 and 2013, respectively.

Under the agreement, the Company received cash payments related to up-front license fees, reimbursable payments and milestone payments of $1.0 million and $18.6 million during the three months ended March 31, 2014 and 2013, respectively.

Biogen Idec International GmbH

In March 2009, the Company entered into an exclusive option and license agreement with Biogen Idec International GmbH, a subsidiary of Biogen Idec Inc., (collectively “Biogen Idec”) regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. Under the agreement, the Company is responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial.

In March 2014, the Company and Biogen Idec amended the exclusive option and license agreement (the “Amendment”). Pursuant to the Amendment, Biogen agreed to the termination of its rights and obligations under the agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Amendment, AVEO is obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. AVEO is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to cumulative maximum amount of $50 million.

The deliverables under the original arrangement included an option for a co-exclusive, worldwide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than North America. The Company determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required the Company’s experience to advance development of the product candidates. As such, the Company determined that the original agreement should be accounted for as one unit of accounting.

Biogen Idec paid the Company an up-front cash payment of $5.0 million in March 2009, which was being amortized over the Company’s period of substantial involvement, defined as the patent life of the development candidate. In addition, Biogen Idec purchased 7,500,000 shares of Series E Convertible Preferred Stock at a per share price of $4.00, resulting in gross proceeds to the Company of $30.0 million. In connection with the initial public offering consummated by the Company in March 2010 and the related 1:4 reverse stock split of the common stock, each four shares of outstanding Series E Convertible Preferred Stock were converted into one share of common stock. The Company determined that the per share price of $4.00 paid by Biogen Idec included a premium of $1.09 per share over the fair value of the Series E Convertible Preferred Stock of $2.91 as calculated by the Company in its retrospective stock valuation. Accordingly, the Company is recognizing the premium of $8.2 million as revenue on a straight-line basis over the period of substantial involvement. The Company earned a $5.0 million milestone payment for achievement of the first pre-clinical discovery milestone under the agreement in June 2009 which was not considered at risk and was therefore deferred and is being recognized over the period of substantial involvement. The Company earned a second $5.0 million milestone payment upon selection of a development candidate in March 2010. This milestone was considered substantive and was included in revenue for the quarter ended March 31, 2010. The Company earned a third $5.0 million milestone payment based on achieving the Good Laboratory Practices toxicology initiation milestone in June 2011. This milestone was considered substantive and was included in revenue for the quarter ended June 30, 2011. The Company did not earn any milestones under the Biogen arrangement during the three months ended March 31, 2014 or 2013.

The Company concluded that the Amendment materially modified the terms of the agreement and, as a result, required application of the guidance included in FASB Accounting Standards Codification section 605-25, Multiple-Element Arrangements. Based upon the terms of the Amendment, the remaining deliverables included the Company’s obligation to seek a collaboration partner to fund further development of the program and the Company’s obligation to continue development and commercialization of the licensed products if a collaboration partner is secured (“Development Deliverable”). The Company concluded that its obligation to use best efforts to seek a collaboration partner does not have standalone value from the Development Deliverable upon delivery and thus the deliverables should be treated as a single unit of accounting.

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the amended arrangement. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE or TPE were available. The Company determined the best estimate of selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in the three months ended March 31, 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the expected period of performance, or through December 2015 based upon the Company’s historical experience with marketing its product candidates to potential partners.

The best estimate of selling price was based upon a cost approach pursuant to which the Company estimated the costs expected to be incurred in executing a partnership agreement and then applied a reasonable markup. The Company estimated future cash outflows for several possible outcomes, including the execution of a partnership at different times within a reasonable range and partnerships of differing complexity. The Company estimated its cash outflows for each scenario based upon the expected costs associated with the relevant employees and the expected level of effort to be expended to seek and execute a partnership. The Company’s analysis also considered the legal charges that it anticipates it will incur. Changes to the Company’s assumptions within the reasonable range of possible values would not have a material impact on the amounts recorded in current or future periods.

Under the agreement, the Company recorded revenue of $14.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Under the KHK Agreement, the Company may be required to (i) make future milestone payments upon the achievement of specified regulatory milestones and (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib. In the event the Company sublicenses the rights licensed to the Company under the KHK Agreement (after the termination of the agreement with Astellas in August 2014), the Company is required to pay KHK a specified percentage of any amounts the Company receives from any third party sublicensees, other than amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations.

St. Vincent’s Hospital

In July 2012, the Company entered into a license agreement with St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”), under which the Company obtained an exclusive, worldwide license to research, develop, manufacture and commercialize products for human therapeutic, preventative and palliative applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also referred to as GDF-15. The Company believes GDF-15 is a novel target for cachexia and the Company is exploiting this license in its AV-380 program for cachexia. Under the agreement, the Company has the right to grant sublicenses subject to certain restrictions. The Company has a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. Under the license agreement, St. Vincent’s also granted the Company non-exclusive rights for certain related diagnostic products and research tools.

Under the license agreement, the Company is obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product, and to maximize profits from licensed therapeutic products for the benefit of the Company and St. Vincent’s. Subject to certain conditions, the Company has also agreed to achieve specified research, development and regulatory milestones by specified dates. If the Company does not achieve a given milestone by the agreed date, the Company has the option of paying the amount the Company would have been obligated to pay had the Company timely achieved the milestone, and, if the Company does so, St. Vincent’s will not have the right to terminate the license agreement based on its failure to timely achieve such milestone.

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

Either party has the right to terminate the agreement in connection with a material breach of the agreement by the other party that remains uncured for a specified cure period, or in connection with events relating to the other party’s insolvency or bankruptcy, or if a force majeure event continues for more than four months.

St. Vincent’s has the right to terminate the agreement due to any patent-related challenge by the Company, its affiliates or any sublicensee, or if the Company or its affiliates or any sublicensee cause or induce any other person to make a patent-related challenge, and such challenge continues after a specified cure period.

The Company has the right to terminate the agreement on six months’ notice if the Company terminates its GDF-15 research and development programs as a result of the failure of a licensed therapeutic product in pre-clinical or clinical development, or if the Company forms the reasonable view that further GDF-15 research and development is not commercially viable, and the Company is not then in breach of any of its obligations under the agreement. If the Company forms the reasonable view that further GDF-15 research and development is not commercially viable and terminate the agreement before the Company starts a phase 1 clinical trial on a licensed therapeutic product, the Company will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

The Company may also terminate the agreement on 60 days’ notice if certain licensed patents become invalid or unenforceable prior to July 2014, the Company is not in breach of any of the Company’s obligations under the agreement, and the Company, its affiliates and sublicensees have not made a patent-related challenge.

Any termination of the agreement, in whole or in part, will result in a loss of the Company’s rights to the relevant licensed patents and know-how. If St. Vincent’s terminates the agreement in its entirety due to the Company’s breach, insolvency or a patent-related challenge, or the Company terminates the agreement due to a development failure or lack of commercial viability, as described above, St. Vincent’s will have a non-exclusive license from the Company to certain intellectual property rights and know-how relating to the licensed therapeutic products, and the Company must transfer to St. Vincent’s certain then-existing regulatory approvals and related documents for the licensed therapeutic products.

(5) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Clinical expenses	$3,729	$5,319
Facility lease exit	2,499	—
Salaries and benefits	2,047	2,027
Property and equipment	946	1,905
Professional fees	804	811
Manufacturing and distribution	715	1,362
Restructuring	207	587
Other	1,404	1,252

	$12,351	$13,263

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

The Loan Agreement required a deferred charge of $1.3 million which was paid in May 2012 related to the amendment of the Loan Agreement. The Loan Agreement also includes an additional deferred charge of $1.2 million due in June 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. The Company incurred approximately $0.2 million in loan issuance costs paid directly to the lenders under the Loan Agreement, which were offset against the loan proceeds and are accounted for as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $0.8 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate for the loans outstanding under the Loan Agreement is approximately 13.1%.

Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of March 31, 2014, the principal balance outstanding was $16.9 million.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of March 31, 2014, the lenders have not asserted any events of default under the loan. While the Company does not believe that there has been a material adverse change, as defined in the Loan Agreement, it is possible that Hercules could take the position that the adverse outcome relating to the development and commercialization of tivozanib for RCC, including the FDA informing the Company that it would not approve the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation described below in footnote 10 —Legal Proceedings, and Astellas’ decision to terminate its collaboration with the Company, collectively constitutes a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules. The Company has classified the principal amount of the loan as current and non-current on its consolidated balance sheet based upon the expected timing of the remaining payments.

Future minimum payments under the loans payable outstanding as of March 31, 2014 are as follows (amounts in thousands):

Years Ending December 31:
2014 (9 months remaining)	$10,469
2015	9,309

19,778
Less amount representing interest	(1,669)
Less discount	(140)
Less deferred charges	(1,238)
Less current portion	(10,730)

Loans payable, net of current portion and discount	$6,001

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the three months ended March 31, 2014 and 2013.

A summary of the status of the Company’s stock option activity at March 31, 2014 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,296,694	$7.36
Granted	498,400	$1.77
Exercised	—	—
Forfeited	(631,874)	$8.11

Outstanding at March 31, 2014	4,163,220	$6.57	6.78	$46,107

Vested or expected to vest at March 31, 2014	3,399,735	$7.26	6.22	$46,107

Exercisable at March 31, 2014	2,323,560	$8.36	4.95	$46,107

The fair value of each employee stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended March 31,
	2014	2013
Volatility factor	73.53%	64.22%
Expected term (in years)	6.25	6.25
Risk-free interest rates	2.02%	1.01%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Additionally, the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the three months ended March 31, 2014 and 2013 was $1.17 and $4.58 per share, respectively.

As of March 31, 2014, there was $2.8 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 1.9 years. No options were exercised during the three months ended March 31, 2014. The intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2013.

The restricted stock activity for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2013	241,500	$2.50
Granted	501,000	1.62
Cancelled	(64,720)	2.09
Expired	—	—
Vested/Released	(73,280)	2.50

Unvested at March 31, 2014	604,500	$1.81

As of March 31, 2014, there was $0.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.7 years.

(8) Strategic Restructuring

In connection with the receipt of a Complete Response Letter from the FDA informing the Company that the FDA would not approve the Company’s NDA for tivozanib for the treatment of patients with advanced RCC, the Company announced a strategic restructuring in June 2013 to refocus the Company’s efforts on the then on-going clinical development of tivozanib in colorectal and breast cancer and on the advancement of key pipeline and preclinical assets. As part of this restructuring, the Company decided not to pursue the development of tivozanib in RCC. This restructuring was completed as of December 31, 2013 and resulted in costs totaling $8.0 million, which includes impairment charges of $0.3 million.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2013	Restructuring expense incurred during the three months ended March 31, 2014	Restructuring amounts paid during the three months ended March 31, 2014	Restructuring amounts accrued at March 31, 2014
	(in thousands)
Employee severance, benefits and related costs.	$587	—	$(380)	$207

Total	587	—	(380)	207

All remaining accrued amounts are current and are reflected within accrued expenses on the consolidated balance sheet.

(9) Facility Lease Exit

During the three months ending March 31, 2014, the Company completed the planned build-out of a portion of the office space it currently leases at its 650 E. Kendall Street facility. Upon completion of the build-out, the Company ceased use of the space and recorded a $6.0 million liability accordingly. The fair value of the liability was determined using the credit-adjusted risk-free rate to discount the estimated future net cash outflows associated with the space that met the cease use criteria. The estimate of future net cash outflows included the Company’s expected minimum rental payments and incremental operating, utility and tax payments to the landlord less the amount of sublease income that the Company estimates it could reasonably expect to obtain during the remainder of the lease period.

The following table summarizes the components of the Company’s lease exit activity recorded in current and long-term liabilities:

	Expense incurred during the three months ended March 31, 2014	Amounts paid during the three months ended March 31, 2014	Amounts accrued at March 31, 2014
	(in thousands)
Lease exit costs.	$5,991	—	$5,991

Total	5,991	—	5,991

The total expense associated with recording the fair value of the lease exit liability of $6.0 million for the three months ending March 31, 2014 has been recorded within Restructuring and Lease Exit expense on the Condensed Consolidated Statements of Operations. The Company wrote-off $4.6 million of deferred rent and $2.5 million of leasehold improvements associated with the portion of the facility that met the cease use criteria under ASC 420-10, resulting in a net charge of $3.9 million being recorded during the quarter ended March 31, 2014. Approximately $2.5 million of the amounts are reflected within accrued expenses on the consolidated balance sheet and the remaining $3.5 million has been recorded within other noncurrent liabilities on the consolidated balance sheet.

(10) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain present and former officers and members of the Company’s board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that the Company and certain of its present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, the Company filed a motion to dismiss the consolidated class action complaint with prejudice. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, the Company received a subpoena from the SEC, requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. The Company is fully cooperating with the SEC regarding this fact-finding inquiry. The SEC has informed the Company that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

See Note 11 below for information regarding additional legal proceedings.

(11) Subsequent Events

Biodesix

In April 2014, the Company entered into a worldwide agreement with Biodesix to develop and commercialize its hepatocyte growth factor (“HGF”) inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (“NSCLC”).

Under the agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan to be agreed upon by a joint steering committee, the Company retains primary responsibility for clinical development of ficlatuzumab in a proof of concept (“POC”) clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15 million, referred to as the “Cap”. After the Cap is reached, the Company and Biodesix will share equally in the costs of the NSCLC trial, and the Company and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and the Company, including all milestone payments and royalties payable to third parties, if any.

Pending marketing approval of ficlatuzumab and subject to a commercialization agreement to be entered into after receipt of results from the NSCLC POC Trial, each party will share equally in commercialization profits and losses, subject to the Company’s right to be the lead commercialization party and to book worldwide sales of ficlatuzumab.

Biodesix is solely responsible for the VeriStrat development costs, as well as VeriStrat sales and marketing costs. Following the approval of the VeriStrat test as a companion diagnostic for ficlatuzumab, Biodesix will make the VeriStrat test available and use commercially reasonable efforts to seek reimbursement in all geographies where ficlatuzumab is approved. The Company will reimburse Biodesix a pre-specified amount, under certain circumstances for VeriStrat tests performed.

Prior to the first commercial sale of ficlatuzumab and after the earlier of (i) the Cap being reached or (ii) the completion of the NSCLC POC Trial, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either AVEO or Biodesix elects to Opt-Out, referred to as the “Opting -Out Party”, then the Opting-Out Party shall not be responsible for any future costs associated in developing and commercializing ficlatuzumab other than any ongoing clinical studies. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

If Biodesix elects to Opt-Out, it will continue to be responsible for its development and commercialization obligations with respect to VeriStrat. If AVEO elects to Opt-Out, it will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab.

Prior to any Opt-Out, the parties shall share equally in any payments received from a third party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third party payments. The agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

The Company is in the process of evaluating the accounting treatment for the arrangement.

Legal Matters

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company denies any allegations of wrongdoing and intends to vigorously defend this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report contains forward-looking statements regarding, among other things, our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, and other objectives for our operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery, preclinical trials and clinical development activities, our ability to obtain any necessary financing to conduct our planned activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our existing and future strategic partners, and other risk factors. Please refer to the section entitled “Risk Factors” in Item 1A of Part II and elsewhere in this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

Overview

We are a biopharmaceutical company committed to discovering and developing targeted therapies designed to provide substantial impact in the lives of people with cancer by addressing unmet medical needs. Our proprietary Human Response Platform™ provides us with unique insights into cancer and related disease biology and is being leveraged in the discovery and clinical development of its therapeutic candidates. Our lead programs are as follows:

•

Ficlatuzumab: Ficlatuzumab is a hepatocyte growth factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib in first line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent- to-treat population. However, an exploratory analysis using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who did not respond well to epidermal growth factor receptor, or EGFR, tyrosine-kinase inhibitor, or TKI, therapy that experienced a progression free survival and overall survival benefit on the combination therapy in the phase 2 trial. In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with VeriStrat®, which is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. Under the terms of the agreement, we will conduct a proof-of-concept study of ficlatuzumab in combination with vascular endothelial growth factor, or VEGF receptor, TKI in advanced NSCLC patients selected using the VeriStrat test.

•

AV-203: AV-203 is an anti-ErbB3 monoclonal antibody with broad therapeutic potential. AV-203 has high ErbB3 affinity and potent anti-tumor activity in mouse models. AV-203 inhibits the activity of the ErbB3 receptor and our preclinical studies suggest that neuregulin-1, or NRG1, levels predict AV-203 anti-tumor activity in preclinical models. We have completed a phase 1 dose escalation study of AV-203 showing no dose limiting toxicities at maximum dose of 20mg/kg. The expansion cohort of this study among patients with a specific biomarker has been discontinued. In March 2014, we re-acquired our worldwide rights from Biogen Idec to develop, manufacture and commercialize AV-203, and are seeking to resume clinical development with a third party.

•

Tivozanib. In 2006, we acquired exclusive rights to develop and commercialize tivozanib, worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Tivozanib is an investigational TKI of all three VEGF receptors. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we agreed to share responsibility with Astellas for the continued development and commercialization of tivozanib. In February 2014, Astellas informed us of its intent to end our collaboration for tivozanib. Currently, our focus with tivozanib is to wind down our activities related to our partnership with Astellas, including on-going support for patients who continue to receive treatment with tivozanib related to our clinical trials in RCC, breast cancer and colorectal cancer. In August 2014, pursuant to the terms of the license agreement, in connection with the termination, all rights for the development and commercialization of tivozanib will revert to AVEO. We will consider further partnering options based on what we believe is a favorable risk and benefit profile which could provide benefit to patients in certain indications.

•

AV-380 Program: In 2012, we initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases. Cachexia is characterized by unintentional weight loss, progressive muscle wasting, and a loss of appetite. Our primary research focus is in the area of cancer cachexia where there is a major unmet need. Over 400,000 patients in the United States being treated for cancer also suffer from cachexia. In addition, cachexia is also associated with diseases outside of cancer including congestive heart failure, chronic kidney disease, and chronic obstructive pulmonary disease. AV-380, our lead drug candidate, is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF-15, a divergent member of the TGF-ß. family. In connection with this program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia.

We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome. In preclinical animal models, AV-380 has been shown to increase food intake, reverse body weight loss and restore normal body composition. Appropriate IND-enabling efforts, including cell line development, have been initiated to prepare AV-380 for future clinical development, and we expect that we will begin a phase 1 clinical study of AV-380 in cachexia in the second half of 2015. We plan to evaluate opportunities for partnerships to expand the development of AV-380, including in cachexia associated with non-cancer indications including chronic heart failure, chronic kidney disease and chronic obstructive pulmonary disease to leverage the full potential of this asset.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions of these operations. We have generated no revenue from product sales through March 31, 2014, and through such date have principally funded our operations through:

•	$391.7 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•	$68.3 million of gross proceeds from private placements of our common stock; and

•	$168.7 million of gross proceeds from the sale of common stock in connection with public offerings of our common stock in June 2011 and January 2013.

We do not have a history of being profitable and, as of March 31, 2014, we had an accumulated deficit of $433.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

Recent Developments

On April 9, 2014, we entered into a worldwide agreement with Biodesix, Inc., or Biodesix, to develop and commercialize our HGF inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer, or NSCLC. Under the agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted us perpetual, non- exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab. We retain primary responsibility for clinical development of ficlatuzumab in a proof of concept clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, which will be fully funded by Biodesix up to a maximum of $15 million. We and Biodesix will share equally in commercialization profits and losses, subject to our right to be the lead commercialization party and to book worldwide sales of ficlatuzumab. For a more complete description of this agreement, please see “Strategic Partnerships—Biodesix” below.

Strategic Partnerships

St. Vincent’s Hospital

In July 2012, we entered into a license agreement with St. Vincent’s Hospital Sydney Limited, which we refer to as St. Vincent’s, under which we obtained an exclusive, worldwide license to research, develop, manufacture and commercialize products for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also known as GDF-15. We believe GDF-15 is a novel target for cachexia and we are exploiting this license in our AV-380 program for cachexia. Under the agreement, we have the right to grant sublicenses subject to certain restrictions. We have a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. Under the license agreement, St. Vincent’s also granted us non-exclusive rights for certain related diagnostic products and research tools.

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

We have the right to terminate the agreement on six months’ notice if we terminate our GDF-15 research and development programs as a result of the failure of a licensed therapeutic product in pre-clinical or clinical development, or if we form the reasonable view that further GDF-15 research and development is not commercially viable, and we are not then in breach of any of our obligations under the agreement. If we form the reasonable view that further GDF-15 research and development is not commercially viable and terminate the agreement before we start a phase 1 clinical trial on a licensed therapeutic product, we will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

We may also terminate the agreement on 60 days’ notice if certain licensed patents become invalid or unenforceable prior to July 2, 2014, we are not in breach of any of our obligations under the agreement, and we, our affiliates and sublicensees have not made a patent-related challenge.

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

Biodesix

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize our HGF inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC.

Under the agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan to be agreed upon by a joint steering committee, we retain primary responsibility for clinical development of ficlatuzumab in a proof of concept, or POC, clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15 million, referred to as the Cap. After the Cap is reached, we and Biodesix will share equally in the costs of the NSCLC POC trial, and we and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and us, including all milestone payments and royalties payable to third parties, if any.

Pending marketing approval of ficlatuzumab and subject to a commercialization agreement to be entered into after receipt of results from the NSCLC POC Trial, each party will share equally in commercialization profits and losses, subject to our right to be the lead commercialization party and to book worldwide sales of ficlatuzumab.

Biodesix is solely responsible for the VeriStrat development costs, as well as VeriStrat sales and marketing costs. Following the approval of the VeriStrat test as a companion diagnostic for ficlatuzumab, Biodesix will make the VeriStrat test available and use commercially reasonable efforts to seek reimbursement in all geographies where ficlatuzumab is approved. We will reimburse Biodesix a pre-specified amount, under certain circumstances for VeriStrat tests performed.

Prior to the first commercial sale of ficlatuzumab and after the earlier of (i) the Cap being reached or (ii) the completion of the NSCLC POC Trial, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an Opt-Out. If either we or Biodesix elects to Opt-Out, referred to as the Opting-Out Party, then the Opting-Out Party shall not be responsible for any future costs associated in developing and commercializing ficlatuzumab other than any ongoing clinical studies. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

If Biodesix elects to Opt-Out, it will continue to be responsible for its development and commercialization obligations with respect to VeriStrat. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab.

Prior to any Opt-Out, the parties shall share equally in any payments received from a third party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third party payments. The agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our NDA filing for tivozanib. The total maximum payments for clinical and regulatory milestones under our license agreement with KHK are $60.0 million, in the aggregate.

We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. We are also required to pay tiered royalty payments on net sales we make of tivozanib in our territory, which range from the low to mid teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. In the event we sublicense the rights licensed to us under the license agreement with KHK (upon termination in August 2014 of our agreement with Astellas), we are required to pay KHK a specified percentage of any amounts we receive from any third party sublicensees, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by us pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the agreement, we reduced research and development expense by $1.2 million and $6.3 million during the three months ended March 31, 2014 and 2013, respectively. We also reduced general and administrative expense by $0.1 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the agreement. The net amount due to us from Astellas pursuant to the cost-sharing provisions was $1.3 million at March 31, 2014.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. We were recording the $4.8 million ratably over the period of our performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, we reassessed the period of performance associated with the royalty territory deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $0.9 million during the three months ended March 31, 2014. We recorded approximately $1.0 million and $0.1 million of revenue associated with the Royalty territory deliverable during the three month periods ended March 31, 2014 and 2013, respectively.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, or Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. Under the agreement, we were responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. In March 2014, we amended our agreement with Biogen Idec, whereby Biogen Idec agreed to the termination of its rights and obligations under the agreement, including Biogen Idec’s option to (i) obtain a co-exclusive (with us) license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we retain worldwide rights to AV-203, a clinical stage ErbB3-targeted antibody. Pursuant to the amendment, we are obligated to in good faith use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. Pursuant to the amendment, we are obligated to pay Biogen Idec a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, up to cumulative maximum amount of $50 million.

The deliverables under the original arrangement included an option for a co-exclusive, worldwide license to develop and manufacture ErbB3 antibody products and an option for an exclusive license to commercialize ErbB3 antibody products in all countries in the world other than North America. We determined that these deliverables did not have standalone value due to the fact that the program was still in preclinical development and required our experience to advance development of the product candidates. As such, we determined that the agreement should be accounted for as one unit of accounting.

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

We concluded that the amendment materially modified the terms of the agreement and, as a result, required application of the guidance included in FASB Accounting Standards Codification section 605-25, Multiple-Element Arrangements. Based upon the terms of the amended arrangement, the remaining deliverables included our obligation to seek a collaboration partner to fund further development of the program and our obligation to continue development and commercialization of the licensed products if a collaboration partner is secured. We concluded that our obligation to use best efforts to seek a collaboration partner does not have standalone value from our efforts to continue development and commercialization of the licensed products and thus the deliverables should be treated as a single unit of accounting.

Upon modifying the arrangement, we had $14.7 million of deferred revenue remaining to be amortized. We are not entitled to receive any further consideration from Biogen Idec under the amended arrangement. We allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon our best estimate of the selling price. We determined the best estimate of the selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in the three months ended March 31, 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the expected period of performance, or through December 2015 based upon our historical experience with marketing our product candidates to potential partners.

The best estimate of the selling price was based upon a cost approach pursuant to which the Company estimated the costs expected to be incurred in executing a partnership agreement and then applied a reasonable markup. We estimated future cash outflows for several possible outcomes, including the execution of a partnership at different times within a reasonable range and partnerships of differing complexity. We estimated our cash outflows for each scenario based upon the expected costs associated with the relevant employees and the expected level of effort to be expended to seek and execute a partnership. Our analysis also considered the legal charges we anticipate we will incur. Changes to the assumptions within the reasonable range of possible values would not have a material impact on the amounts recorded in current or future periods.

Under the agreement, we recorded revenue of $14.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Conducting a significant amount of research and development is central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to continue to expend considerable resources on our research and development expenses as we seek to complete development of product candidates. In the near-term, we expect our total research and development expenses to decrease year over year as we continue to wind-down our tivozanib development program and focus our efforts on potential first-in-class opportunities that are currently in earlier stages of development, such as our AV-380 program.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. We expect our overhead expenses to decrease in future periods as we plan to consolidate our leased facilities in 2014. Below is a summary of our research and development expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Tivozanib	$3,551	$10,745
AV-380 Program in Cachexia	1,898	786
Ficlatuzumab	852	1,673
AV-203	726	1,307
Other pipeline programs	26	780
Other research and development	26	180
Overhead	4,688	5,491

Total research and development expenses	$11,767	$20,962

Tivozanib

On November 27, 2012, the FDA, accepted for filing our NDA for tivozanib, our lead product candidate, with the proposed indication for the treatment of patients with advanced renal cell carcinoma, or RCC. On May 2, 2013, we were informed by the FDA that its Oncologic Drugs Advisory Committee, or ODAC, voted 13 to 1 that our NDA for investigational agent tivozanib did not demonstrate a favorable benefit-to-risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. We subsequently announced on June 10, 2013 that we had received a complete response letter from the FDA informing us that the FDA will not approve in its present form our NDA for our investigational agent tivozanib for the treatment of patients with advanced RCC.

In addition to our program to develop tivozanib for RCC, we also evaluated tivozanib in two clinical trials: BATON-CRC, a phase 2 clinical trial conducted by our partner, Astellas, to evaluate tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC; and BATON-BC, a phase 2 clinical trial to evaluate the efficacy of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer who have received no prior systemic therapy, for which we initiated enrollment in the fourth quarter of 2012. On January 30, 2014, we announced that we and Astellas jointly decided to discontinue the BATON-BC clinical trial, due to insufficient enrollment. On December 13, 2013, we announced that the BATON-CRC study was unlikely to meet the primary endpoint in the intent-to-treat population and on February 14, 2014, we announced that we and Astellas agreed to discontinue this study.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas shared responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. We have included $1.2 million and $6.3 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended March 31, 2014 and 2013, respectively. We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib. On February 12, 2014, as a result of the limited scope of development for tivozanib moving forward, Astellas elected to terminate our collaboration and license agreement pursuant to its terms. Pursuant to the terms of the agreement, the termination will be effective 180 days from the date of the notice, or August 11, 2014, at which time tivozanib rights will be returned to us. Committed development costs, including the costs of winding down discontinued tivozanib clinical development programs, will be shared equally.

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

In connection with our cachexia program, we have in-licensed certain patents and patent applications from St. Vincent’s. In December 2013, we presented preclinical data at the 7th Annual Cachexia Conference in Kobe, Japan, demonstrating that growth differentiating factor-15, or GDF-15, induces anorexia and cachexia in mice, suggesting GDF-15 to be a novel target for cachexia. In 2013, we initiated cell line development of AV-380, an antibody discovered using our Human Response Platform, and nominated AV-380 as the development candidate for the program. Appropriate IND-enabling efforts, including cell line development, have been initiated to prepare AV-380 for future clinical development. We expect to initiate clinical development of AV-380 in the second half of 2015.

As we focus our efforts on our cachexia program, we expect our costs associated with this program to increase.

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize AVEO’s HGF inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. In September 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate. However, an exploratory analysis using VeriStrat identified a sub-population of patients who did not respond well to the EGFR-TKI therapy that experienced a progression-free survival and overall survival benefit on the combination therapy in the phase 2 trial.

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

AV-203

Through the use of our Human Response Platform, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including in breast, prostate and pancreatic cancers. We granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned an additional $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors.

In March 2014, we regained our worldwide rights from Biogen Idec to develop, manufacture and commercialize AV-203, and are seeking to resume clinical development with a third party. Due to the unpredictable nature of preclinical and clinical development and given the early stage of this program, we are unable to estimate with any certainty the costs we will incur in the future development of AV-203.

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

We anticipate that our general and administrative expenses will decrease due to the elimination of activities and infrastructure supporting tivozanib. This decrease may be partially offset by an increase in legal costs associated with the ongoing shareholder litigation and SEC investigation described in this report under the heading “Legal Proceedings” below in Part II—Item 1.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2014, we are projecting an ordinary loss for the year ended December 31, 2014, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/ (decrease)%
	2014	2013
	(in thousands)
Revenue	$15,289	$323	$14,966	4,633%
Operating expenses:
Research and development	11,767	20,962	(9,195)	(44)%
General and administrative	5,555	12,449	(6,894)	(55)%
Restructuring and lease exit	3,859	67	3,792	5,660%

Total operating expenses	21,181	33,478	(12,297)	(37)%

Loss from operations	(5,892)	(33,155)	27,263	(82)%
Other income (expense), net	7	(101)	108	(107)%
Interest expense	(581)	(870)	289	(33)%
Interest income	16	41	(25)	(61)%

Net loss	$(6,450)	$(34,085)	$27,635	(81)%

The following table sets forth revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/ (decrease)%
Revenue	2014	2013
	(in thousands)
Strategic Partner:
Biogen Idec	14,290	216	14,074	6,516%
Astellas	999	107	892	834%

	$15,289	$323	$14,966	4,633%

Revenue. Revenue for the three months ended March 31, 2014 was $15.3 million compared to $0.3 million for the three months ended March 31, 2013, an increase of approximately $15.0 million. The increase was primarily due to the recognition of an additional $14.1 million of previously deferred revenue as a result of the amendment to our arrangement with Biogen. Pursuant to the amendment, Biogen agreed to the termination of its rights and obligations under the previous arrangement. As a result, we recognized as revenue all previously deferred amounts in excess of the estimated selling price of the remaining deliverables under the modified arrangement. In addition, we recognized an additional $0.9 million in revenue from our arrangement with Astellas upon a change in estimate to the period of performance associated with the remaining deliverables following Astellas’ decision to terminate the arrangement.

Research and development. Research and development, or R&D, expenses for the three months ended March 31, 2014 were $11.8 million compared to $21.0 million for the three months ended March 31, 2013, a decrease of $9.2 million or 44%. The decrease is primarily attributable to a $5.7 million decrease in employee compensation and travel costs following our June 2013 restructuring, a $2.8 million decrease in external clinical trial, consulting and manufacturing costs associated with tivozanib due to our ongoing efforts to wind-down the program and the associated clinical studies and a $0.5 million decrease in external research costs.

General and administrative. General and administrative, or G&A, expenses for the three months ended March 31, 2014 were $5.6 million compared to $12.4 million for the three months ended March 31, 2013, a decrease of $6.9 million of 55% The decrease is primarily the result of a $3.7 million decrease in employee costs following our June 2013 restructuring and a $4.2 million decrease in marketing and consulting costs due to termination of work related to tivozanib pre-commercialization activities. These amounts were partially offset by a $1.0 million increase in external legal costs associated with various ongoing legal matters.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended March 31, 2014 were $3.9 million compared to $67,000 for the three months ended March 31, 2013. The increase of $3.8 million is the result of a charge of $3.9 million recorded during the three months ended March 31, 2014 associated with the portion of our 650 E. Kendall Street facility that we ceased using.

Other (expense) income, net. Other income, net for the three months ended March 31, 2014 was $7,000 compared to $(0.1) million for the three months ended March 31, 2013, an increase of $0.1 million or 107%. The increase in other (expense) income is due to decreased losses attributable to foreign exchange rates.

Interest expense. Interest expense for the three months ended March 31, 2014 was $0.6 million compared to $0.9 million for the three months ended March 31, 2013, a decrease of 33%. The decrease is primarily attributable to the declining outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended March 31, 2014 was $16,000 compared to $41,000 for the three months ended March 31, 2013, a decrease of $25,000 or 61%. The decrease in interest income is primarily due to a lower average cash balance and lower average interest rates during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of March 31, 2014, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from a follow-on public offering of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of March 31, 2014, we had received an aggregate of $391.7 million in cash from our agreements with strategic partners, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $88.3 million. Currently, our funds are invested in money market funds, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(19,816)	$(21,608)
Net cash provided by (used in) investing activities	17,820	(22,362)
Net cash (used in) provided by financing activities	(2,495)	53,708

Net increase in cash and cash equivalents	$(4,491)	$9,738

For the three months ended March 31, 2014 and 2013, our operating activities used cash of $19.8 million and $21.6 million, respectively. The cash used by operations for the three months ended March 31, 2014 was due primarily to our net loss adjusted for non-cash items and working capital adjustments. The cash used by operations for the three months ended March 31, 2013 was due primarily to our net loss adjusted for non-cash items, as well as a decrease in the accounts receivable balance of $11.5 million primarily related to payments received from Astellas during the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, our investing activities provided (used) cash of $17.8 million and $(22.4) million, respectively. The cash provided by (used in) investing activities for the three months ended March 31, 2014 and 2013 was primarily the net result of purchases of marketable securities partially offset by maturities and sales of marketable securities, in addition to purchases of property and equipment of $7.8 million and $0.8 million, respectively, which were primarily associated with the build-out of our leased facilities.

For the three months ended March 31, 2014 and 2013, our financing activities (used) provided $(2.5) million and $53.7 million, respectively. The decrease in cash (used) provided by financing activities is primarily the result of the receipt of proceeds from the issuance on common stock during the three months ended March 31, 2013 that did not recur during the three months ended March 31, 2014.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we amended on December 21, 2011 and March 31, 2012, and under which we received a loan in an aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal, which started on April 1, 2013. The loan agreement also includes an obligation to pay an additional deferred charge of $1.2 million due on June 1, 2014 which has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a long-term liability for the full amount of the charge since the payment of such amount is not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month the loan remains outstanding. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of March 31, 2014, the principal balance outstanding was $16.9 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating costs for the next several years as we incur expenses to continue to advance our preclinical and clinical programs.

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into at least the fourth quarter of 2015.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructurings;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current lawsuits described below under “Part II, Item1—Legal Proceedings;”

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2014, we had cash and cash equivalents and marketable securities of $88.3 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan, pursuant to which we increased the principal amount to $26.5 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of March 31, 2014, and expected loan payments during 2014, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our present and former officers and members of our board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that we and certain of our present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, we filed a motion to dismiss the consolidated class action complaint with prejudice. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We deny any allegations of wrongdoing and intend to vigorously defend this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into at least the fourth quarter of 2015.

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

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs related to the winding down of the discontinued tivozanib clinical development programs;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructurings;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current lawsuits described under “Part II, Item 1—Legal Proceedings;”

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the adverse outcome relating to the development and commercialization of tivozanib for RCC, including the FDA informing us that it would not approve our NDA for tivozanib for the treatment of patients with advanced RCC, the related shareholder litigation described under “Part II, Item 3—Legal Proceedings” and Astellas’ decision to terminate its collaboration with us, collectively, constitute a material adverse change under our loan and security agreement with Hercules, under which we had $16.9 million in loans outstanding as of March 31, 2014, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $107.0 million during the twelve months ended December 31, 2013 and a net loss of $6.5 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $433.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our preclinical and clinical product candidates.

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

We and certain of our present and former officers and directors have been named as defendants in multiple lawsuits that could result in substantial costs and divert management’s attention.

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

We intend to engage in a vigorous defense of these lawsuits and are fully cooperating with the SEC regarding its fact-finding inquiry. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional similar lawsuits might be filed.

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

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products could impair our ability to grow.

As part of our strategic plan, we intend to explore further development opportunities, and to develop and market additional products and product candidates. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional products or product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;

•	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•	higher than expected acquisition and integration costs;

•	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	increased amortization expenses;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to motivate key employees of any acquired businesses.

Further, any product candidate that we acquire will most likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Drug Candidates

All of our product candidates are still in preclinical and clinical development. Preclinical testing and clinical trials of our product candidates may not be successful, or may not result in approval by the FDA. If we are unable to obtain marketing approval or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

•	the availability, relative cost, safety and efficacy of alternative and competing treatments;

•	acceptance of the product by patients, the medical community and third-party payors;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	our ability to avoid third-party patent interference or patent infringement claims.

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

A component of our business strategy may be to develop, either alone or in collaboration with a third party, companion diagnostics for some of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, we or our collaborator will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate companion diagnostics as medical devices. In each case, companion diagnostics require separate regulatory approval prior to commercialization. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

As part of our business strategy, we plan to enter into additional strategic partnerships in the future. If any current or future strategic partners do not devote sufficient time and resources to its arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on its own, and we may find it difficult to attract a new alliance partner for such product candidate. For example, Biodesix can opt-out of its agreement with us after the completion of the proof of concept trial prior to the first commercial sale of ficlatuzumab, at which point Biodesix shall not be responsible for any future costs associated in developing and commercializing ficlatuzumab other than any ongoing clinical studies.

Much of the potential revenue from any strategic partnership we may enter into in the future will likely consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our strategic partners’, ability to successfully develop, introduce, market and sell new drugs. In some cases, we will not be involved in these processes, and we will depend entirely on our strategic partners. Any of our future strategic partners may fail to develop or effectively commercialize these drugs because it:

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

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

We rely on third parties to conduct preclinical and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We, in consultation with our strategic partners, where applicable, design the clinical trials for our product candidates, but we rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out many of these trials. We compete with larger companies for the resources of these third parties.

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

AV-380 and tivozanib are protected by patents exclusively licensed from other companies or institutions. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

We are a party to several license agreements under which certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF-15 and which we are using in our AV-380 program and from KHK for tivozanib. We are likely to enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

We could be unsuccessful in obtaining patent protection on one or more components of our technology platform.

We believe that an important factor in our competitive position relative to other companies in the field of targeted oncology therapeutics is our proprietary Human Response Platform. This platform is useful for identifying new targets for drug discovery, confirming that newly-identified drug targets actually play a role in cancer, testing new compounds for effectiveness as drugs, and identifying traits useful for predicting which patients will respond to which drugs. We own issued U.S. patents covering our chimeric model technology, directed complementation technology, and our reconstituted human breast tumor model. There is no guarantee that any of our pending patent applications, in the United States or elsewhere, will result in issued patents, and, even if patents eventually issue, there is no certainty that the claims in the eventual patents will have adequate scope to preserve our competitive position. Third parties might invent alternative technologies that would substitute for our technology platform while being outside the scope of the patents covering our platform technology. By successfully designing around our patented technology, third parties could substantially weaken our competitive position in oncology research and development.

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

To our knowledge, as of March 31, 2014, our executive officers, directors, entities affiliated with such executive officers and directors, and certain other significant stockholders, owned approximately 18% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after March 31, 2014. These stockholders, acting together or individually, may be able to exert influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control of our company or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock.

Our management has broad discretion over use of available cash and cash equivalents and might not spend our available cash and cash equivalents in ways that increase the value of your investment.

Our management has broad discretion on where and how to use our cash and cash equivalents and you will be relying on the judgment of our management regarding the application of our available cash and cash equivalents to fund our operations. Our management might not apply our cash or cash equivalents in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund existing and future research and development of our preclinical and clinical product candidates, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;

•	costs associated with lawsuits against us, including the current purported class action lawsuits described elsewhere in this Quarterly Report under “Part II, Item 1—Legal Proceedings;”

•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and

•	compliance with regulatory requirements.

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

At March 31, 2014, we had $88.3 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

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

Item 5. Other Information

On June 4, 2013, the Company filed a Current Report on Form 8-K reporting under Item 2.05, Costs Associated with Exit or Disposal Activities, that the Company was continuing to review the potential impact of its June 2013 restructuring, specifically with respect to its facilities requirements after the restructuring and alternatives with respect to its lease commitments for its headquarters and laboratory space in Cambridge, Massachusetts, and that the Company was unable to estimate any additional restructuring costs or charges at that time.

On May 6, 2014, in connection with the preparation of this Quarterly Report on Form 10-Q, the Company determined that it was required to record a charge of $3.9 million for the three months ended March 31, 2014 associated with the portion of its 650 E. Kendall Street facility that the Company ceased using. At this time, the Company is unable to estimate any additional restructuring costs or charges associated with its lease exit activities. If the Company subsequently determines that it will incur additional material costs and restructuring charges, it will file a further amendment to the Current Report on Form 8-K filed on June 4, 2013.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 7, 2014	By:	/S/ TUAN HA-NGOC
Tuan Ha-Ngoc
President, Chief Executive Officer, Acting Chief Financial Officer and principal financial and accounting officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

10.1†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.					X

10.2†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.					X

10.3	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Registrant and Jeno Gyuris					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.