Form 10-Q
period 2014-06-30
AVEO PHARMACEUTICALS INC
filed 2014-08-11
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2014: 52,297,026

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$43,362	$50,826
Marketable securities	21,575	67,680
Accounts receivable	1,235	984
Tenant improvement allowance receivable	14,900	5,833
Restricted cash	687	598
Prepaid expenses and other current assets	3,665	2,998

Total current assets	85,424	128,919
Property and equipment, net	15,863	14,140
Other assets	97	290
Restricted cash	2,863	2,997

Total assets	$104,247	$146,346

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,500	$4,238
Accrued expenses	16,193	13,263
Loans payable, net of discount	11,096	10,383
Deferred revenue	1,128	1,294
Other liabilities	—	1,238
Deferred rent	1,080	992

Total current liabilities	32,997	31,408
Loans payable, net of current portion and discount	3,088	8,822
Deferred revenue, net of current portion	128	17,098
Deferred rent, net of current portion	13,430	19,080
Lease exit obligation, net of current portion	7,646	—
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 52,303 and 51,809 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	52	52
Additional paid-in capital	498,602	497,177
Accumulated other comprehensive income (loss)	2	(2)
Accumulated deficit	(451,698)	(427,289)

Total stockholders’ equity	46,958	69,938

Total liabilities and stockholders’ equity	$104,247	$146,346

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Collaboration revenue	$1,846	$324	$17,135	$647

Operating expenses:
Research and development	9,300	16,203	21,067	37,165
General and administrative	4,846	7,324	10,400	19,773
Restructuring and lease exit	5,165	7,869	9,025	7,936

	19,311	31,396	40,492	64,874

Loss from operations	(17,465)	(31,072)	(23,357)	(64,227)

Other income and expense:
Other (expense) income, net	(2)	(51)	5	(152)
Interest expense	(502)	(825)	(1,083)	(1,695)
Interest income	10	35	26	76

Other expense, net	(494)	(841)	(1,052)	(1,771)

Net loss	$(17,959)	$(31,913)	$(24,409)	$(65,998)

Net loss per share – basic and diluted	$(0.35)	$(0.62)	$(0.47)	$(1.31)

Weighted average number of common shares outstanding	51,663	51,312	51,649	50,351

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(17,959)	$(31,913)	$(24,409)	$(65,998)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(4)	(49)	4	(42)
Foreign currency translation adjustment	—	—	—	26

Comprehensive loss	$(17,963)	$(31,962)	$(24,405)	$(66,014)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(24,409)	$(65,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	7,600	65
Depreciation and amortization	1,690	1,871
Net loss on disposal of fixed assets	18	77
Stock-based compensation	1,366	1,978
Non-cash interest expense	100	156
Amortization of premium and discount on investments	197	674
Changes in operating assets and liabilities:
Accounts receivable	(251)	12,752
Tenant improvement allowance receivable	(9,069)	(541)
Prepaid expenses and other current assets	(672)	748
Other noncurrent assets	192	(9)
Restricted cash	46	42
Accounts payable	(738)	(3,398)
Accrued expenses	3,763	(5,637)
Deferred revenue	(17,136)	(647)
Other liabilities	7,646	—
Deferred rent	(5,563)	4,391

Net cash used in operating activities	(35,220)	(53,476)
Investing activities
Purchases of property and equipment	(11,833)	(1,975)
Purchases of marketable securities	(38,056)	(146,062)
Proceeds from maturities and sales of marketable securities	83,967	107,466

Net cash provided by (used in) investing activities	34,078	(40,571)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	53,638
Proceeds from exercise of stock options	30	365
Principal payments on loans payable	(6,352)	(2,294)

Net cash (used in) provided by financing activities	(6,322)	51,709

Net decrease in cash and cash equivalents	(7,464)	(42,338)
Effect of exchange rate changes on cash and cash equivalents	—	26
Cash and cash equivalents at beginning of period	50,826	76,134

Cash and cash equivalents at end of period	$43,362	$33,822

Supplemental cash flow information
Cash paid for interest	$1,040	$1,570

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

The Company has a pipeline of monoclonal antibodies, including

(i)	AV-380, a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. In 2012, the Company initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases including chronic kidney disease, congestive heart failure and chronic obstructive pulmonary disease. Cachexia is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. The program’s primary research focus is in the area of cancer cachexia, where there is a major unmet need,

(ii)	ficlatuzumab, a potent anti-HFG antibody that inhibits the activity of the HGF/c-Met pathway for which the Company has completed a phase 2 clinical study, and has entered into a partnership with Biodesix, Inc. (“Biodesix”) to advance clinical development, and

(iii)	AV-203, a potent, high affinity inhibitor of ErbB3 function that has demonstrated anti-tumor activity in multiple preclinical models for which the Company has completed a phase 1 dose escalation study.

The Company and Astellas Pharma, Inc. (“Astellas”) were developing tivozanib for the treatment of various types of cancers such as renal cell carcinoma, colorectal cancer and breast cancer pursuant to a worldwide collaboration and license agreement. Astellas notified the Company in February 2014 that it had elected to terminate the license agreement. This termination will become effective on August 11, 2014, at which time the tivozanib rights will be returned to the Company.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

The Company has an accumulated deficit as of June 30, 2014 of approximately $451.7 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2014.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2014 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager totaling $19.0 million and $11.8 million, respectively. Cash equivalents at December 31, 2013 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager totaling $29.9 million and $15.9 million, respectively. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at June 30, 2014 consisted of asset-backed securities and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2013 consisted of municipal bonds, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and six months ended June 30, 2014 and 2013.

Available-for-sale securities at June 30, 2014 and December 31, 2013 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014:
Corporate debt securities (Due within 1 year)	$17,073	$3	$(1)	$17,075
Asset-backed securities (Due within 1 year)	4,500	—	—	4,500

	$21,573	$3	$(1)	$21,575

December 31, 2013:
Corporate debt securities (Due within 1 year)	$52,156	$4	$(4)	$52,156
Municipal bonds (Due within 1 year)	7,519	—	—	7,519
Asset-backed securities (Due within 1 year)	8,007	—	(2)	8,005

	$67,682	$4	$(6)	$67,680

The aggregate fair value of securities in an unrealized loss position for less than 12 months at June 30, 2014 was $8.9 million, representing five securities. There were no securities that were in an unrealized loss position for greater than 12 months at June 30, 2014. The unrealized loss was caused by a temporary change in the market for those securities primarily caused by changes in market interest rates. There was no change in the credit risk of the securities. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net. The Company does not believe an other-than-temporary impairment exists with respect to those securities in an unrealized loss position at June 30, 2014.

Marketable securities in an unrealized loss position at June 30, 2014 and December 31, 2013 consist of the following:

Aggregate Fair Value
(in thousands)
June 30, 2014:
Corporate debt securities	$4,436
Asset-backed securities	4,500

$8,936

December 31, 2013:
Corporate debt securities	$30,106
Government agency securities	7,519
Asset-backed securities	8,005

$45,630

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

•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities, asset-backed securities, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of June 30, 2014 or December 31, 2013.

•	Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company made one nonrecurring fair value measurement associated with a lease exit liability. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$19,012	$11,755	$—	$30,767
Marketable securities	—	21,575	—	21,575

	$19,012	$33,330	$—	$52,342

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$29,865	$15,958	$—	$45,823
Marketable securities	—	67,680	—	67,680

	$29,865	$83,638	$—	$113,503

In 2014, the Company has recorded liabilities totaling $15.2 million associated with the exit of portions of its leased facilities (refer to footnote 9). The Company measured the fair values of the liabilities based on the present value of the remaining lease payments less the amount of sublease income the Company estimates it could reasonably obtain. The Company estimated its future rental and operating expense payment obligations using the terms of its lease agreement and its historical share of the building’s expenses, adjusting for the effects of inflation. The estimated sublease income to be received is based upon market rates for comparable spaces in the Cambridge area. The net cash outflows over the remaining life of the lease were discounted using a credit-risk adjusted risk-free rate. The Company has classified these lease liabilities as Level 3 fair value measurements.

The fair value of the Company’s loans payable at June 30, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $14.1 million and is considered a Level 2 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

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

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $5.1 million and $7.6 million of impairment losses for three and six months ended June 30, 2014, respectively, related to leasehold improvements (refer to Footnote 9). During the year ended December 31, 2013, the Company recognized $0.1 million of impairment losses.

Basic and Diluted Loss per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Stock-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three and six months ended June 30, 2014 and June 30, 2013 because their effect is anti-dilutive.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2014	2013
Options outstanding	6,243	5,696
Warrants outstanding	—	10

	6,243	5,706

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three and six months ended June 30, 2014 and June 30, 2013, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$197	$33	$515	$1,147
General and administrative	459	(643)	851	831

	$656	$(610)	$1,366	$1,978

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2014, the Company has $1.1 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 13, 2014. The Company did not adopt any new accounting pronouncements during the three months ended June 30, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (IASB) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under US GAAP. The Company is currently evaluating what effect, if any, this standard will have on its revenue recognition policies and its financial statements, including how the standard will be adopted.

Reclassifications

The Company has reclassified the tenant improvement allowance receivable from prepaid expenses and other current assets on the consolidated balance sheets at December 31, 2013 to a separate financial statement line to conform to the current period presentation.

Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2014 through the date the Company issued these financial statements.

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

Under the agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan to be agreed upon by a joint steering committee, the Company retains primary responsibility for clinical development of ficlatuzumab in a proof of concept (“POC”) clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as the NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15 million, referred to as the “Cap”. After the Cap is reached, the Company and Biodesix will share equally in the costs of the NSCLC trial, and the Company and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and the Company, including all milestone payments and royalties payable to third parties, if any.

Pending marketing approval of ficlatuzumab and subject to a commercialization agreement to be entered into after receipt of results from the NSCLC POC Trial, each party would share equally in commercialization profits and losses, subject to the Company’s right to be the lead commercialization party.

Biodesix is solely responsible for the VeriStrat development costs, as well as VeriStrat sales and marketing costs. Subject to and following the approval of the VeriStrat test as a companion diagnostic for ficlatuzumab, Biodesix has agreed to make the VeriStrat test available and use commercially reasonable efforts to seek reimbursement in all geographies where ficlatuzumab is approved. The Company has agreed to reimburse Biodesix a pre-specified amount, under certain circumstances for VeriStrat tests performed.

Prior to the first commercial sale of ficlatuzumab and after the earlier of (i) the Cap being reached or (ii) the completion of the NSCLC POC Trial, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either AVEO or Biodesix elects to Opt-Out, with such party referred to as the “Opting -Out Party”, then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; and the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2014, no contingent deliverables had been provided by the Company.

The Company determined that the delivered item, or the perpetual, non-exclusive rights to certain intellectual property for use in developing and commercializing VeriStrat did not have standalone value from the remaining deliverables since the customer could not obtain the intended benefit of the license without the remaining deliverables. Since the remaining deliverables will be performed over the same period of performance there is no difference in accounting for the deliverables as one unit or multiple units of accounting, and therefore, the Company is accounting for the deliverables as one unit of accounting.

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements of Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.2 million during the three and six months ended June 30, 2014. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $0.2 million at June 30, 2014.

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

In June 2013, the Company received a complete response letter from the FDA informing the Company that the FDA will not approve in its present form the Company’s NDA for tivozanib for the treatment of patients with advanced renal cell carcinoma, or RCC. In January 2014, AVEO and Astellas jointly decided to discontinue a Phase 2 breast cancer clinical trial due to insufficient enrollment. Further, Astellas elected in February 2014 to terminate the Astellas Agreement as a result of the limited scope of development for tivozanib moving forward. This termination will be effective on August 11, 2014, at which time the tivozanib rights will be returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of winding down discontinued tivozanib clinical development programs, will be shared equally. There are no refund provisions in the Astellas Agreement.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $1.1 million and $6.4 million during the three months ended June 30, 2014 and 2013, respectively, and by $2.3 million and $12.7 million during the six months ended June 30, 2014 and 2013, respectively. The Company also reduced general and administrative expense by $8,000 and $1.0 million during the three months ended June 30, 2014 and 2013, respectively, and by $0.1 million and $2.3 million during the six months ended June 30, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $1.0 million at June 30, 2014.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Astellas Agreement includes the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company was recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, the Company reassessed the period of performance associated with the Royalty Territory Deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $1.7 million during the three months ended June 30, 2014, and an additional $2.6 million during the six months ended June 30, 2014. The Company recorded approximately $1.8 million and $0.1 million of revenue associated with the Royalty Territory Deliverable during the three month periods ended June 30, 2014 and 2013, respectively, and approximately $2.8 million and $0.2 million of revenue associated with the Royalty Territory Deliverable during each of the six month periods ended June 30, 2014 and 2013, respectively.

Under the agreement, the Company received cash payments related to up-front license fees, reimbursable payments and milestone payments of $1.2 million and $7.8 million during the three months ended June 30, 2014 and 2013, respectively, and received payments of $2.2 million and $26.5 million during the six months ended June 30, 2014 and 2013, respectively.

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

Under the terms of the original agreement, Biogen Idec made up-front and milestone-based cash payments totaling $20.0 million. Of the $20.0 million received, $10.0 million was associated with milestones that were considered substantive and these amounts were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. The remaining $10.0 million was amortized as additional license revenue over our period of substantial involvement.

The Company concluded that the Amendment materially modified the terms of the agreement and, as a result, required application of ASC 605-25. Based upon the terms of the Amendment, the remaining deliverables included the Company’s obligation to seek a collaboration partner to fund further development of the program and the Company’s obligation to continue development and commercialization of the licensed products if a collaboration partner is secured (“Development Deliverable”). The Company concluded that its obligation to use best efforts to seek a collaboration partner does not have standalone value from the Development Deliverable upon delivery and thus the deliverables should be treated as a single unit of accounting.

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the amended arrangement. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE or TPE were available. The Company determined the best estimate of selling price to be approximately $0.6 million and recognized the remaining $14.3 million as collaboration revenue in the six months ended June 30, 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the expected period of performance, or through December 2015 based upon the Company’s historical experience with marketing its product candidates to potential partners.

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

Under the agreement, the Company recorded revenue of $0.1 million and $14.4 million during the three and six month periods ended June 30, 2014, respectively, and $0.2 million and $0.4 million during the three and six month periods ended June 30, 2013, respectively.

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

St. Vincent’s Hospital

In July 2012, the Company entered into a license agreement with St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”), under which the Company obtained an exclusive, worldwide license to research, develop, manufacture and commercialize products for human therapeutic, preventative and palliative applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also referred to as GDF15. The Company believes GDF15 is a novel target for cachexia and the Company is exploiting this license in its AV-380 program for cachexia. Under the agreement, the Company has the right to grant sublicenses subject to certain restrictions. The Company has a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. Under the license agreement, St. Vincent’s also granted the Company non-exclusive rights for certain related diagnostic products and research tools.

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

The Company has also agreed that, for as long as there is a valid claim in the licensed patents, the Company will not, and the Company will ensure that its affiliates and its sublicensees do not, develop or commercialize any product, other than a licensed therapeutic product, for the treatment, prevention or prophylaxis of cachexia, decreased appetite or body weight, that binds to GDF15 or the GDF15 receptor and that is a GDF15 antagonist, and will not license or induce any other person to do the same.

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

The Company has the right to terminate the agreement on six months’ notice if the Company terminates its GDF15 research and development programs as a result of the failure of a licensed therapeutic product in pre-clinical or clinical development, or if the Company forms the reasonable view that further GDF15 research and development is not commercially viable, and the Company is not then in breach of any of its obligations under the agreement. If the Company forms the reasonable view that further GDF15 research and development is not commercially viable and terminate the agreement before the Company starts a phase 1 clinical trial on a licensed therapeutic product, the Company will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

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

(5) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Clinical expenses	$3,310	$5,319
Facility lease exit costs	6,986	—
Salaries and benefits	2,347	2,027
Property and equipment	1,110	1,905
Professional fees	485	811
Manufacturing and distribution	633	1,362
Restructuring	34	587
Other	1,288	1,252

	$16,193	$13,263

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

The Loan Agreement required a deferred charge of $1.3 million which was paid in May 2012 related to the amendment of the Loan Agreement. The Loan Agreement also included an additional deferred charge of $1.2 million which was paid in June 2014, and is recorded as a loan discount and is being amortized to interest expense over the term of the Loan Agreement using the effective interest rate method. The Company had recorded a liability for the full amount of the charge since the payment of such amount was not contingent on any future event. The Company incurred approximately $0.2 million in loan issuance costs paid directly to the lenders under the Loan Agreement, which were offset against the loan proceeds and are accounted for as a loan discount. As part of the Loan Agreement, the Company issued warrants to the lenders on June 2, 2010 to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share. The Company recorded the relative fair value of the warrants of approximately $0.8 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 64.12%, an expected term equal to the contractual life of the warrant (seven years), a risk-free interest rate of 2.81% and no dividend yield. The resulting effective interest rate for the loans outstanding under the Loan Agreement is approximately 13.1%.

Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2014, the principal balance outstanding was $14.3 million.

The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of June 30, 2014, the lenders have not asserted any events of default under the loan. While the Company does not believe that there has been a material adverse change, as defined in the Loan Agreement, it is possible that Hercules could take the position that the adverse outcome relating to the development and commercialization of tivozanib for RCC, including the FDA informing the Company that it would not approve the NDA for tivozanib for the treatment of patients with advanced RCC and the related shareholder litigation described below in footnote 10 —Legal Proceedings, and Astellas’ decision to terminate its collaboration with the Company, collectively constitutes a material adverse change, and, accordingly, an event of default, which could trigger a repayment of all principal and interest due under the loan unless such event of default is waived by Hercules. The Company has classified the principal amount of the loan as current and non-current on its consolidated balance sheet based upon the expected timing of the remaining payments.

Future minimum payments under the loans payable outstanding as of June 30, 2014 are as follows (amounts in thousands):

Years Ending December 31:
2014 (6 months remaining)	$6,155
2015	9,309

15,464
Less amount representing interest	(1,182)
Less discount	(98)
Less current portion	(11,096)

Loans payable, net of current portion and discount	$3,088

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the three months ended June 30, 2014. In June 2014, the Company issued stock options to purchase 2,250,000 shares of common stock which contained market performance conditions which were not deemed probable of vesting at June 30, 2014.

A summary of the status of the Company’s stock option activity at June 30, 2014 and changes during the six months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,296,694	$7.36
Granted	2,962,100	$1.60
Exercised	—	—
Forfeited	(1,015,604)	$7.16

Outstanding at June 30, 2014	6,243,190	$4.66	7.67	$801,501

Vested or expected to vest at June 30, 2014	3,416,319	$6.89	5.91	$204,403

Exercisable at June 30, 2014	2,401,542	$8.04	4.62	$155,461

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Three Months Ended June 30,
	2014	2013
Volatility factor	72.06-73.98%	71.35-72.65%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.88%	1.69%
Dividend yield	—	—

Six Months Ended June 30,
	2014	2013
Volatility factor	72.06%-73.98%	64.22-72.65%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.88-2.02%	1.01-1.69%
Dividend yield	—	—

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

Per ASC 718 Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. The Company estimates the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the three months ended June 30, 2014 and 2013 was $0.77 and $1.76 per share, respectively. The weighted-average grant date fair value of stock options granted to employees during the six months ended June 30, 2014 and 2013 was $0.83 and $3.06 per share, respectively.

As of June 30, 2014, there was $3.7 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 2.2 years. No options were exercised during the three and six months ended June 30, 2014. The intrinsic value of options exercised was $0.2 million for the three months ended June 30, 2013.

The restricted stock activity for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2013	241,500	$2.50
Granted	501,000	1.62
Cancelled	(133,420)	2.02
Expired	—	—
Vested/Released	(73,280)	2.50

Unvested at June 30, 2014	535,800	$1.80

As of June 30, 2014, there was $0.2 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2013	Restructuring expense incurred during the six months ended June 30, 2014	Restructuring amounts paid during the six months ended June 30, 2014	Restructuring amounts accrued at June 30, 2014
	(in thousands)
Employee severance, benefits and related costs	$587	—	$(553)	$34

All remaining accrued amounts are current and are reflected within accrued expenses on the consolidated balance sheet.

(9) Facility Lease Exit

During the six months ending June 30, 2014, the Company completed the planned build-out of portions of the office space it currently leases at its 650 E. Kendall Street facility. Upon completion of these build-outs, the Company ceased use of these spaces and recorded liabilities totaling $15.2 million. The fair value of these liabilities was determined using the credit-adjusted risk-free rate to discount the estimated future net cash outflows associated with the space that met the cease use criteria. The estimate of future net cash outflows included the Company’s expected minimum rental payments and incremental operating, utility and tax payments to the landlord less the amount of sublease income that the Company estimates it could reasonably expect to obtain during the remainder of the lease period.

The following table summarizes the components of the Company’s lease exit activity recorded in current and long-term liabilities:

	Lease Exit Expense incurred during the six months ended June 30, 2014	Accretion Expense incurred during the six months ended June 30, 2014	Amounts paid during the six months ended June 30, 2014	Amounts accrued at June 30, 2014
		(in thousands)
Lease exit costs	$15,154	$275	$(797)	$14,632

The total expense associated with recording the fair value of lease exit liabilities of $9.2 million and $15.2 million for the three and six months ending June 30, 2014, respectively, has been recorded within Restructuring and Lease Exit expense on the Condensed Consolidated Statements of Operations. The Company wrote-off $9.3 million and $14.0 million of deferred rent associated with the portions of the facility that met the cease use criteria under ASC 420-10 during the three and six months ending June 30, 2014, respectively. Further, the Company wrote-off leasehold improvements totaling $5.1 million and $7.6 million during the three and six months ending June 30, 2014, respectively. These transactions resulted in net charges of $5.0 million and $8.8 million being recorded during the three and six months ended June 30, 2014, respectively. The Company also recorded $0.3 million of accretion expense during the three and six months ended June 30, 2014. Approximately $7.0 million of the amounts are reflected within accrued expenses on the consolidated balance sheet and the remaining $7.6 million has been recorded within other noncurrent liabilities on the consolidated balance sheet.

(10) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain present and former officers and members of the Company’s board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that the Company and certain of its present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, the Company filed a motion to dismiss the consolidated class action complaint with prejudice. Lead plaintiffs filed an opposition to the motion to dismiss on June 10, 2014, and the Company filed a reply to the opposition on July 10, 2014. The Court heard oral argument on the Company’s motion to dismiss on July 22, 2014. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. The Company denies any allegations of wrongdoing and intends to vigorously defend this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

Company Overview

We are a biopharmaceutical company committed to discovering and developing targeted therapies designed to provide substantial impact in the lives of people with cancer by addressing unmet medical needs. Our proprietary Human Response Platform™, or HRP, provides us with unique insights into cancer and related disease biology and is being leveraged in the discovery and clinical development of its therapeutic candidates. This platform was designed to overcome many of the limitations of traditional approaches to modeling human cancer, as we use patented genetic engineering techniques to grow populations of spontaneous tumors in animals containing human-relevant, cancer-causing mutations and tumor variations akin to what is seen in populations of human tumors. Because we believe that these populations of tumors better replicate what is seen in human cancer, we believe that HRP represents a significant improvement over traditional approaches.

Our strategy for building value is to leverage partner resources to advance the development of our clinical pipeline while primarily focusing our internal resources on our innovative GDF15 (AV-380) program in cachexia.

Our lead programs are as follows:

•	AV-380 Program: AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. In 2012, we initiated a program focusing on cachexia, a serious and common complication of advanced cancer and a number of chronic diseases. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. The pathophysiology is characterized by a negative protein and energy balance driven by a variable combination of reduced food intake and abnormal metabolism. Other symptoms or conditions associated with cachexia include anemia, breathing difficulties, edema, insulin resistance, muscle weakness/asthenia, and fatigue. In preclinical animal models, AV-380 has been shown to increase food intake, reverse body weight loss and restore normal body composition. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome. Appropriate IND-enabling efforts, including cell line development, are underway to prepare AV-380 for potential future clinical development, and we expect that we will begin a phase 1 clinical study of AV-380 in cachexia in the second half of 2015.

We believe cancer cachexia represents a significant area of patient need. Weight loss during cancer treatment is associated with more chemotherapy-related side effects, fewer completed cycles of chemotherapy, a reduction in response to therapy and decreased survival rates (J Gastroenterol 2013; Eur J Cancer 1998; Br J Cancer 2004). In a cohort of over 3,000 patients in the U.S. studied by the Eastern Cooperative Oncology Group, or ECOG, the prevalence of weight loss even before starting chemotherapy was observed to be substantial across several cancers: over 80% in pancreatic and gastric cancers and over 50% in prostate, colorectal and lung cancers (Am Med Journal 1980). It is estimated that more than 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present. (J Cachexia Sarcopenia Muscle 2010). In the United States, the estimated prevalence of cancer cachexia is over 400,000 patients (Am J Clin Nutr 2006). In addition, cachexia is also associated with diseases outside of cancer including chronic kidney disease, or CKD, congestive heart failure or CHF, and chronic obstructive pulmonary disease, or COPD. There are currently few effective treatment options for cachexia. Cancer cachexia is diagnosed and treated according to four categories: anorexia and food intake, catabolic drive (the breakdown of molecules into smaller units to release energy), muscle mass and strength, and the resulting function and psychosocial effect. Only megesterol acetate and medroxyprogesterone are approved to treat cachexia, each exclusively in Europe, despite only about 30% of treated patients showing improvements in appetite and weight gain, which are short term and not accompanied by improvement in quality of life or survival (Curr Opin Oncol. 2006). Treatments currently in clinical development attempt to address or reverse only one or two contributory factors of the cachexia syndrome. As such, we believe that an effective treatment that potentially targets the underlying cause of the complex cachexia syndrome may addresses a broad spectrum of the resulting cachexia symptoms to potentially improve patient outcomes and address a major medical need in patients with cancer as well as other chronic diseases, such as obstructive lung disease, heart failure and kidney disease that where, in the aggregate, millions of patients suffer from cachexia associated with these conditions. (Am J Clin Nutr 2006).

In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia. We plan to evaluate opportunities for partnerships to expand the development of AV-380, including in cachexia associated with non-cancer indications, including chronic heart failure, chronic kidney disease and chronic obstructive pulmonary disease to leverage the full potential of this asset.

•	Ficlatuzumab: Ficlatuzumab is a potent hepatocyte growth factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, a tyrosine-kinase inhibitor, or TKI, of the epidermal growth factor receptor, or EGFR, and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib, an EGFRTKI, in first line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent- to-treat population. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with VeriStrat®, which is commercially available to help physicians guide treatment decisions for patients with 2nd line advanced NSCLC. Under the terms of the agreement, we plan to conduct an additional phase 2 study of ficlatuzumab in combination with erlotinib. In 1st line advanced NSCLC patients who have an EGFR mutation selected using the VeriStrat test to identify the patient subset which is most likely to benefit from the addition of ficlatuzumab to the EGFR TKI.

•	AV-203: AV-203 is a potent anti-ErbB3 monoclonal antibody with broad therapeutic potential. AV-203 has high ErbB3 affinity and potent anti-tumor activity in mouse models. AV-203 inhibits the activity of the ErbB3 receptor and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heuregulin), levels predict AV-203 anti-tumor activity in preclinical models. We have completed a phase 1 dose escalation study of AV-203, which established a recommended Phase 2 dose of AV-203 at 20mg/kg intravenously every 2 weeks, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. No anti-drug antibodies were detected, and pharmacokinetic results indicated a dose-proportional increase in levels of AV-203. The expansion cohort of this study among patients with a specific biomarker has been discontinued. We are seeking to resume clinical development with a third party collaborator.

•	Tivozanib: In 2006, we acquired exclusive rights to develop and commercialize tivozanib, worldwide outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Tivozanib is an investigational TKI of all three VEGF receptors. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we agreed to share responsibility with Astellas for the continued development and commercialization of tivozanib. In February 2014, Astellas informed us of its intent to end our collaboration for tivozanib. Currently, our primary focus with tivozanib is to wind down our activities related to our partnership with Astellas, including on-going support for patients who continue to receive treatment with tivozanib related to our clinical trials in RCC, breast cancer and colorectal cancer. On August 11, 2014, pursuant to the terms of the license agreement, in connection with the termination, all Astellas rights for the development and commercialization of tivozanib will revert to AVEO. After August 11, 2014, we intend to pursue partnering options to fund further tivozanib development in appropriate clinical settings.

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions of these operations. We have generated no revenue from product sales through June 30, 2014, and through such date have principally funded our operations through:

•	$393.0 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$26.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•	$68.3 million of gross proceeds from private placements of our common stock; and

•	$168.7 million of gross proceeds from the sale of common stock in connection with follow-on public offerings of our common stock in June 2011 and January 2013.

We do not have a history of being profitable and, as of June 30, 2014, we had an accumulated deficit of $451.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

Strategic Partnerships

St. Vincent’s Hospital

In July 2012, we entered into a license agreement with St. Vincent’s Hospital Sydney Limited, which we refer to as St. Vincent’s, under which we obtained an exclusive, worldwide license to research, develop, manufacture and commercialize products for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also known as GDF15. We believe GDF15 is a novel target for cachexia and we are exploiting this license in our AV-380 program for cachexia. Under the agreement, we have the right to grant sublicenses subject to certain restrictions. We have a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. Under the license agreement, St. Vincent’s also granted us non-exclusive rights for certain related diagnostic products and research tools.

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

We have also agreed that, for as long as there is a valid claim in the licensed patents, we will not, and we will ensure that our affiliates and our sublicensees do not, develop or commercialize any product, other than a licensed therapeutic product, for the treatment, prevention or prophylaxis of cachexia, decreased appetite or body weight, that binds to GDF15 or the GDF15 receptor and that is a GDF15 antagonist, and will not license or induce any other person to do the same.

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

We have the right to terminate the agreement on six months’ notice if we terminate our GDF15 research and development programs as a result of the failure of a licensed therapeutic product in pre-clinical or clinical development, or if we form the reasonable view that further GDF15 research and development is not commercially viable, and we are not then in breach of any of our obligations under the agreement. If we form the reasonable view that further GDF15 research and development is not commercially viable and terminate the agreement before we start a phase 1 clinical trial on a licensed therapeutic product, we will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

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

Under the agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan to be agreed upon by a joint steering committee, we retain primary responsibility for clinical development of ficlatuzumab in a phase 2 proof of concept, or POC, clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15 million, referred to as the Cap. After the Cap is reached, we and Biodesix will share equally in the costs of the NSCLC POC trial, and we and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and us, including all milestone payments and royalties payable to third parties, if any.

Pending marketing approval of ficlatuzumab and subject to a commercialization agreement to be entered into after receipt of results from the NSCLC POC Trial, each party would share equally in commercialization profits and losses, subject to our right to be the lead commercialization party.

Biodesix is solely responsible for the VeriStrat development costs, as well as VeriStrat sales and marketing costs. Subject to and following the approval of the VeriStrat test as a companion diagnostic for ficlatuzumab, Biodesix has agreed to make the VeriStrat test available and use commercially reasonable efforts to seek reimbursement in all geographies where ficlatuzumab is approved. We have agreed to reimburse Biodesix a pre-specified amount, under certain circumstances for VeriStrat tests performed.

Prior to the first commercial sale of ficlatuzumab and after the earlier of (i) the Cap being reached or (ii) the completion of the NSCLC POC Trial, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an Opt-Out. If either we or Biodesix elects to Opt-Out, with such party referred to as the Opting-Out Party, then the Opting-Out Party shall not be responsible for any future costs associated in developing and commercializing ficlatuzumab other than any ongoing clinical trials. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; our obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; our obligation to participate in the joint steering committee during the NSCLC POC Trial; our obligation to perform certain development activities in associated with the NSCLC POC Trial; and our obligation to supply clinical material for use in conducting the NSCLC POC Trial; and our obligation to deliver clinical specimens and data during the NSCLC POC Trial. We concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2014, no contingent deliverables had been provided by us.

We have determined that the delivered item, or the perpetual, non-exclusive rights to certain intellectual property for use in developing and commercializing VeriStrat did not have standalone value from the remaining deliverables since the customer could not obtain the intended benefit of the license without the remaining deliverables. Since the remaining deliverables will be performed over the same period of performance there is no difference in accounting for the deliverables as one of unit or multiple units of accounting, and therefore, we are accounting for the deliverables as one unit of accounting.

We record the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursement by Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, we reduced research and development expenses by approximately $0.2 million during the three and six months ended June 30, 2014. The amount due to us from Biodesix pursuant to the cost-sharing provision was $0.2 million at June 30, 2014.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by us pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, we reduced research and development expense by $1.1 million and $6.4 million during the three months ended June 30, 2014 and 2013, respectively, and by $2.3 million and $12.7 million during the six months ended June 30, 2014 and 2013, respectively. We also reduced general and administrative expense by $8,000 and $1.0 million during the three months ended June 30, 2014 and 2013, respectively, and by $0.1 million and $2.3 million during the six months ended June 30, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to us from Astellas pursuant to the cost-sharing provisions was $1.0 million at June 30, 2014.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. The agreement with Astellas includes the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe; a royalty-bearing license to develop and commercialize tivozanib in the royalty territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty territory; and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25.

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

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. We were recording the $4.8 million ratably over the period of our performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, we reassessed the period of performance associated with the royalty territory deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $1.7 million during the three months ended June 30, 2014, and an additional $2.6 million during the six months ended June 30, 2014. We recorded approximately $1.8 million and $0.1 million of revenue associated with the Royalty Territory Deliverable during the three month periods ended June 30, 2014 and 2013, respectively, and approximately $2.8 million and $0.2 million of revenue associated with the Royalty Territory Deliverable during each of the six month periods ended June 30, 2014 and 2013, respectively.

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

Under the terms of the original agreement, Biogen Idec made up-front and milestone-based cash payments totaling $20.0 million. Of the $20.0 million received, $10.0 million was associated with milestones that were considered substantive and these amounts were included in revenue for the quarters ended March 31, 2010 and June 30, 2011, respectively. The remaining $10.0 million was amortized as additional license revenue over our period of substantial involvement.

We concluded that the amendment materially modified the terms of the agreement and, as a result, required application of the guidance included ASC 605-25. Based upon the terms of the amended arrangement, the remaining deliverables included our obligation to seek a collaboration partner to fund further development of the program and our obligation to continue development and commercialization of the licensed products if a collaboration partner is secured. We concluded that our obligation to use best efforts to seek a collaboration partner does not have standalone value from our efforts to continue development and commercialization of the licensed products and thus the deliverables should be treated as a single unit of accounting.

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

The best estimate of the selling price was based upon a cost approach pursuant to which we estimated the costs expected to be incurred in executing a partnership agreement and then applied a reasonable markup. We estimated future cash outflows for several possible outcomes, including the execution of a partnership at different times within a reasonable range and partnerships of differing complexity. We estimated our cash outflows for each scenario based upon the expected costs associated with the relevant employees and the expected level of effort to be expended to seek and execute a partnership. Our analysis also considered the legal charges we anticipate we will incur. Changes to the assumptions within the reasonable range of possible values would not have a material impact on the amounts recorded in current or future periods.

Under the agreement, we recorded revenue of $0.1 million and $14.4 million during the three months and six month periods ended June 30, 2014, respectively, and $0.2 million and $0.4 million during the three and six month periods ended June 30, 2013, respectively.

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

Research and development expenses are net of amounts reimbursed under our agreements with Astellas and Biodesix for their share of development costs incurred by us under our respective agreements.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. We expect our overhead expenses to decrease in future periods as we plan to consolidate our leased facilities in 2014. Below is a summary of our research and development expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Tivozanib	$3,551	$6,367	$6,418	$17,112
AV-380 Program in Cachexia	1,898	891	4,162	1,677
Ficlatuzumab	852	1,474	1,532	3,147
AV-203	726	2,671	1,199	3,978
Other pipeline programs	25	360	25	1,140
Other research and development	26	104	42	284
Overhead	2,222	4,336	7,689	9,827

Total research and development expenses	$9,300	$16,203	$21,067	$37,165

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

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas shared responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. We have included $1.1 million and $6.4 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $12.7 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the six months ended June 30, 2014 and 2013, respectively. We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib. On February 12, 2014, as a result of the limited scope of development for tivozanib moving forward, Astellas elected to terminate our collaboration and license agreement pursuant to its terms. Pursuant to the terms of the agreement, the termination will be on August 11, 2014, at which time tivozanib rights will be returned to us. Committed development costs, including the costs of winding down discontinued tivozanib clinical development programs, will be shared equally.

With the termination of our partnership with Astellas, at this time we do not plan to commit further financial resources for new clinical development activities for tivozanib. We and Astellas will share the costs of winding down the discontinued tivozanib clinical development programs. We expect our share of tivozanib wind down costs to be approximately $12.0 million during 2014. The actual amount that we will incur may differ from this estimate depending upon our ability to expedite the termination of our existing obligations while continuing to satisfy our patient and regulatory requirements. As a result of the wind down activities, we expect research and development expenses related to tivozanib to decrease in the near-term as compared to prior periods. In connection with regaining the rights for the development and commercialization of tivozanib, we have begun actively pursuing partnering options to fund further tivozanib development in appropriate clinical settings

AV-380 Program in Cachexia

In 2012, we initiated a program focusing on cachexia, which we now refer to as our AV-380 program. Cachexia is a serious and common complication of advanced cancer and a number of chronic diseases that is characterized by symptoms of unintentional weight loss, progressive muscle wasting, and a loss of appetite. Cancer cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. The pathophysiology is characterized by a negative protein and energy balance driven by a variable combination of reduced food intake and abnormal metabolism. Other symptoms of cachexia include anemia, breathing difficulties, edema, insulin resistance, muscle weakness/asthenia, and fatigue. Our primary research focus is in the area of cancer cachexia which we believe represents a significant are of patient need. In addition, cachexia is also associated with diseases outside of cancer including CKD, CHF, and COPD.

In connection with our cachexia program, we have in-licensed certain patents and patent applications from St. Vincent’s. In December 2013, we presented preclinical data at the 7th Annual Cachexia Conference in Kobe, Japan, demonstrating that growth differentiating factor-15, or GDF15, induces anorexia and cachexia in mice, suggesting GDF15 to be a novel target for cachexia. In 2013, we initiated cell line development of AV-380, an antibody discovered using our Human Response Platform, and nominated AV-380 as the development candidate for the program. Appropriate IND-enabling efforts, including cell line development, and animal toxicology studies have been initiated to prepare AV-380 for future clinical development. We expect to initiate clinical development of AV-380 in the second half of 2015.

As we focus our efforts on our cachexia program, we expect our costs associated with this program to increase.

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize AVEO’s potent HGF inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. In September 2012, we announced detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with 1st line non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who showed a progression free survival and overall survival benefit from the addition of ficlatuzumab to the EGFR TKI. Pursuant to the agreement with Biodesix, Biodesix will provide up to $15 million for a phase 2 trial of ficlatuzumab in combination with erlotinib in 1st line advanced NSCLC patients selected using the VeriStrat test and fund the further development and registration of Veristrat as a companion diagnostic. After the completion of the Phase 2 trial, any additional development, regulatory or commerical expenses for ficlatuzumab will be equally shared, as well as profits, if any.

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

AV-203

Through the use of our Human Response Platform, we have identified antibodies that have been shown to be potent and selective inhibitors of ErbB3 in preclinical studies. In preclinical testing, these antibodies have significantly inhibited the growth of a number of different tumors, including in breast, prostate and pancreatic cancers. We granted Biogen Idec an exclusive option to co-develop (with us) and commercialize our ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases outside of North America. Upon the selection of AV-203 as a development candidate in the first quarter of 2010, we earned a $5.0 million milestone payment from Biogen Idec, and we earned an additional $5.0 million milestone payment in June 2011 based on initiation of a GLP toxicology study. In May 2012, we announced the initiation of a phase 1 clinical trial examining the safety, tolerability and preliminary efficacy of AV-203 along with exploratory biomarkers in patients with metastatic or advanced solid tumors. In May 2014, we presented the results of our first-in-human study of AV-203 at the 2014 American Society of Clinical Oncology Annual Meeting. Among the results, the study established a recommended phase 2 dose of AV-203, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. In March 2014, we regained our worldwide rights from Biogen Idec to develop, manufacture and commercialize AV-203, and we are actively pursuing partnerships or collaborations to further advance the development of AV-203.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2014, we are projecting an ordinary loss for the year ended December 31, 2014, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three and six month periods ended June 30, 2014. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenue	$1,846	$324	$1,522	470%
Operating expenses:
Research and development	9,300	16,203	(6,903)	(43)%
General and administrative	4,846	7,324	(2,478)	(34)%
Restructuring and lease exit	5,165	7,869	(2,704)	(34)%

Total operating expenses	19,311	31,396	(12,085)	(38)%

Loss from operations	(17,465)	(31,072)	13,607	(44)%
Other income (expense), net	(2)	(51)	49	(96)%
Interest expense	(502)	(825)	323	(39)%
Interest income	10	35	(25)	(71)%

Net loss	$(17,959)	$(31,913)	$13,954	(44)%

The following table sets forth revenue for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/	%
Revenue	2014	2013	(decrease)
	(in thousands)
Strategic Partner:
Biogen Idec	$77	$216	(139)	(64)%
Astellas	1,769	108	1,661	1,538%

	$1,846	$324	$1,522	470%

Revenue. Revenue for the three months ended June 30, 2014 was $1.8 million compared to $0.3 million for the three months ended June 30, 2013, an increase of approximately $1.5 million. The increase was primarily due to an additional $1.7 million in revenue recognized in connection with the change in the estimated period of performance associated with our collaboration with Astellas as a result of the expected termination of the agreement in August 2014.

Research and development. Research and development, or R&D, expenses for the three months ended June 30, 2014 were $9.3 million compared to $16.2 million for the three months ended June 30, 2013, a decrease of $6.9 million or 43%. The decrease is primarily attributable to a $3.5 million decrease in employee compensation and travel costs as well as a decrease of $1.4 million in facilities and IT costs following our June 2013 restructuring, and a $7.1 million decrease in external clinical trial, consulting and manufacturing costs associated with the winding down of the discontinued tivozanib clinical development programs. These decreases are partially offset by a $5.1 million decrease in reimbursements to us from Astellas for shared tivozanib development costs, which we record as a reduction in R&D expense in the prior year period.

General and administrative. General and administrative, or G&A, expenses for the three months ended June 30, 2014 were $4.8 million compared to $7.3 million for the three months ended June 30, 2013, a decrease of $2.5 million of 34%. The decrease is primarily the result of a $1.0 million decrease in employee costs following our June 2013 restructuring and a $2.4 million decrease in marketing and consulting costs due to termination of work related to tivozanib pre-commercialization activities. These amounts were partially offset by a $0.5 million increase in external legal costs associated with various ongoing legal matters and a $0.4 million increase in annual retention bonus to employees.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended June 30, 2014 were $5.2 million compared to $7.9 million for the three months ended June 30, 2013. The expense incurred during the three months ended June 30, 2014 relates to space that we ceased using at 650 E Kendall St, Cambridge, and was triggered upon the completion of the build-out for that space. The expenses incurred during the three months ended June 30, 2013 relate to severance and employee benefits incurred as part of the June 2013 strategic restructuring.

Other (expense) income, net. Other income, net for the three months ended June 30, 2014 was $(2,000) compared to $(51,000) for the three months ended June 30, 2013, an increase of $49,000 or 96%. The increase in other (expense) income is due to decreased losses attributable to foreign exchange rates.

Interest expense. Interest expense for the three months ended June 30, 2014 was $0.5 million compared to $0.8 million for the three months ended June 30, 2013, a decrease of 39%. The decrease is primarily attributable to the declining outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended June 30, 2014 was $10,000 compared to $35,000 for the three months ended June 30, 2013, a decrease of $25,000 or 71%. The decrease in interest income is primarily due to a lower average cash balance and lower average interest rates during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for each of the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenue	$17,135	$647	$16,488	2,548%
Operating expenses:
Research and development	21,067	37,165	(16,098)	(43)%
General and administrative	10,400	19,773	(9,373)	(47)%
Restructuring and lease exit	9,025	7,936	1,089	14%

Total operating expenses	40,492	64,874	(24,382)	(38)%

Loss from operations	(23,357)	(64,227)	40,870	(64)%
Other income (expense), net	5	(152)	157	(103)%
Interest expense	(1,083)	(1,695)	612	(36)%
Interest income	26	76	(50)	(66)%

Net loss	$(24,409)	$(65,998)	$41,589	(63)%

The following table sets forth revenue for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase/
Revenue	2014	2013	(decrease)%
	(in thousands)
Strategic Partner:
Biogen Idec	$14,367	$432	$13,935	3,226%
Astellas	2,768	215	2,553	1,187%

	$17,135	$647	$16,488	2,548%

Revenue. Revenue for the six months ended June 30, 2014 was $17.1 million compared to $0.6 million for the six months ended June 30, 2013, an increase of $16.5 million or 2,548%. The increase was primarily due to the recognition of an additional $14.1 million of previously deferred revenue as a result of the amendment to our arrangement with Biogen. Pursuant to the amendment, Biogen agreed to the termination of its rights and obligations under the previous arrangement. As a result, we recognized as revenue all previously deferred amounts in excess of the estimated selling price of the remaining deliverables under the modified arrangement. In addition, we recognized an additional $2.6 million in revenue for the six months ending June 30, 2014 from our arrangement with Astellas upon a change in estimate to the period of performance associated with the remaining deliverables following Astellas’ decision to terminate the arrangement.

Research and development. R&D expenses for the six months ended June 30, 2014 were $21.1 million compared to $37.2 million for the six months ended June 30, 2013, a decrease of approximately $16.1 million or 43%. The decrease is primarily attributable to a $9.3 million decrease in employee compensation and travel costs as well as a decrease of $1.2 million in facilities and IT costs following our June 2013 restructuring, and a $15.8 million decrease in external clinical trial, consulting and manufacturing costs associated with the winding down of the discontinued tivozanib clinical development programs. These decreases are partially offset by a $10.3 million decrease in reimbursements to us from Astellas for shared tivozanib development costs, which we record as a reduction in R&D expense in the prior year period. We expect our costs related to the winding down of the discontinued tivozanib clinical development programs to decrease in future quarters.

General and administrative. G&A expenses for the six months ended June 30, 2014 were $10.4 million compared to $19.8 million for the six months ended June 30, 2013, a decrease of $9.4 million or 47%. The decrease is primarily the result of a $6.3 million decrease in employee and facilities costs following our June 2013 restructuring and a $6.6 million decrease in marketing and consulting costs due to termination of work related to tivozanib pre-commercialization activities. These amounts were partially offset by a $1.5 million increase in external legal costs associated with various ongoing legal matters, and by a $2.2 million decrease in reimbursements to us from Astellas for shared tivozanib G&A costs, which we recorded as a reduction in G&A expense in the prior year period.

Restructuring and lease exit. Restructuring and lease exit expenses for the six months ended June 30, 2014 were $9.0 million compared to $7.9 million for the three months ended June 30, 2013. Most of the expenses incurred during the six months ended June 30, 2014 relate to space that we ceased using during at 650 E Kendall St, Cambridge and was triggered upon the completion of the build-outs for that space. The expenses incurred during the six months ended June 30, 2013 relate to severance and employee benefits incurred as part of the June 2013 strategic restructuring.

Other (expense) income, net. Other (expense) income, net for the six months ended June 30, 2014 was $5,000 compared to $(152,000) for the six months ended June 30, 2013, an increase of $157,000 or 103%. Other expense for the six months ended June 30, 2013 is primarily due to losses on foreign exchange rates and fixed asset disposals, while the income for the six months ended June 30, 2014 is primarily due to proceeds from the sale of excess supplies.

Interest expense. Interest expense for the six months ended June 30, 2014 was $1.1 million compared to $1.7 million for the six months ended June 30, 2014, a decrease of 36%. The decrease is primarily attributable to the declining outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the six months ended June 30, 2014 was $26,000 compared to $76,000 for the six months ended June 30, 2013, a decrease of $50,000 or 66%. The decrease in interest income is primarily due to a lower average cash balance during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of June 30, 2014, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from a follow-on public offering of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of June 30, 2014, we had received an aggregate of $393.0 million in cash from our agreements with strategic partners, and $26.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of June 30, 2014, we had cash, cash equivalents and marketable securities of approximately $64.9 million. Currently, our funds are invested in money market funds, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(35,220)	$(53,476)
Net cash provided by (used in) investing activities	34,078	(40,571)
Net cash (used in) provided by financing activities	(6,322)	51,709

Net decrease in cash and cash equivalents	$(7,464)	$(42,338)

For the six months ended June 30, 2014 and 2013, our operating activities used cash of $35.2 million and $53.5 million, respectively. The cash used by operations for the six months ended June 30, 2014 was due primarily to our net loss adjusted for non-cash items such as a $7.6 million impairment of property due to the write-off of leased space during the six months ended June 2014, a $9.1 million tenant improvement receivable related to the build-out of our headquarters at 650 E Kendall Street, and working capital adjustments. The cash used by operations for the six months ended June 30, 2013 was due primarily to our net loss adjusted for non-cash items, as well as a decrease in the accounts receivable balance of $12.8 million primarily related to payments received from Astellas during the six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, our investing activities provided (used) cash of $34.1 million and $(40.6) million, respectively. The cash provided by (used in) investing activities for the six months ended June 30, 2014 and 2013 was primarily the net result of maturities and sales of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $11.8 million and $2.0 million, respectively, which were primarily associated with the build-out of our leased facilities.

For the six months ended June 30, 2014 and 2013, our financing activities (used) provided $(6.3) million and $51.7 million, respectively. The decrease in cash (used) provided by financing activities is primarily the result of the receipt of proceeds from the issuance on common stock during the three months ended March 31, 2013 that did not recur during the six months ended June 30, 2014.

Credit Facilities. On May 28, 2010, we entered into a loan and security agreement, which we refer to as the loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we amended on December 21, 2011 and March 31, 2012, and under which we received a loan in an aggregate principal amount of $26.5 million. We are required to repay the aggregate principal balance of the loan that is outstanding under the loan agreement in 30 equal monthly installments of principal, which started on April 1, 2013. The loan agreement also includes an obligation to pay an additional deferred charge of $1.2 million which we paid on June 1, 2014, and which has been recorded as a loan discount and is being amortized to interest expense over the term of the loan agreement using the effective interest rate method. We recorded a liability for the full amount of the charge since the payment of such amount was not contingent on any future event. Per annum interest is payable at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. We must make interest payments on the loan each month the loan remains outstanding. The unpaid principal balance and all accrued but unpaid interest will be due and payable on September 1, 2015.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of June 30, 2014, the principal balance outstanding was $14.3 million.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to secure alternative leasing or subleasing arrangements for our underutilized office space at 650 East Kendall Street in Cambridge, Massachusetts, and to achieve related cost savings with respect to our current lease obligation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	whether we realize the full amount of any projected cost savings associated with our strategic restructurings;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current lawsuits described below under “Part II, Item 1A—Legal Proceedings;”

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2014, we had cash and cash equivalents and marketable securities of $64.9 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan, pursuant to which we increased the principal amount to $26.5 million. As of June 30, 2014, the principal balance outstanding was $14.3 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of June 30, 2014, and expected loan payments during 2014, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President, Chief Executive Officer and Acting Chief Financial Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer (our principal executive and financial officer) concluded that as of June 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our present and former officers and members of our board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that we and certain of our present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, we filed a motion to dismiss the consolidated class action complaint with prejudice. . Lead plaintiffs filed an opposition to the motion to dismiss on June 10, 2014, and we filed a reply to the opposition on July 10, 2014. The Court heard oral argument on our motion to dismiss on July 22, 2014. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. We deny any allegations of wrongdoing and intend to vigorously defend this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the adverse outcome relating to the development and commercialization of tivozanib for RCC, including the FDA informing us that it would not approve our NDA for tivozanib for the treatment of patients with advanced RCC, the related shareholder litigation described under “Part II, Item 1—Legal Proceedings” and Astellas’ decision to terminate its collaboration with us, collectively, constitute a material adverse change under our loan and security agreement with Hercules, under which we had $14.3 million in loans outstanding as of June 30, 2014, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $107.0 million during the twelve months ended December 31, 2013 and a net loss of $24.4 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $451.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our preclinical and clinical product candidates.

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

With regard to tivozanib, we are aware of a third-party United States patent, and corresponding foreign counterparts, that contain broad claims related to use of an organic compound, that, among other things, inhibits the tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. We are also aware of third-party United States patents that contain broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation and we have received written notice from the owners of such patents indicating that they believe we may need a license from them in order to avoid infringing their patents. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications and foreign counterparts, with each of the two families being owned by a different third-party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. With regard to AV-203, we are aware of a third-party United States patent that contains broad claims relating to anti-ErbB3 antibodies. With regard to GDF15, we are aware of a United States patent that contains claims related to antibodies binding to GDF15 protein, which is set to expire in 2014. Based on our analyses, if any of the above third-party patents were asserted against us, we do not believe our proposed products or activities would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

We are a party to several license agreements under which certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we are using in our AV-380 program and from KHK for tivozanib. We are likely to enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to obtain regulatory approval and to market products covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive business position and our business prospects.

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the ODAC vote, securities class-action litigation has often been instituted against companies. For example, we, and certain of our executive officers, have been named as defendants in a consolidated purported class action lawsuit following our announcement of the ODAC vote. Moreover, a plaintiff has filed a derivative complaint allegedly on our behalf, naming us, as a nominal defendant and also naming as defendants present and former members of the our board of directors, alleging breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. See “Part II, Item 1—Legal Proceedings” and “— We and certain of our executive officers have been named as defendants in multiple lawsuits that could result in substantial costs and divert management’s attention.” These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Our management has broad discretion over our use of available cash and cash equivalents and might not spend our available cash and cash equivalents in ways that increase the value of your investment.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our preclinical and clinical development programs;

•	the level of expenses incurred in connection with our preclinical and clinical development programs, including development and manufacturing costs relating to our preclinical and clinical development candidates;

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;

•	the implementation of restructuring and cost-savings strategies;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;

•	costs associated with lawsuits against us, including the current purported class action and derivative lawsuits described elsewhere in this Quarterly Report under “Part II, Item 1—Legal Proceedings;”

•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and

•	compliance with regulatory requirements.

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

At June 30, 2014, we had $64.9 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: August 11, 2014	By:	/s/ Matt Dallas
Matthew Dallas
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

		8-K	001-34655	6-23-2014	99.1

10.1†	Amended and Restated 2010 Stock Incentive Plan, as amended by Amendment No. 1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X