Form 10-Q
period 2014-09-30
AVEO PHARMACEUTICALS INC
filed 2014-11-05
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2014: 52,255,331

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$59,980	$50,826
Marketable securities	3,413	67,680
Accounts receivable	1,658	984
Tenant improvement allowance receivable	196	5,833
Restricted cash	2,997	598
Prepaid expenses and other current assets	3,259	2,998

Total current assets	71,503	128,919
Property and equipment, net	14,685	14,140
Other assets	45	290
Restricted cash	—	2,997

Total assets	$86,233	$146,346

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,654	$4,238
Accrued expenses	7,102	13,263
Lease exit obligation	7,798	—
Loans payable, net of discount	7,954	10,383
Deferred revenue	332	1,294
Other liabilities	—	1,238
Deferred rent	14,041	992

Total current liabilities	38,881	31,408
Loans payable, net of current portion and discount	12,491	8,822
Deferred revenue, net of current portion	51	17,098
Deferred rent, net of current portion	—	19,080
Other liabilities	540	—
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 52,249 and 51,809 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	52	52
Additional paid-in capital	500,352	497,177
Accumulated other comprehensive income (loss)	—	(2)
Accumulated deficit	(466,134)	(427,289)

Total stockholders’ equity	34,270	69,938

Total liabilities and stockholders’ equity	$86,233	$146,346

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$873	$323	$18,007	$970

Operating expenses:
Research and development	8,485	19,414	29,552	56,579
General and administrative	5,084	4,440	15,485	24,213
Restructuring and lease exit	1,403	77	10,426	8,013

	14,972	23,931	55,463	88,805

Loss from operations	(14,099)	(23,608)	(37,456)	(87,835)

Other income and expense:
Other income (expense), net	98	32	103	(120)
Interest expense	(439)	(756)	(1,522)	(2,451)
Interest income	4	26	30	102

Other expense, net	(337)	(698)	(1,389)	(2,469)

Net loss	$(14,436)	$(24,306)	$(38,845)	$(90,304)

Net loss per share – basic and diluted	$(0.28)	$(0.47)	$(0.75)	$(1.78)

Weighted average number of common shares outstanding	51,771	51,443	51,690	50,719

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(14,436)	$(24,306)	$(38,845)	$(90,304)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(2)	43	2	1
Foreign currency translation adjustment	—	—	—	26

Comprehensive loss	$(14,438)	$(24,263)	$(38,843)	$(90,277)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(38,845)	$(90,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	7,600	65
Depreciation and amortization	2,764	2,839
Net loss on disposal of fixed assets	(122)	77
Stock-based compensation	2,578	3,162
Non-cash interest expense	139	225
Amortization of premium and discount on investments	218	870
Changes in operating assets and liabilities:
Accounts receivable	(674)	11,756
Tenant improvement allowance receivable	5,637	—
Prepaid expenses and other current assets	(270)	2,190
Other noncurrent assets	244	18
Restricted cash	598	42
Accounts payable	(2,585)	(4,491)
Accrued expenses	(4,263)	(7,294)
Lease exit obligation	7,798	—
Deferred revenue	(18,007)	(970)
Deferred rent	(6,033)	6,068

Net cash used in operating activities	(43,223)	(75,747)
Investing activities
Purchases of property and equipment	(12,875)	(3,011)
Purchases of marketable securities	(38,056)	(154,225)
Proceeds from maturities and sales of marketable securities	102,107	157,881
Proceeds from sale of property and equipment	183	—

Net cash provided by investing activities	51,359	645
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	53,638
Proceeds from exercise of stock options and issuance of common and restricted stock	191	384
Proceeds from issuance of long-term debt	10,000	—
Debt issuance cost	(1,388)	—
Principal payments on loans payable	(7,785)	(4,660)

Net cash provided by financing activities	1,018	49,362

Net decrease in cash and cash equivalents	9,154	(25,740)
Effect of exchange rate changes on cash and cash equivalents	—	26
Cash and cash equivalents at beginning of period	50,826	76,134

Cash and cash equivalents at end of period	$59,980	$50,420

Supplemental cash flow information
Cash paid for interest	$1,447	$2,283

Non-cash financing activity
Fair value of warrants issued in connection with long-term debt	$413	$—

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

The Company and Astellas Pharma, Inc. (“Astellas”) were developing tivozanib, a potent, selective, long half-life vascular endothelial growth factor tyrosine kinase inhibitor, for the treatment of various types of cancers such as renal cell carcinoma, colorectal cancer and breast cancer pursuant to a worldwide collaboration and license agreement. Astellas notified the Company in February 2014 that it had elected to terminate the license agreement. This termination became effective on August 11, 2014, at which time the tivozanib rights were returned to the Company.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

The Company has an accumulated deficit as of September 30, 2014 of approximately $466.1 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2014.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2014 consisted of money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper, maintained by an investment manager totaling $40.9 million. Cash equivalents at December 31, 2013 consisted of money market funds and corporate debt securities, including commercial paper, maintained by an investment manager totaling $45.8 million. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at September 30, 2014 consisted of corporate debt securities maintained by an investment manager. Marketable securities at December 31, 2013 consisted of municipal bonds, asset-backed securities, and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three and nine months ended September 30, 2014 and 2013.

Available-for-sale securities at September 30, 2014 and December 31, 2013 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014:
Corporate debt securities (Due within 1 year)	$3,413	—	—	$3,413

	$3,413	—	—	$3,413

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013:
Corporate debt securities (Due within 1 year)	$52,156	$4	$(4)	$52,156
Municipal bonds (Due within 1 year)	7,519	—	—	7,519
Asset-backed securities (Due within 1 year)	8,007	—	(2)	8,005

	$67,682	$4	$(6)	$67,680

The aggregate fair value of securities in an unrealized loss position for less than 12 months at September 30, 2014 was $0.4 million, representing one security. There were no securities that were in an unrealized loss position for greater than 12 months at September 30, 2014. The unrealized loss was caused by a temporary change in the market for the security primarily caused by changes in market interest rates. There was no change in the credit risk of the security. To determine whether an other-than-temporary impairment exists, the Company performs an analysis to assess whether it intends to sell, or whether it would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded in the statement of operations as an other-than-temporary impairment charge. When this is not the case, the Company performs additional analyses on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows, based on using a single best estimate, sufficient to recover the amortized cost basis of a security and these are recognized in other income (expense), net. The Company does not believe an other-than-temporary impairment exists with respect to the security in an unrealized loss position at September 30, 2014.

Marketable securities in an unrealized loss position at September 30, 2014 and December 31, 2013 consist of the following:

Aggregate Fair Value
(in thousands)
September 30, 2014:
Corporate debt securities	$411

$411

December 31, 2013:
Corporate debt securities	$30,106
Government agency securities	7,519
Asset-backed securities	8,005

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

Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. The accounting standards for fair value measurements establish a hierarchy that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets that are valued utilizing only Level 1 inputs include money market funds.

•	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities, asset-backed securities, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of September 30, 2014 or December 31, 2013.

•	Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$33,899	$7,012	$—	$40,911
Marketable securities	—	3,413	—	3,413

	$33,899	$10,425	$—	$44,324

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$29,865	$15,958	$—	$45,823
Marketable securities	—	67,680	—	67,680

	$29,865	$83,638	$—	$113,503

The fair value of the Company’s loans payable at September 30, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $21.0 million and is considered a Level 2 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred financing charge.

Tenant Improvement Allowance Receivable

Under the terms of its lease agreement, the Company is entitled to be reimbursed by the Company’s landlord for certain expenditures associated with improvements made to its leased facility at 650 E. Kendall Street in Cambridge, Massachusetts. Pursuant to the lease agreement, the total amount of the improvement allowance allocated to the premises was $14.9 million. Through September 2014, the Company had incurred $14.7 million of such expenditures which were partially reimbursed to the Company by its landlord on September 29, 2014, and partially offset against amounts due by the Company for the lease termination fee discussed in Note 9. The Company has incurred an additional $0.2 million in improvements which the Company expects to be reimbursed by the landlord on or before December 15, 2014.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $7.6 million of impairment losses for the nine months ended September 30, 2014 related to leasehold improvements. The Company did not recognize any additional impairment losses related to leasehold improvements for the three months ended September 30, 2014. During the year ended December 31, 2013, the Company recognized $0.1 million of impairment losses.

Basic and Diluted Loss per Common Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding which exclude unvested restricted stock. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Stock-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents have not been included in the net loss per share computation for the three and nine months ended September 30, 2014 and September 30, 2013 because their effect is anti-dilutive.

The following table sets forth for the periods presented the potential common shares (prior to consideration of the treasury stock method) excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Outstanding at September 30,
	2014	2013
Options outstanding	5,825	5,819
Warrants outstanding	609	3

	6,433	5,822

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and nonemployee consultants. The Company also issues shares under an employee stock purchase plan. The fair value of all awards is recognized in the Company’s statements of operations over the requisite service period for each award. Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. The Company has also granted awards that vest upon the achievement of market conditions. Per ASC 718 Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. The Company estimates the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three and nine months ended September 30, 2014 and September 30, 2013, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Research and development	$406	$530	$921	$1,677
General and administrative	769	534	1,613	1,365

	$1,175	$1,064	$2,534	$3,042

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2014, the Company has $1.1 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 13, 2014. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2014 that had a material effect on the Company’s condensed consolidated financial statements.

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

(4) Collaborations and License Agreements

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

Biodesix

In April 2014, the Company entered into a worldwide agreement with Biodesix to develop and commercialize its hepatocyte growth factor (“HGF”) inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (“NSCLC”). Under the agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan to be agreed upon by a joint steering committee, the Company retains primary responsibility for clinical development of ficlatuzumab in a proof of concept (“POC”) clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as the NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15.0 million, referred to as the “Cap”. After the Cap is reached, the Company and Biodesix will share equally in the costs of the NSCLC trial, and the Company and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and the Company, including all milestone payments and royalties payable to third parties, if any.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; and the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2014, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.6 million and $0.8 million during the three and nine months ended September 30, 2014, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $0.8 million at September 30, 2014.

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

Under the terms of the original agreement, Biogen Idec made up-front and milestone-based cash payments totaling $20.0 million. Of the $20.0 million received, $10.0 million was associated with milestones that were considered substantive and these amounts were included in revenue when they were earned. The remaining $10.0 million was amortized as additional license revenue over the Company’s period of substantial involvement.

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

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the amended arrangement. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE or TPE were available. The Company determined the best estimate of selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in March 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the expected period of performance, or through December 2015, based upon the Company’s historical experience with marketing its product candidates to potential partners.

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

Under the agreement, the Company recorded revenue of $0.1 million and $14.4 million during the three and nine month periods ended September 30, 2014, respectively, and $0.2 million and $0.6 million during the three and nine month periods ended September 30, 2013, respectively.

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Under the terms of the Astellas Agreement, the Company and Astellas shared responsibility for continued development and commercialization of tivozanib in North America and in Europe under a joint development plan and a joint commercialization plan, respectively. Throughout the rest of the world (the “Royalty Territory”), excluding Asia, where Kyowa Hakko Kirin (“KHK”) has retained all development and commercialization rights, Astellas had an exclusive, royalty-bearing license to develop and commercialize tivozanib. The terms of the Astellas Agreement were subject to the Company’s obligations to KHK under a license agreement entered into with KHK in 2006 pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib worldwide outside of Asia.

In June 2013, the Company received a complete response letter from the U.S. Department of Food and Drug Administration, or FDA, informing the Company that the FDA will not approve in its present form the Company’s New Drug Application, or NDA, for tivozanib for the treatment of patients with advanced renal cell carcinoma, or RCC. In January 2014, AVEO and Astellas jointly decided to discontinue a Phase 2 breast cancer clinical trial due to insufficient enrollment. Further, Astellas elected in February 2014 to terminate the Astellas Agreement as a result of the limited scope of development for tivozanib moving forward. This termination became effective on August 11, 2014, at which time the tivozanib rights returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of winding down discontinued tivozanib clinical development programs, will be shared equally. There are no refund provisions in the Astellas Agreement.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expense by $0.9 million and $2.3 million during the three months ended September 30, 2014 and 2013, respectively, and by $3.0 million and $14.9 million during the nine months ended September 30, 2014 and 2013, respectively. The Company also reduced general and administrative expense by $4,000 and $0.4 million during the three months ended September 30, 2014 and 2013, respectively, and by $0.1 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.9 million at September 30, 2014.

Activities under the Astellas Agreement outside of the joint development and commercialization activities in North America and Europe, including the co-exclusive license to develop and commercialize tivozanib in North America and Europe that was delivered prior to the initiation of the collaborative activities in North America and Europe, were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Astellas Agreement included the following deliverables: (1) a co-exclusive license to develop and commercialize tivozanib in North America and Europe (the “License Deliverable”); (2) a combined deliverable comprised of an exclusive royalty-bearing license to develop and commercialize tivozanib in the Royalty Territory and the Company’s obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the Royalty Territory (the “Royalty Territory Deliverable”); and (3) the Company’s obligation to supply clinical material to Astellas for development of tivozanib in the Royalty Territory (the “Clinical Material Deliverable”). All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of Astellas.

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

The Company recorded the $120.2 million relative selling price of the License Deliverable as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the Royalty Territory Deliverable. The Company was recording the $4.8 million of revenue attributed to the Royalty Territory Deliverable ratably over the Company’s period of performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, the Company reassessed the period of performance associated with the Royalty Territory Deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $0.7 million during the three months ended September 30, 2014, and an additional $3.2 million during the nine months ended September 30, 2014. The Company recorded approximately $0.8 million and $0.1 million of revenue associated with the Royalty Territory Deliverable during the three month periods ended September 30, 2014 and 2013, respectively, and approximately $3.6 million and $0.3 million of revenue associated with the Royalty Territory Deliverable during each of the nine month periods ended September 30, 2014 and 2013, respectively.

Under the agreement, the Company received cash payments related to up-front license fees, reimbursable payments and milestone payments of $1.0 million during each of the three months ended September 30, 2014 and 2013, respectively, and received payments of $3.2 million and $27.5 million during the nine months ended September 30, 2014 and 2013, respectively.

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

Under the KHK Agreement, the Company may be required to (i) make future milestone payments upon the achievement of specified regulatory milestones and (ii) pay tiered royalty payments on net sales it makes of tivozanib in its territory ranging from the low to mid-teens as a percentage of the Company’s net sales of tivozanib. In the event the Company sublicenses the rights licensed to the Company under the KHK Agreement, the Company is required to pay KHK a specified percentage of any amounts the Company receives from any third party sublicensees, other than amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations.

(5) Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Clinical expenses	$2,860	$5,319
Salaries and benefits	2,486	2,027
Professional fees	622	811
Manufacturing and distribution	275	1,362
Property and equipment	—	1,905
Restructuring	—	587
Other	859	1,252

	$7,102	$13,263

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”), pursuant to which the Company received a loan in the aggregate principal amount of $25.0 million. The Company was required to repay the aggregate principal balance under the Loan Agreement in 30 equal monthly installments of principal starting on January 1, 2012. On March 31, 2012, the Company entered into an amendment to the Loan Agreement, pursuant to which the Company increased the principal amount under the Loan Agreement to $26.5 million. Under the amendment to the Loan Agreement, the date on which the Company was required to begin repaying the aggregate principal balance was extended to April 1, 2013, at which point the Company began repaying such balance in 30 equal monthly installments.

On September 24, 2014, the Company further amended the Loan Agreement with Hercules (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, the Company received a new loan in the aggregate principal amount of $10.0 million and amended the terms of the Original Loan Agreement with an outstanding principal balance of $11.6 million.

Pursuant to the Amended Loan Agreement, the Company is not required to pay principal on the new loan of $10.0 million for a period of time until November 1, 2015; provided, that such date may be extended if the Company achieves a certain performance milestones. After which time, the Company is required to make 30 principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the Loan Agreement, the Company is not required to pay interest until January 1, 2015, at which time the Company is required to commence making 12 principal and interest payments. The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Company accounted for the Amended Loan Agreement as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

The Company must make interest payments on the loan each month the loan remains outstanding. Per annum interest is payable on principal balance of both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%. With respect to the new loan of $10.0 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2018, and with respect to the existing loan with a principal balance of $11.6 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2016.

In addition to the obligations and covenants currently existing under the Loan Agreement, the Amended Loan Agreement contains a financial covenant, whereby the Company has agreed to maintain, with respect to the new loan of $10.0 million, a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. The financial covenant shall not apply after such time that the Company receives favorable data both with respect to its phase 2 clinical trial of ficlatuzumab and a phase 1 clinical trial of AV-380.

The Loan Agreement required a deferred financing charge of $1.3 million which was paid in May 2012 related to the amendment of the Loan Agreement. The Loan Agreement also included an additional deferred financing charge of $1.2 million which was paid in June 2014, and was recorded as a loan discount and is being amortized to interest expense over the term of the loan borrowed under the Loan Agreement using the effective interest rate method. The Company had recorded a liability for the full amount of the charge since the payment of such amount was not contingent on any future event. The Company incurred approximately $0.2 million in loan issuance costs paid directly to Hercules under the Loan Agreement, which were offset against the loan proceeds and are accounted for as a loan discount.

As part of the Loan Agreement, on June 2, 2010, the Company issued warrants to the lenders to purchase up to 156,641 shares of the Company’s common stock at an exercise price equal to $7.98 per share to Hercules. The Company recorded the relative fair value of the warrants of approximately $0.8 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. On July 21, 2011, Hercules exercised these warrants and they are no longer outstanding.

As part of the Amended Loan Agreement, on September 24, 2014, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share to Hercules. The Company recorded the relative fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. The relative fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions: volatility of 71.81%, an expected term equal to the contractual life of the warrants (five years), a risk-free interest rate of 1.82% and no dividend yield. The resulting effective interest rate for the loans outstanding under the Amended Loan Agreement is approximately 16.14%.

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2014, the aggregate principal balance outstanding was $21.6 million.

The Amended Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Amended Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of September 30, 2014, Hercules has not asserted any events of default. The Company has classified the principal amount of the loans as current and non-current on its consolidated balance sheet based upon the expected timing of the remaining payments.

Future minimum payments under the loans payable outstanding as of September 30, 2014 are as follows (amounts in thousands):

Years Ending December 31:
2014 (3 months remaining)	$571
2015	14,166
2016	4,644
2017	4,644
2018	2,096

26,121
Less amount representing interest	(3,970)
Less discount	(1,166)
Less deferred charges	(540)
Less current portion	(7,954)

Loans payable, net of current portion and discount	$12,491

(7) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the nine months ended September 30, 2014. Stock options to purchase 2,250,000 shares of common stock contain market conditions which were not deemed probable of vesting at September 30, 2014.

A summary of the status of the Company’s stock option activity at September 30, 2014 and changes during the nine months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2013	4,296,694	$7.36
Granted	2,932,100	$1.60
Exercised	—	—
Forfeited	(1,404,031)	$7.13

Outstanding at September 30, 2014	5,824,763	$4.52	7.58

Vested or expected to vest at September 30, 2014	3,505,065	$6.27	6.25

Exercisable at September 30, 2014	2,574,529	$7.20	5.28

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended September 30,
	2014	2013
Volatility factor	69.38-72.16%	71.13%
Expected term (in years)	5.50-6.25	6.25
Risk-free interest rates	2.00%	1.715%
Dividend yield	—	—

	Nine Months Ended September 30,
	2014	2013
Volatility factor	69.38-73.98%	64.22-72.65%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.88-2.02%	1.01-1.71%
Dividend yield	—	—

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

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the three months ended September 30, 2013 was $1.36 per share. The Company did not grant any stock options to employees during the three months ended September 30, 2014. The weighted-average grant date fair value of stock options granted to employees during the nine months ended September 30, 2014 and 2013 was $0.83 and $3.01 per share, respectively.

As of September 30, 2014, there was $3.0 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 3.4 years. No options were exercised during the three and nine months ended September 30, 2014. No options were exercised during the three months ended September 30, 2013. 139,903 shares of options were exercised during the nine months ended September 30, 2013.

The restricted stock activity for the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2013	241,500	$2.50
Granted	501,000	1.62
Cancelled	(191,620)	1.92
Expired	—	—
Vested/Released	(73,280)	2.50

Unvested at September 30, 2014	477,600	$1.81

As of September 30, 2014, there was $0.2 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2013	Restructuring expense incurred during the nine months ended September 30, 2014	Restructuring amounts paid during the nine months ended September 30, 2014	Restructuring amounts accrued at September 30, 2014
	(in thousands)
Employee severance, benefits and related costs	$587	—	$(587)	—

(9) Facility Lease Exit

During the six months ended June 30, 2014, the Company completed the planned build-out of portions of the office space it leases at 650 E. Kendall Street in Cambridge, MA. Upon completion of these build-outs, the Company ceased use of these spaces and recorded liabilities totaling $15.2 million for lease exit costs. The fair value of these liabilities was determined using the credit-adjusted risk-free rate to discount the estimated future net cash outflows associated with the space that met the cease use criteria. The estimate of future net cash outflows included the Company’s expected minimum rental payments and incremental operating, utility and tax payments to the landlord less the amount of sublease income that the Company estimates it could reasonably expect to obtain during the remainder of the lease period. The Company also wrote-off $9.3 million and $14.0 million of deferred rent associated with the portions of the facility that met the cease use criteria under ASC 420-10 during the three and six months ending June 30, 2014, respectively. Further, the Company wrote-off leasehold improvements totaling $5.1 million and $7.6 million during the three and six months ending June 30, 2014, respectively. These transactions resulted in net charges of $5.0 million and $8.8 million being recorded during the three and six months ended June 30, 2014, respectively. The Company also recorded $0.3 million of accretion expense during the three and six months ended June 30, 2014.

On September 24, 2014, the Company entered into the Lease Termination Agreement pursuant to which the Company immediately surrendered an aggregate of 76,980 square feet of leased space that it had previously ceased using earlier in 2014. In connection with the Lease Termination Agreement, the Company agreed to pay the landlord a termination fee totaling $15.6 million to be settled as follows: fifty percent of the fee, or $7.8 million, was to be credited against amounts due the Company for tenant improvements, and the remaining fifty percent will be paid in nine equal monthly installments of $0.9 million commencing on October 1, 2014. The initial $7.8 million fee was credited by the landlord against the Company’s tenant improvement allowance of $14.7 million, resulting in a net payment to the Company of $6.8 million which was received in September 2014. The Company also agreed to surrender the remaining 49,185 square feet of leased space upon 90 days written notice upon a date that is no earlier than March 24, 2015 and no later than September 24, 2015. Pursuant to the Lease Termination Agreement, the Company revised the estimated useful life of its leasehold improvements related to this office space and is amortizing such assets through September 2015. Similarly, the Company has accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through September 2015. Upon the surrender of the remaining space, the Company will have no further rights or obligations with respect to the lease.

In connection with the Lease Termination Agreement, the Company has recorded a liability related to the remaining half of the lease termination fee. The fair value of this liability was determined using the credit-adjusted risk-free rate to discount the payment stream related to this portion of the termination fee. The Company’s lease exit liability at September 30, 2014 includes the fair value of this liability, or $7.3 million, and a termination fee to a real estate brokerage firm totaling $0.5 million.

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. Plaintiff filed an opposition to the motion to dismiss on September 23, 2014, and the Company filed a reply to the opposition on October 23, 2014. The Company denies any allegations of wrongdoing and intends to vigorously defend this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

We believe cancer cachexia represents a significant area of patient need. Weight loss during cancer treatment is associated with more chemotherapy-related side effects, fewer completed cycles of chemotherapy, a reduction in response to therapy and decreased survival rates (J Gastroenterol 2013; Eur J Cancer 1998; Br J Cancer 2004). In a cohort of over 3,000 patients in the U.S. studied by the Eastern Cooperative Oncology Group, or ECOG, the prevalence of weight loss even before starting chemotherapy was observed to be substantial across several cancers: over 80% in pancreatic and gastric cancers and over 50% in prostate, colorectal and lung cancers (Am Med Journal 1980). It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present. (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients (Am J Clin Nutr 2006). In addition, cachexia is also associated with diseases outside of cancer including chronic kidney disease, or CKD, congestive heart failure or CHF, and chronic obstructive pulmonary disease, or COPD. There are currently few effective treatment options for cachexia. Cancer cachexia is diagnosed and treated according to four categories: anorexia and food intake, catabolic drive (the breakdown of molecules into smaller units to release energy), muscle mass (and resulting strength and function) and psychosocial effect. Only megesterol acetate and medroxyprogesterone are approved to treat cachexia, each exclusively in Europe, despite only about 30% of treated patients showing improvements in appetite and weight gain, which are short term and not accompanied by improvement in quality of life or survival (Curr Opin Oncol. 2006). Treatments currently in clinical development attempt to address or reverse only one or two contributory factors of the cachexia syndrome. As such, we believe that an effective treatment that potentially targets the underlying cause of the complex cachexia syndrome may addresses a broad spectrum of the resulting cachexia symptoms to potentially improve patient outcomes and address a major medical need in patients with cancer as well as other chronic diseases, such as obstructive lung disease, heart failure and kidney disease that where, in the aggregate, millions of patients suffer from cachexia associated with these conditions. (Am J Clin Nutr 2006).

In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia. We plan to evaluate opportunities for partnerships to expand the development of AV-380, including in cachexia associated with non-cancer indications, such as chronic kidney disease, congestive heart failure, chronic kidney disease and chronic obstructive pulmonary disease, to leverage the full potential of this asset.

•	Ficlatuzumab: Ficlatuzumab is a potent hepatocyte growth factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, a tyrosine-kinase inhibitor, or TKI, of the epidermal growth factor receptor, or EGFR, and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib, an EGFR TKI, in first line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent- to-treat population. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with VeriStrat, which is commercially available to help physicians guide treatment decisions for patients with 2nd line advanced NSCLC. Under the terms of the agreement, we plan to conduct an additional phase 2 study of ficlatuzumab in combination with erlotinib, to be fully funded by Biodesix up to a maximum of $15 million. In 1st line advanced NSCLC patients who have an EGFR mutation selected using the VeriStrat test to identify the patient subset which is most likely to benefit from the addition of ficlatuzumab to the EGFR TKI.

•	AV-203: AV-203 is a potent anti-ErbB3 monoclonal antibody with broad therapeutic potential. AV-203 has high ErbB3 affinity and potent anti-tumor activity in mouse models. AV-203 inhibits the activity of the ErbB3 receptor and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heuregulin), levels predict AV-203 anti-tumor activity in preclinical models. We have completed a phase 1 dose escalation study of AV-203, which established a recommended Phase 2 dose of AV-203 at 20mg/kg intravenously every 2 weeks, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. No anti-drug antibodies were detected, and pharmacokinetic results indicated a dose-proportional increase in levels of AV-203. The expansion cohort of this study among patients with a specific biomarker has been discontinued. We are seeking to resume clinical development with a third party collaborator.

•	Tivozanib: In 2006, we acquired exclusive rights to develop and commercialize tivozanib, outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Tivozanib is a potent, selective long half-life vascular endothelial growth factor tyrosine kinase inhibitor, or VEGF TKI. As discussed below under the heading “Strategic Partnerships,” we entered into a strategic collaboration with Astellas in which we agreed to share responsibility with Astellas for the continued development and commercialization of tivozanib. In February 2014, Astellas informed us of its intent to end our collaboration for tivozanib and on August 11, 2014, pursuant to the terms of the license agreement, all Astellas rights for the development and commercialization of tivozanib reverted to us. Currently, our primary focus with tivozanib is to wind down certain clinical activities, including on-going support for patients who continue to receive treatment with tivozanib related to our clinical trials in RCC, breast cancer and colorectal cancer. We are exploring additional partnership opportunities to fund further tivozanib development in appropriate clinical settings.

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions of these operations. We have generated no revenue from product sales through September 30, 2014, and through such date have principally funded our operations through:

•	$394.0 million of non-dilutive capital in the form of license fees, milestone payments and research and development funding received from our strategic partners;

•	$169.6 million of funding from the sale of convertible preferred stock to investors prior to our initial public offering, including $77.5 million of equity sales to our strategic partners;

•	$89.7 million of gross proceeds from the sale of common stock in connection with the completion of our initial public offering;

•	$36.5 million of loan proceeds in connection with our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P.;

•	$68.3 million of gross proceeds from private placements of our common stock; and

•	$168.7 million of gross proceeds from the sale of common stock in connection with follow-on public offerings of our common stock in June 2011 and January 2013.

We do not have a history of being profitable and, as of September 30, 2014, we had an accumulated deficit of $466.1 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

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

Under the agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan, as monitored by a joint steering committee, we retain primary responsibility for clinical development of ficlatuzumab in a phase 2 proof of concept, or POC, clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a maximum of $15 million, referred to as the Cap. After the Cap is reached, we and Biodesix will share equally in the costs of the NSCLC POC trial, and we and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and us, including all milestone payments and royalties payable to third parties, if any.

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

Prior to any Opt-Out, the parties shall share equally in any payments received from a third party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third party payments. The agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated. Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; our obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; our obligation to participate in the joint steering committee during the NSCLC POC Trial; our obligation to perform certain development activities in associated with the NSCLC POC Trial; and our obligation to supply clinical material for use in conducting the NSCLC POC Trial; and our obligation to deliver clinical specimens and data during the NSCLC POC Trial. We concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2014, no contingent deliverables had been provided by us.

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

We record the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursement by Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, we reduced research and development expenses by approximately $0.6 million and $0.8 million during the three and nine months ended September 30, 2014, respectively. The amount due to us from Biodesix pursuant to the cost-sharing provision was $ 0.8 million at September 30, 2014.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, or Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. Under the agreement, we were responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. In March 2014, we amended our agreement with Biogen Idec, whereby Biogen Idec agreed to the termination of its rights and obligations under the agreement, including Biogen Idec’s option to (i) obtain a co-exclusive (with us) license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we retain worldwide rights to AV-203, a clinical stage ErbB3-targeted antibody. Pursuant to the amendment, we are obligated to in good faith use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3-targeted antibodies. Pursuant to the amendment, we are obligated to pay Biogen Idec a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, up to cumulative maximum amount of $50.0 million.

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

Under the terms of the original agreement, Biogen Idec made up-front and milestone-based cash payments totaling $20.0 million. Of the $20.0 million received, $10.0 million was associated with milestones that were considered substantive and these amounts were included in revenue when earned. The remaining $10.0 million was amortized as additional license revenue over our period of substantial involvement.

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

Upon modifying the arrangement, we had $14.7 million of deferred revenue remaining to be amortized. We are not entitled to receive any further consideration from Biogen Idec under the amended arrangement. We allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon our best estimate of the selling price. We determined the best estimate of the selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in the three months ended March 31, 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the expected period of performance, or through December 2015, based upon our historical experience with marketing our product candidates to potential partners.

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

Under the agreement, we recorded revenue of $0.1 million and $14.4 million during the three months and nine month periods ended September 30, 2014, respectively, and $0.2 million and $0.6 million during the three and nine month periods ended September 30, 2013, respectively.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries pursuant to which we and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers. On February 12, 2014, Astellas exercised its right to terminate the agreement. The termination of the agreement became effective August 11, 2014, at which time tivozanib rights returned to us. In accordance with the collaboration and license agreement, we and Astellas agreed to equally share committed development costs, including the costs of winding down discontinued tivozanib clinical development programs.

In connection with the agreement, we received an initial cash payment of $125.0 million, comprised of a $75.0 million license fee and $50.0 million in research and development funding, both of which are non-creditable and non-refundable against any amounts due under the collaboration agreement. We retained net proceeds of approximately $97.6 million of the initial cash payment from Astellas, after payments to KHK and strategic, legal and financial advisors. In December 2012, we received a $15.0 million milestone payment from Astellas in connection with the acceptance by the FDA of our NDA filing for tivozanib for the treatment of patients with advanced RCC. We have accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with Accounting Standards Codification, or ASC, 808 Collaborative Arrangements. In addition, these joint development and commercialization activities were not deemed to be separate deliverables under the agreement with Astellas.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by us pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, we reduced research and development expense by $0.9 million and $2.3 million during the three months ended September 30, 2014 and 2013, respectively, and by $3.0 million and $14.9 million during the nine months ended September 30, 2014 and 2013, respectively. We also reduced general and administrative expense by $4,000 and $0.4 million during the three months ended September 30, 2014 and 2013, respectively, and by $0.1 million and $2.7 million during the nine months ended September 30, 2014 and 2013, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to us from Astellas pursuant to the cost-sharing provisions was $0.9 million at September 30, 2014.

Activities under the agreement with Astellas outside of the joint development and commercialization activities in North America and Europe were evaluated under ASC 605-25 to determine if they represented a multiple element revenue arrangement. The agreement with Astellas included the following deliverables outside of the joint development and commercialization activities in North America and Europe: a co-exclusive license to develop and commercialize tivozanib in North America and Europe; a royalty-bearing license to develop and commercialize tivozanib in the royalty territory, which includes our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its development and commercialization of tivozanib in the royalty territory; and our obligation to supply clinical material to Astellas for development of tivozanib in the royalty territory. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25.

We allocated the up-front consideration of $125.0 million to the deliverables based on our best estimate of selling price of each deliverable using the relative selling price method as we did not have vendor specific objective evidence or third-party evidence for such deliverables. We allocated $120.2 million of the up-front consideration from Astellas to the co-exclusive license in North America and Europe and $4.8 million of the up-front consideration from Astellas to the combined deliverable representing a royalty-

bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. The relative selling price for our obligation to supply clinical material to Astellas for development in the royalty territory had de minimis value.

We recorded the $120.2 million relative selling price of the co-exclusive license granted in North America and Europe as collaboration revenue during the three months ended March 31, 2011 upon delivery of the license, and deferred approximately $4.8 million of revenue representing the relative selling price of the royalty-bearing license to develop and commercialize tivozanib in the royalty territory along with our obligation to provide access to clinical and regulatory information resulting from the activities in North America and Europe to Astellas for its use in the royalty territory. We were recording the $4.8 million ratably over the period of our performance through April 2022, the remaining patent life of tivozanib. Upon being notified that the collaboration would be terminated effective August 2014, we reassessed the period of performance associated with the royalty territory deliverable and accelerated the recognition of the remaining deferred revenue such that the balance would be recognized through August 2014. This change in estimate resulted in the recognition of an additional $0.7 million during the three months ended September 30, 2014, and an additional $3.2 million during the nine months ended September 30, 2014. We recorded approximately $0.8 million and $0.1 million of revenue associated with the Royalty Territory Deliverable during the three month periods ended September 30, 2014 and 2013, respectively, and approximately $3.6 million and $0.3 million of revenue associated with the Royalty Territory Deliverable during each of the nine month periods ended September 30, 2014 and 2013, respectively.

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

We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. We are also required to pay tiered royalty payments on net sales we make of tivozanib in our territory, which range from the low to mid teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. In the event we sublicense the rights licensed to us under the license agreement with KHK, we are required to pay KHK a specified percentage of any amounts we receive from any third party sublicensees, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. As a result of terminating a portion of our leased facilities in September 2014, we expect our overhead expenses to decrease in the fourth quarter of 2014. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Tivozanib	$1,947	$4,092	$8,365	$21,204
AV-380 Program in Cachexia	2,354	1,297	6,517	2,974
Ficlatuzumab	312	8,179	1,844	11,326
AV-203	343	927	1,542	4,905
Other pipeline programs	13	146	38	1,359
Other research and development	13	31	55	242
Overhead	3,503	4,742	11,191	14,569

Total research and development expenses	$8,485	$19,414	$29,552	$56,579

Tivozanib

On November 27, 2012, the FDA accepted for filing our NDA for tivozanib, our lead product candidate, with the proposed indication for the treatment of patients with advanced renal cell carcinoma, or RCC. On May 2, 2013, we were informed by the FDA that its Oncologic Drugs Advisory Committee, or ODAC, voted 13 to 1 that our NDA for investigational agent tivozanib did not demonstrate a favorable benefit-to-risk evaluation for the treatment of advanced RCC in an adequate and well-controlled trial. We subsequently announced on June 10, 2013 that we had received a complete response letter from the FDA informing us that the FDA will not approve in its present form our NDA for our investigational agent tivozanib for the treatment of patients with advanced RCC.

Our strategy for development of tivozanib included a focus on the exploration of various biomarkers which could provide insights in tivozanib’s clinical benefit. Accordingly, we conducted three biomarker studies referred to as the BATON (Biomarker Assessment of Tivozanib in Oncology) trials. First was a single arm phase 2 study of tivozanib (BATON-RCC) to evaluate various biomarkers for tivozanib activity in treatment naïve advanced RCC was completed in 2014. Second, we evaluated tivozanib in colorectal cancer (BATON-CRC), a randomized phase 2 clinical trial, to evaluate tivozanib in combination with mFOLFOX6 compared to Avastin in combination with mFOLFOX6 as first-line therapy in patients with advanced metastatic colorectal cancer, or CRC. The third was a breast cancer study (BATON-BC), a phase 2 clinical trial to evaluate the efficacy of tivozanib in combination with paclitaxel compared to placebo in combination with paclitaxel in patients with locally recurrent or metastatic triple negative breast cancer who have received no prior systemic therapy, for which we initiated enrollment in the fourth quarter of 2012. On December 13, 2013, we announced that the BATON-CRC trial was unlikely to meet the primary endpoint in the intent-to-treat population and on February 14, 2014, we announced that we and Astellas agreed to discontinue this study. On January 30, 2014, we announced that we and Astellas jointly decided to discontinue the BATON-BC clinical trial, due to insufficient enrollment. In September 2014, at the 2014 Congress of the European Society of Medical Oncology, we presented the interim results of the BATON-CRC and the final results of the BATON-RCC trial both of which showed signals of activity for tivozanib in prospectively defined biomarker populations.

We entered into a collaboration and license agreement with Astellas in February 2011, pursuant to which we and Astellas shared responsibility for tivozanib, including expenses for continued development and commercialization of tivozanib, in North America and Europe. We have included $0.9 million and $2.3 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the three months ended September 30, 2014 and 2013, respectively, and $3.0 million and $14.9 million in research and development cost reimbursements as a reduction in tivozanib-related expenses for the nine months ended September 30, 2014 and 2013, respectively. We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance of our NDA filing for tivozanib. On February 12, 2014, Astellas elected to terminate our collaboration and license agreement pursuant to its terms. Pursuant to the terms of the agreement on August 11, 2014, the agreement terminated and tivozanib rights were returned to us.

With the termination of our partnership with Astellas and the return of our tivozanib rights, we have begun actively pursuing partnering options to fund further tivozanib development in appropriate clinical settings. We and Astellas will share the costs of winding down the discontinued tivozanib clinical development programs. We expect our share of tivozanib wind down costs to be approximately $12.0 million during 2014. The actual amount that we will incur may differ from this estimate depending upon our ability to expedite the termination of our existing obligations while continuing to satisfy our patient and regulatory requirements. As a result of the wind down activities, we expect research and development expenses related to tivozanib to decrease in the near-term as compared to prior periods.

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

In connection with our cachexia program, we have in-licensed certain patents and patent applications from St. Vincent’s. In September 2014, we presented the results from four preclinical studies of AV-380 in various in vivo cachexia models and in vitro assays at the 2nd Cancer Cachexia Conference held in Montreal Canada. Our research was also selected for presentation in an oral session at the conference. In 2013, we initiated cell line development of AV-380, an antibody discovered using our Human Response Platform, and nominated AV-380 as the development candidate for the program. Appropriate IND-enabling efforts, including cell line development, and animal toxicology studies have been initiated to prepare AV-380 for future clinical development. We expect to initiate clinical development of AV-380 in the second half of 2015.

As we focus our efforts on our cachexia program, we expect our costs associated with this program to increase.

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize AVEO’s potent HGF inhibitory antibody ficlatuzumab, with Biodesix’s proprietary companion diagnostic test, VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. In September 2014, at the 2014 Congress of the European Society for Medical Oncology, we presented detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with 1st line non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who showed a progression free survival and overall survival benefit from the addition of ficlatuzumab to the EGFR TKI. Pursuant to the agreement with Biodesix, Biodesix will provide up to $15 million for a phase 2 trial of ficlatuzumab in combination with erlotinib in 1st line advanced NSCLC patients selected using the VeriStrat test and fund the further development and registration of Veristrat as a companion diagnostic. After the completion of the Phase 2 trial, any additional development, regulatory or commercial expenses for ficlatuzumab will be equally shared, as well as profits, if any.

In November 2011, we entered into an agreement with Boehringer Ingelheim for large-scale process development and clinical manufacturing of ficlatuzumab, and Boehringer Ingelheim has produced ficlatuzumab at its biopharmaceutical site in Fremont, CA. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

Other Pipeline Programs

The expenses related to our other pipeline programs are expected to remain minimal as a result of our strategic decision to prioritize certain product candidates currently in clinical or preclinical development. Future research and development costs for our pipeline programs are not reasonably certain because such costs are dependent on a number of variables, including the success of preclinical studies and the identification of other potential candidates.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2014, we are projecting an ordinary loss for the year ended December 31, 2014, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three and nine month periods ended September 30, 2014. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenue	$873	$323	$550	170%
Operating expenses:
Research and development	8,485	19,414	(10,929)	(56)%
General and administrative	5,084	4,440	644	15%
Restructuring and lease exit	1,403	77	1,326	1,722%

Total operating expenses	14,972	23,931	(8,959)	(37)%

Loss from operations	(14,099)	(23,608)	9,509	(40)%
Other income (expense), net	98	32	66	206%
Interest expense	(439)	(756)	317	(42)%
Interest income	4	26	(22)	(85)%

Net loss	$(14,436)	$(24,306)	$9,870	(41)%

The following table sets forth revenue for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/	%
Revenue	2014	2013	(decrease)
	(in thousands)
Strategic Partner:
Biogen Idec	$77	$216	(139)	(64)%
Astellas	796	107	689	644%

	$873	$323	$550	170%

Revenue. Revenue for the three months ended September 30, 2014 was $0.9 million compared to $0.3 million for the three months ended September 30, 2013, an increase of approximately $0.6 million. The increase was primarily due to an additional $0.7 million in revenue recognized in connection with the change in the estimated period of performance associated with our collaboration with Astellas as a result of the termination of the agreement in August 2014.

Research and development. Research and development, or R&D, expenses for the three months ended September 30, 2014 were $8.5 million compared to $19.4 million for the three months ended September 30, 2013, a decrease of $10.9 million or 56%. The decrease is primarily attributable to a $1.6 million decrease in employee compensation and travel costs as well as a decrease of $1.5 million in facilities, IT, and other costs following our June 2013 restructuring, a $6.5 million decrease in manufacturing costs related to the completion of ficlatuzumab manufacturing in 2013, and a $2.0 million decrease in external clinical trial costs associated with the winding down of the discontinued tivozanib clinical development programs. These decreases are partially offset by a $0.8 million decrease in reimbursements to us from Astellas for shared tivozanib development costs, which we record as a reduction in R&D expense, in the prior year period.

General and administrative. General and administrative, or G&A, expenses for the three months ended September 30, 2014 were $5.1 million compared to $4.4 million for the three months ended September 30, 2013, an increase of $0.6 million or 15%. The increase is primarily the result of a $0.4 million increase in external legal costs associated with various ongoing legal matters and a $0.4 million decrease in reimbursements to us from Astellas for shared tivozanib G&A costs, which we record as a reduction in G&A expense, in the prior year period. These amounts were partially offset by a $0.2 million decrease in facilities and IT costs following our June 2013 restructuring.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended September 30, 2014 were $1.4 million compared to $0.1 million for the three months ended September 30, 2013. The expenses incurred during the three months ended September 30, 2014 relate to the partial termination of our lease for space that we ceased using at our 650 E Kendall Street facility, which occurred in September 2014. The expenses incurred during the three months ended September 30, 2013 relate to severance and employee benefits incurred as part of the June 2013 strategic restructuring.

Other income (expense), net. Other income, net for the three months ended September 30, 2014 was $98,000 compared to $32,000 for the three months ended September 30, 2013, an increase of $66,000 or 206%. The increase in other income (expense) is due to decreased losses attributable to foreign exchange rates.

Interest expense. Interest expense for the three months ended September 30, 2014 was $0.4 million compared to $0.8 million for the three months ended September 30, 2013, a decrease of 42%. The decrease is primarily attributable to the declining outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended September 30, 2014 was $4,000 compared to $26,000 for the three months ended September 30, 2013, a decrease of $22,000 or 85%. The decrease in interest income is primarily due to a lower average cash balance and lower average interest rates during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for each of the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenue	$18,007	$970	$17,037	1,756%
Operating expenses:
Research and development	29,552	56,579	(27,027)	(48)%
General and administrative	15,485	24,213	(8,728)	(36)%
Restructuring and lease exit	10,426	8,013	2,413	30%

Total operating expenses	55,463	88,805	(33,342)	(38)%

Loss from operations	(37,456)	(87,835)	50,379	(57)%
Other income (expense), net	103	(120)	223	(186)%
Interest expense	(1,522)	(2,451)	929	(38)%
Interest income	30	102	(72)	(71)%

Net loss	$(38,845)	$(90,304)	$51,459	(57)%

The following table sets forth revenue for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase/
Revenue	2014	2013	(decrease)%
	(in thousands)
Strategic Partner:
Biogen Idec	$14,443	$648	13,795	2,129%
Astellas	3,564	322	3,242	1,007%

	$18,007	$970	$17,037	1,756%

Revenue. Revenue for the nine months ended September 30, 2014 was $18.0 million compared to $1.0 million for the nine months ended September 30, 2013, an increase of $17.0 million or 1,756%. The increase was primarily due to the recognition of an additional $14.1 million of previously deferred revenue as a result of the amendment to our arrangement with Biogen. Pursuant to the amendment, Biogen agreed to the termination of its rights and obligations under the previous arrangement. As a result, we recognized as revenue all previously deferred amounts in excess of the estimated selling price of the remaining deliverables under the modified arrangement. In addition, we recognized an additional $3.2 million in revenue for the nine months ended September 30, 2014 from our arrangement with Astellas upon a change in estimate to the period of performance associated with the remaining deliverables following Astellas’ decision to terminate the arrangement.

Research and development. R&D expenses for the nine months ended September 30, 2014 were $29.6 million compared to $56.6 million for the nine months ended September 30, 2013, a decrease of approximately $27.0 million or 48%. The decrease is primarily attributable to a $10.9 million decrease in employee compensation and travel costs as well as a decrease of $3.0 million in facilities, IT, and other costs following our June 2013 restructuring, and a $24.1 million decrease in external clinical trial, research, medical affairs and manufacturing costs associated with the winding down of the discontinued tivozanib clinical development programs. These decreases are partially offset by an $11.1 million decrease in reimbursements to us from Astellas for shared tivozanib development costs, which we record as a reduction in R&D expense in the prior year period. We expect our costs related to the winding down of the discontinued tivozanib clinical development programs to decrease in future quarters.

General and administrative. G&A expenses for the nine months ended September 30, 2014 were $15.5 million compared to $24.2 million for the nine months ended September 30, 2013, a decrease of $8.7 million or 36%. The decrease is primarily the result of a $6.4 million decrease in employee and facilities costs following our June 2013 restructuring and a $6.7 million decrease in marketing and consulting costs due to the termination of work related to tivozanib pre-commercialization activities. These amounts were partially offset by a $1.9 million increase in external legal costs associated with various ongoing legal matters, and by a $2.6 million decrease in reimbursements to us from Astellas for shared tivozanib G&A costs, which we recorded as a reduction in G&A expense in the prior year period.

Restructuring and lease exit. Restructuring and lease exit expenses for the nine months ended September 30, 2014 were $10.4 million compared to $8.0 million for the nine months ended September 30, 2013. The expenses incurred during the nine months ended September 30, 2014 relate to costs associated with vacating and subsequently terminating the agreement for our leased space at 650 E Kendall Street, which occurred in September 2014. The expenses incurred during the nine months ended September 30, 2013 relate to severance and employee benefits incurred as part of the June 2013 strategic restructuring.

Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2014 was $0.1 million compared to $(0.1) million for the nine months ended September 30, 2013, an increase of $0.2 million or 187%. Other income for the nine months ended September 30, 2014 is primarily due to proceeds from the sale of lab equipments, while expense for the nine months ended September 30, 2013 is primarily due to losses on foreign exchange rates and fixed asset disposals.

Interest expense. Interest expense for the nine months ended September 30, 2014 was $1.5 million compared to $2.5 million for the nine months ended September 30, 2013, a decrease of 38%. The decrease is primarily attributable to the declining outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the nine months ended September 30, 2014 was $30,000 compared to $102,000 for the nine months ended September 30, 2013, a decrease of $72,000 or 71%. The decrease in interest income is primarily due to a lower average cash balance during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of September 30, 2014, we have received gross proceeds of $89.7 million from the sale of common stock in our initial public offering, $68.3 million from private placements of shares of our common stock to institutional and accredited investors, $168.7 million from a follow-on public offering of shares of our common stock, and $169.6 million from the sale of convertible preferred stock prior to becoming a public company. As of September 30, 2014, we had received an aggregate of $394.0 million in cash from our agreements with strategic partners, and $36.5 million in funding from our debt financing with Hercules Technology Growth and certain of its affiliates. As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $63.4 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(43,223)	$(75,747)
Net cash provided by investing activities	51,359	645
Net cash provided by financing activities	1,018	49,362

Net increase (decrease) in cash and cash equivalents	$9,154	$(25,740)

For the nine months ended September 30, 2014 and 2013, our operating activities used cash of $43.2 million and $75.7 million, respectively. Cash used by operations for the nine months ended September 30, 2014 was due primarily to our net loss adjusted for non-cash items, such as a $7.6 million impairment of property due to the write-off of leased space during the nine months ended September 30 2014, an $18.0 million recognition of deferred revenue related to the termination of our collaboration with Astellas and Biogen during the same period, and working capital adjustments. Cash used by operations for the nine months ended September 30, 2013 was due primarily to our net loss adjusted for non-cash items, as well as a decrease in the accounts receivable balance of $11.8 million primarily related to payments received from Astellas during the nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, our investing activities provided cash of $51.4 million and $0.6 million, respectively. Cash provided by investing activities for the nine months ended September 30, 2014 and 2013 was primarily the net result of maturities and sales of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $12.9 million and $3.0 million, respectively, which were primarily associated with the build-out of our leased facilities, all of which for 2014 was reimbursed to us by our landlord via tenant improvement allowances under our leases.

For the nine months ended September 30, 2014 and 2013, our financing activities provided cash of $1.0 million and $49.4 million, respectively. The decrease in cash provided by financing activities is primarily the result of the receipt of proceeds from the issuance of common stock during the nine months ended March 31, 2013 that did not recur during the nine months ended September 30, 2014.

Credit Facilities. On September 24, 2014, we amended our loan and security agreement, which we refer to as the amended loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we originally entered into on May 28, 2010 and amended on December 21, 2011 and March 31, 2012. Pursuant to the amended loan agreement, we received a new loan in an aggregate principal amount of $10.0 million and amended the terms of the original loan with an outstanding principal balance of $11.6 million. We are not required to pay principal on the new loan of $10.0 million until November 1, 2015, which date may be extended if we achieve certain performance milestones, and after which time we are required to make thirty (30) principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the original loan, we are not required to pay interest until January 1, 2015, at which time we are required to commence making twelve (12) principal and interest payments. The original loan agreement also included an obligation to pay a deferred financing charge of $1.2 million which we paid on June 1, 2014, and which has been recorded as a loan discount and is being amortized to interest expense over the term of the original loan using the effective interest rate method. We recorded a liability for the full amount of the charge because the payment of such amount was not contingent on any future event. The amended loan agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The amended loan agreement also has a financial covenant with respect to the new loan, whereby we have agreed to maintain a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. This financial covenant shall not apply after such time as we receive favorable data both with respect to our phase 2 clinical study of ficlatuzumab and a phase 1 clinical study of AV-380. We must make interest payments on both loans each month the loans remains outstanding. Per annum interest is payable on both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0%.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of September 30, 2014, the principal balance outstanding was $21.6 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to advance our preclinical and clinical programs.

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into the fourth quarter of 2015.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to secure leasing or subleasing arrangements for our headquarters, office and laboratory space needs by September 2015;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current lawsuits described below under “Part II, Item 1A—Legal Proceedings;” and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In September 2014, we entered into a termination agreement with respect to our leased space at 650 E. Kendall Street pursuant to which we agreed to vacate the remaining space we occupy at 650 E. Kendall Street no later than September 2015. Failure to secure alternative leasing arrangements for our headquarters, office and laboratory space after September 2015 could have an adverse effect on our operating results or financial condition.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2014:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Long-term debt (including interest)	$26,121	$10,707	$12,158	$3,257	—
Operating lease obligations(1)	11,013	11,013	—	—	—
License agreements(2)(3)	75	25	50	—	—

Total contractual cash obligations	$37,209	$21,745	$12,208	$3,257	$—

(1)	As discussed in Note 9 to our condensed consolidated financial statements, in September 2014 we amended our lease pursuant to which we immediately surrendered a portion of our leased space at 650 E. Kendall Street in Cambridge, MA. In connection with the lease amendment, we agreed to pay our landlord a termination fee totaling $15.6 million to be settled as follows: fifty percent of the fee, or $7.8 million, to be credited against amounts due us for tenant improvements, and the remaining fifty percent to be paid in nine equal monthly installments of $0.9 million commencing on October 1, 2014. The initial $7.8 million fee was credited by our landlord against our tenant improvement allowance of $14.7 million, resulting in a net payment to us of $6.8 million which was received in September 2014. Pursuant to the lease amendment, we also agreed to surrender the remaining portion of the leased space upon ninety (90) days written notice on a date that is no earlier than March 24, 2015 and no later than September 24, 2015. Our remaining contractual obligations at September 30, 2014 consist of the remaining fifty percent of the termination fee, or $7.8 million, payable in nine equal monthly installments, and remaining rental payments totaling $3.2 million.
(2)	Under our license agreement with Kyowa Hakko Kirin, we are required to make certain milestone payments upon the achievement of specified regulatory milestones. At this time, we cannot reasonably estimate when or if we may be required to make additional payments to Kyowa Hakko Kirin and have not included any such amounts in the table above.
(3)	As discussed in Note 4 to our condensed consolidated financial statements, we have executed license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab and other antibody product candidates. The license agreements required us to pay non-refundable license fees upon execution, and in certain cases, require milestone payments upon the achievement of defined development goals. We have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any. Including amounts in the table above, these four agreements include sales and development milestones of up to $22.5 million, $5.5 million, $9.6 million and $4.2 million per product, respectively, and single digit royalties as a percentage of sales.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014, we had cash and cash equivalents and marketable securities of $63.4 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan agreement, pursuant to which we increased the principal amount to $26.5 million. In September 2014, we entered into a further amendment to the loan agreement, pursuant to which we borrowed a new loan of $10.0 million, which is in addition to the existing loan which had an outstanding principal balance of $11.6 million. As of September 30, 2014, our aggregate principal balance outstanding on our loans was $21.6 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of September 30, 2014, and expected loan payments during 2014, we would have a decrease in future annual cash flows of approximately $0.2 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President, Chief Executive Officer and Acting Chief Financial Officer (our principal executive and financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President, Chief Executive Officer and Acting Chief Financial Officer (our principal executive and financial officer) concluded that as of September 30, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. Plaintiff filed an opposition to the motion to dismiss on September 23, 2014, and we filed a reply to the opposition on October 23, 2014. We deny any allegations of wrongdoing and intend to vigorously defend this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into the fourth quarter of 2015.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future capital requirements depend on many factors, including:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	our ability to secure leasing or subleasing arrangements for our headquarters, office and laboratory space needs by September 2015;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs related to the winding down of the discontinued tivozanib clinical development programs;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of lawsuits against us, including the current lawsuits described under “Part II, Item 1—Legal Proceedings;”

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

In connection with our June 2013 restructuring and related reduction in workforce, in September 2014 we entered into a termination agreement with respect to our leased space at 650 E. Kendall Street pursuant to which we agreed to vacate the remaining space we occupy at 650 E. Kendall Street no later than September 2015. Failure to secure alternative leasing arrangements for our headquarters, office and laboratory space after September 2015 could have an adverse effect on our operating results or financial condition.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $107.0 million during the twelve months ended December 31, 2013 and a net loss of $38.8 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $466.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our preclinical and clinical product candidates.

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

All of our product candidates are in preclinical development and clinical testing. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about ten to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

If we fail to meet the requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified financial requirements in order to maintain our listing on the NASDAQ Global Select Market. One such requirement is to maintain a minimum bid price, whereby the bid price for our stock does not fall below $1.00 for 30 consecutive business days. We currently comply with the minimum bid requirement. However, in the past month, our bid price has fluctuated below $1.00 and could fall below $1.00 in the future. If we fail to meet the minimum bid price requirement, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies with NASDAQ’s continued listing standards. If in the future we fail to satisfy the NASDAQ Global Select Market’s continued listing requirements, we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the OTC Bulletin Board. Any potential delisting of our common stock from the NASDAQ Global Select Market or NASDAQ Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

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

At September 30, 2014, we had $63.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents or marketable securities owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: November 5, 2014	By:	/s/ Matt Dallas
Matthew Dallas
Principal Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1†	Amendment No. 3 to Loan and Security Agreement dated September 24, 2014 by and among the Registrant, Hercules Technology Growth Capital, Inc., Hercules Capital Funding Trust 2012-1, and Hercules Technology III, L.P.					X

10.2	Warrant dated as of September 24, 2014 issued by the Registrant to Hercules Technology II, L.P. and Hercules Technology III, L.P.					X

10.3	Third Amendment to Lease and Lease Termination Agreement dated September 24, 2014 by and between the Registrant and BMR-650 E Kendall B LLC					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.