Form 10-Q
period 2015-03-31
AVEO PHARMACEUTICALS INC
filed 2015-05-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2015: 55,070,357

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,535	$52,306
Marketable securities	4,534	—
Restricted cash	2,960	2,997
Accounts receivable	947	2,341
Prepaid expenses and other current assets	1,440	1,484

Total current assets	44,416	59,128
Property and equipment, net	5,372	11,295
Other assets	213	239

Total assets	$50,001	$70,662

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,619	$3,245
Accrued expenses	6,393	9,301
Loans payable, net of discount	9,878	11,722
Deferred revenue	461	537
Lease exit obligation	1,835	4,981
Deferred rent	5,369	10,569

Total current liabilities	26,555	40,355
Loans payable, net of current portion and discount	8,139	8,930
Other liabilities	713	771
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 100,000 shares authorized; 55,008 and 52,289 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	55	52
Additional paid-in capital	505,441	500,582
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(490,902)	(480,028)

Total stockholders’ equity	14,594	20,606

Total liabilities and stockholders’ equity	$50,001	$70,662

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue	$134	$15,289

Operating expenses:
Research and development	2,695	11,767
General and administrative	3,255	5,555
Restructuring and lease exit	4,333	3,859

	10,283	21,181

Loss from operations	(10,149)	(5,892)

Other income and expense:
Interest expense	(716)	(581)
Interest income	5	16
Other (expense) income, net	(14)	7

Other expense, net	(725)	(558)

Net loss	$(10,874)	$(6,450)

Net loss per share – basic and diluted	$(0.21)	$(0.12)

Weighted average number of common shares outstanding	52,638	51,634

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(10,874)	$(6,450)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	8

Comprehensive loss	$(10,874)	$(6,442)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(10,874)	$(6,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	232	2,502
Depreciation and amortization	4,488	838
Accretion	199	—
Gain on disposal of fixed assets	(20)	—
Stock-based compensation	427	718
Non-cash interest expense	125	54
Amortization of premium and discount on investments	14	120
Changes in operating assets and liabilities:
Restricted cash	37	—
Accounts receivable	1,394	(270)
Tenant improvement allowance receivable	—	(7,488)
Prepaid expenses and other current assets	337	951
Other noncurrent assets	26	32
Accounts payable	(626)	(1,618)
Accrued expenses	(2,900)	71
Deferred revenue	(76)	(15,291)
Lease exit obligation	(3,345)	—
Deferred rent	(5,200)	2,523
Other liabilities	(58)	—

Net cash used in operating activities	(15,820)	(19,816)
Investing activities
Purchases of marketable securities	(6,048)	(33,054)
Proceeds from maturities and sales of marketable securities	1,500	58,628
Purchases of property and equipment	—	(7,754)
Proceeds from sale of property and equipment	928	—

Net cash (used in) provided by investing activities	(3,620)	17,820
Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,353	—
Proceeds from exercise of stock options and issuance of common and restricted stock	73	29
Principal payments on loans payable	(2,757)	(2,524)

Net cash provided by (used in) financing activities	1,669	(2,495)

Net decrease in cash and cash equivalents	(17,771)	(4,491)
Cash and cash equivalents at beginning of period	52,306	50,826

Cash and cash equivalents at end of period	$34,535	$46,335

Supplemental cash flow information
Cash paid for interest	$617	$553

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company committed to discovering and developing targeted therapies designed to provide substantial impact in the lives of people with cancer by addressing unmet medical needs. The Company’s proprietary platform has delivered unique insights into cancer and related diseases. The Company’s strategy for building value is to leverage these biomarker insights and partner resources to advance the development of its clinical pipeline.

The Company’s pipeline of product candidates includes tivozanib, a potent, selective long half-life vascular endothelial growth factor tyrosine kinase inhibitor of all three vascular endothelial growth factors, or VEGF TKI, for which the Company previously demonstrated tivozanib’s safety and efficacy in first and second line renal cell carcinoma (“RCC”). However, the U.S. Food and Drug Administration issued a Complete Response letter denying the Company’s application for approval of the use of tivozanib in first line advanced RCC. The Company is currently evaluating the opportunity for submitting a Marketing Authorization Application for tivozanib with the European Medicines Agency for the treatment of RCC based on the trials conducted to date.

The Company also has a pipeline of monoclonal antibodies, including:

(i)	Ficlatuzumab, a potent anti-HFG antibody that inhibits the activity of the HGF/c-Met pathway for which the Company has completed a phase 2 clinical trial, and has entered into a partnership with Biodesix, Inc. (“Biodesix”) to advance clinical development;

(ii)	AV-203, a potent, high affinity inhibitor of ErbB3 function that has demonstrated anti-tumor activity in multiple preclinical models for which the Company has completed a phase 1 dose escalation trial; and

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

The Company has an accumulated deficit as of March 31, 2015 of approximately $490.9 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2015, and for the three months ended March 31, 2015 and 2014, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2014 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at March 31, 2015 consisted of money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper, maintained by an investment manager totaling $25.1 million. Cash equivalents at December 31, 2014 consisted of money market funds, U.S. government agency securities and corporate debt securities, including commercial paper, maintained by an investment manager totaling $36.6 million. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at March 31, 2015 consisted of corporate debt and asset-backed securities maintained by an investment manager. There were no marketable securities held by the Company as of December 31, 2014. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issue. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive (loss) income until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of securities during the three months ended March 31, 2015 and 2014.

Available-for-sale securities at March 31, 2015 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015:
Corporate debt securities (Due within 1 year)	$4,534	—	—	$4,534

	$4,534	—	—	$4,534

The aggregate unrealized loss for the Company’s corporate debt securities was less than $1,000 as of March 31, 2015.

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

Fair Value Measurements

The Company records cash equivalents and marketable securities at fair value. The accounting standards for fair value measurements establish a hierarchy that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets that are valued utilizing only Level 1 inputs include money market funds.

•	Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities, asset-backed securities, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of March 31, 2015.

•	Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$16,705	$8,430	$—	$25,135
Marketable securities	—	4,534	—	4,534

	$16,705	$12,964	$—	$29,669

	Fair Value Measurements of Cash Equivalents as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,777	$7,834	$—	$36,611

The fair value of the Company’s loans payable at March 31, 2015, computed pursuant to a discounted cash flow technique using a market interest rate, is $18.7 million and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred financing charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company recognized $0.2 million and $2.5 million of impairment losses for the three months ended March 31, 2015 and 2014, respectively, related to leasehold improvements.

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

The following table sets forth for the periods presented the potential common shares excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Outstanding at March 31,
	2015	2014
Options outstanding	5,861	4,163
Warrants outstanding	609	—

	6,470	4,163

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months ended March 31, 2015 and March 31, 2014, the Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Research and development	$125	$318
General and administrative	233	400
Restructuring	69	—

	$427	$718

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. Expenses recognized in connection with the modification of awards in connection with the Company’s strategic restructurings are allocated to restructuring expense. No related tax benefits of the stock-based compensation expense have been recognized.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2015, the Company has $1.0 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 6, 2015. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating what effect, if any, this standard will have on its revenue recognition policies and its financial statements, including how the standard will be adopted.

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

In April 2015, the FASB issued a standard that will require that debt issuance costs be presented in the balance sheet as a reduction of the carrying amount of the associated liability, consistent with debt discounts. The standard is effective for public entities for annual and interim periods beginning after December 15, 2015. The Company does not believe the adoption of this standard will have a material effect on its financial statements.

(4) Collaborations and License Agreements

Ophthotech Corporation

In November 2014 the Company entered into a Research and Exclusive Option Agreement (the “Option Agreement”), with Ophthotech Corporation (“Ophthotech”) pursuant to which the Company provided Ophthotech an exclusive option to enter into a definitive license agreement whereby the Company would grant Ophthotech the right to develop and commercialize the Company’s VEGF factor tyrosine kinase inhibitor, tivozanib, outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

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

During the option period, if Ophthotech elects to continue the development of tivozanib for non-oncologic diseases of the eye, the Company is entitled to receive a one-time milestone payment of $2.0 million upon acceptance of the first Investigational New Drug application for the purpose of conducting a human clinical study of tivozanib in ocular diseases (the “IND Submission Milestone Payment”). The Company is also entitled to receive a one-time milestone payment of $6.0 million (the “Clinical Efficacy Milestone Payment”), on the earlier of (a) December 31, 2016 and (b) the later to occur of: (i) the achievement of a clinical milestone in the POC Study (the “Clinical Efficacy Milestone”) and (ii) the earlier of (A) the date twelve (12) months after the Company and Ophthotech’s agreement as to the form and substance of the KHK Amendment (as defined below) or (B) the date ninety (90) days after the entry into the KHK Amendment, subject to the Company’s right to terminate the Option Agreement on 90 days’ written notice (the date on which such payment is due, referred to as the “Clinical Efficacy Milestone Payment Trigger Date”).

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

Under the agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is estimated to be through December 2016. The Company recorded approximately $58,000 of revenue during the three months ended March 31, 2015.

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

Prior to the first commercial sale of ficlatuzumab and after the earlier of (i) the Cap being reached or (ii) the completion of the NSCLC POC Trial, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either AVEO or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party”, then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing BDX004; the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; and the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2015, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.9 million during the three months ended March 31, 2015. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $0.9 million at March 31, 2015.

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

Under the agreement, the Company recorded revenue of $0.1 million and $14.3 million during the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas (the “Astellas Agreement”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Astellas elected to terminate the Astellas Agreement effective on August 11, 2014, at which time the tivozanib rights were returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of completing certain tivozanib clinical development activities, are shared equally. There are no refund provisions in the Astellas Agreement.

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. Similarly, payments from the Company to Astellas with respect to the Company’s share of tivozanib development and commercialization costs incurred by Astellas pursuant to the joint development plan are recorded as a component of research and development expense and general and administrative expense in the accompanying consolidated financial statements. As a result of the cost-sharing provisions in the Astellas Agreement, the Company increased (decreased) research and development expense by $0.2 million and ($1.2) million during the three months ended March 31, 2015 and 2014, respectively. The Company also increased (decreased) general and administrative expense by $20,000 and ($0.1) million during the three months ended March 31, 2015 and 2014, respectively, as a result of the cost-sharing provisions in the Astellas Agreement. The net amount due to Astellas from the Company pursuant to the cost-sharing provisions was $0.2 million at March 31, 2015.

Under the agreement, the Company received cash payments related to cost reimbursements of $0.5 million and $1.0 million during each of the three months ended March 31, 2015 and 2014, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Restructuring	$1,490	$—
Clinical expenses	1,236	2,312
Salaries and benefits	883	1,744
Professional fees	803	685
Manufacturing and distribution	682	3,216
Other	1,299	1,344

	$6,393	$9,301

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

On September 24, 2014, the Company further amended the Loan Agreement with Hercules (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, the Company received a new loan in the aggregate principal amount of $10.0 million and amended the terms of the Loan Agreement with an outstanding principal balance of $11.6 million.

Pursuant to the Amended Loan Agreement, the Company is not required to pay principal on the new loan of $10.0 million for a period of time until November 1, 2015; provided, that such date may be extended if the Company achieves a certain performance milestones, after which time, the Company is required to make principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the Loan Agreement, the Company is not required to pay principal until January 1, 2015, at which time the Company is required to commence making 12 principal and interest payments. The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Company accounted for the Amended Loan Agreement as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

The Company must make interest payments on both loans each month they remain outstanding. Per annum interest is payable on principal balance of both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75% as determined daily, provided however, that the per annum interest shall not exceed 15.0% (currently 11.9%). With respect to the new loan of $10.0 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2018, and with respect to the original loan with a principal balance of $11.6 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2016.

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

As part of the Amended Loan Agreement, on September 24, 2014, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share. The Company recorded the relative fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method.

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of March 31, 2015, the aggregate principal balance outstanding was $18.9 million.

The Amended Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Amended Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2015 are as follows (amounts in thousands):

Years Ending December 31:
2015 (9 months remaining)	$10,792
2016	4,644
2017	4,644
2018	2,096

22,176
Less amount representing interest	(2,783)
Less discount	(836)
Less deferred charges	(540)
Less current portion	(9,878)

Loans payable, net of current portion and discount	$8,139

(7) Common Stock

In February 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (“MLV”), pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the sales agreement between the Company and MLV (the “Sales Agreement”), MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by the Company at any time. As of March 31, 2015, the Company has sold approximately 2.9 million shares pursuant to the Sales Agreement, resulting in proceeds of approximately $4.4 million, net of commissions and issuance costs. Refer to Footnote 12, Subsequent Events, for further discussion.

(8) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the three months ended March 31, 2015. A summary of the status of the Company’s stock option activity at March 31, 2015 and changes during the three months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,817,313	$4.45
Granted	2,236,000	$0.90
Exercised	(41,250)	$1.08
Forfeited	(2,151,316)	$1.82

Outstanding at March 31, 2015	5,860,747	$4.08	7.00	$956,533

Vested or expected to vest at March 31, 2015	3,042,250	$6.60	4.79	$264,220

Exercisable at March 31, 2015	2,429,609	$7.68	3.72	$41,116

Stock options to purchase 1,301,500 shares of common stock contain market conditions which were not deemed probable of vesting at March 31, 2015.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended March 31,
	2015	2014
Volatility factor	78.7%	73.53%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.54%	2.02%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the three months ended March 31, 2015 and 2014 was $0.62 per share and $1.17 per share, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 70% as of March 31, 2015.

As of March 31, 2015, there was $1.2 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 3.5 years. The intrinsic value of options exercised during the three months ended March 31, 2015 was $13,000. No options were exercised during the three months ended March 31, 2014.

The restricted stock activity for the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2014	477,600	$1.81
Granted	—	—
Cancelled	(185,430)	1.89
Expired	—	—
Vested/Released	(233,670)	1.80

Unvested at March 31, 2015	58,500	$1.62

As of March 31, 2015, there was $0.1 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the plans. The expense is expected to be recognized over a weighted-average period of 0.9 years.

(9) Strategic Restructuring

On January 6, 2015, the Board of the Company approved a strategic restructuring of the Company that eliminated the Company’s internal research function and aligned the Company’s resources with the Company’s future strategic plans. As part of this restructuring, the Company eliminated approximately two-thirds of the Company’s workforce, or 40 positions across the organization. The Company substantially completed the restructuring during the quarter-ended March 31, 2015.

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2014	Restructuring expense incurred during the three months ended March 31, 2015	Restructuring amounts paid during the three months ended March 31, 2015	Restructuring amounts accrued at March 31, 2015
	(in thousands)
Employee severance, benefits and related costs	$—	3,560	$(2,070)	1,490

The table above excludes non-cash stock-based compensation costs of approximately $0.1 million incurred as part of the restructuring during the three months ended March 31, 2015.

(10) Facility Lease Exit

In September 2014, the Company entered into the Lease Termination Agreement pursuant to which the Company immediately surrendered leased space that it had previously ceased using earlier in 2014. In connection with the Lease Termination Agreement, the Company agreed to pay the landlord a termination fee totaling $15.6 million of which approximately $5.0 remained due as of December 31, 2014. The Company also agreed to surrender its remaining leased space upon 90 days written notice prior to September 24, 2015. In February 2015, the Company provided notice that it will surrender the remaining space on May 29, 2015. Accordingly, the Company revised the estimated useful life of its leasehold improvements related to this office space and is amortizing such assets through May 2015, resulting in an additional $1.4 million of depreciation expense during the three months ended March 31, 2015. Similarly, the Company has accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through May 2015, resulting in an additional $1.7 million of amortization during the three months ended March 31, 2015. Upon the surrender of the remaining space, the Company will have no further rights or obligations with respect to the lease. The Company has secured office space appropriate for its current needs under a cancellable arrangement beginning in May 2015.

The following table summarizes the components of the Company’s lease exit activity recorded in current liabilities:

	Amounts accrued at December 31, 2014	Accretion Expense incurred during the three months ended March 31, 2015	Amounts paid during the three months ended March 31, 2015	Additional expense incurred during the three months ended March 31, 2015	Amounts recorded at March 31, 2015 (1)
	(in thousands)
Lease exit costs	$4,981	$199	$(2,748)	$272	$2,704

(1)	Includes approximately $0.9 million recorded within accounts payable on the Company’s condensed consolidated balance sheet.

In addition to the $0.5 million of expense for the three months ended March 31, 2015 included in the table above, lease exit expenses also include the write-off $0.2 million of leasehold improvements.

(11) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain present and former officers and members of the Company’s board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that the Company and certain of its present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, the Company filed a motion to dismiss the consolidated class action complaint with prejudice. Lead plaintiffs filed an opposition to the motion to dismiss on June 10, 2014, and the Company filed a reply to the opposition on July 10, 2014. The Court heard oral argument on the Company’s motion to dismiss on July 22, 2014. On March 20, 2015, the Court allowed the motion and dismissed the case without prejudice. On April 17, 2015, the lead plaintiffs filed a motion with the Court requesting leave to file a second amended complaint, attaching the proposed amended complaint to their motion. The Company intends to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring the Company to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. Plaintiff filed an opposition to the motion to dismiss on September 23, 2014, and the Company filed a reply to the opposition on October 23, 2014. The Court heard oral argument on the motion to dismiss on January 7, 2015, and on March 18, 2015 the Court allowed our motion and dismissed the case with prejudice. Plaintiff has filed a letter with the Court seeking clarification of its dismissal order, and has indicated that she intends to seek relief from the dismissal and to amend the complaint. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

(12) Subsequent Events

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100,000,000 of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf is being filed to replace the Company’s existing ($250,000,000) shelf registration statement (the “2012 Shelf”) which will expire at the end of May 2015. On May 7, 2015, the Company amended its Sales Agreement with MLV (the “Amended Sales Agreement”) to provide for the offering, issuance and sale by the Company of up to $15,000,000 of its common stock under the 2015 Shelf, which will replace the Company’s existing ($17,900,000) offering that will expire along with the expiring 2012 Shelf. Any shares sold under the Amended Sales Agreement prior to effectiveness of the 2015 Shelf will be sold pursuant to the 2012 Shelf, and any shares sold following effectiveness of the 2015 Shelf and the expiration of the 2012 Shelf will be sold pursuant to the 2015 Shelf (see Footnote 7).

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

Company Overview

We are a biopharmaceutical company committed to developing targeted therapies through biomarker-driven insights to provide substantial improvements in patient outcomes where significant unmet medical needs exist. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. As further described below, we currently are exploring partnership opportunities to fund the further development of three of our four development programs, including our lead program for tivozanib.

Our development programs, which seek to advance our clinical stage assets, are as follows:

•	Tivozanib: In 2006, we acquired exclusive rights to develop and commercialize tivozanib outside of Asia pursuant to a license agreement we entered into with Kirin Brewery Co. Ltd. (now Kyowa Hakko Kirin), or KHK. Tivozanib is a potent, selective long half-life vascular endothelial growth factor tyrosine kinase inhibitor of all three vascular endothelial growth factors, or VEGF TKI. In a global, phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment of renal cell carcinoma, or RCC, the trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the sorafenib arm in overall survival, or OS. Based on a review of our application for approval of the use of tivozanib for the treatment of first line advanced RCC, in June 2013, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter informing us that they would not approve tivozanib based on these study data.

In August 2014, as discussed below under the heading “Strategic Partnerships,” our strategic collaboration with Astellas for the development of tivozanib terminated. Upon reversion back to AVEO of rights previously granted Astellas, we reevaluated our tivozanib regulatory and development strategy, as well as partnering opportunities. In November 2014, we filed a letter of intent with the European Medicines Agency, or EMA, allowing us to begin exploring the submission of a Marketing Authorization Application for tivozanib for the treatment of RCC based on clinical trials conducted to date as a potential opportunity. In late April 2015, we met with our assigned Rapporteur and co-Rapporteur regarding the potential submission of a Marketing Authorization Application for tivozanib for the treatment of RCC based on clinical trials conducted to date. We are continuing to evaluate the clinical, regulatory and economic feasibility of a submission to the EMA.

Moreover, we are evaluating the opportunity to conduct an additional adequate and well-controlled randomized trial of tivozanib in the refractory RCC setting using PFS as the primary endpoint and OS as a secondary endpoint to address the OS concerns as recommended in the complete response letter from the FDA. We plan to have discussion with the FDA during the second quarter of 2015 to evaluate if such a study design coupled with the prior study findings would allow for an advanced RCC label for tivozanib and, after such discussion, we will evaluate the potential benefits of future clinical development in conjunction with our available funding resources.

In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation, or Ophthotech, under which we granted Ophthotech an option to develop and commercialize tivozanib for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Additionally, we recently announced results from a predefined biomarker analysis of our BATON-CRC study, a randomized phase 2 clinical trial of modified FOLFOX6, a commonly used chemotherapy, combined with tivozanib or Avastin® (bevacizumab), which both target angiogenesis signaling pathways, in first line treatment of metastatic colorectal cancer, or CRC. In this study, among prospectively defined biomarkers, a subgroup of patients with low serum neuropilin-1, a cell surface protein that modulates blood vessel development (which we refer to as NRP-1), showed an improved PFS versus patients with high serum NRP-1 in both treatment arms, supporting the value of serum NRP-1 as a potential prognostic marker for angiogenesis inhibitors. Further, in the subgroup with samples available at the interim analysis, patients with low serum NRP-1 demonstrated longer PFS when treated with tivozanib compared to bevacizumab, which suggests that first line colorectal cancer patients with low NRP-1 levels may benefit from treatment with tivozanib over bevacizumab, a standard of care in this disease. In April 2015, we contracted with Myriad RBM, Inc., or Myriad, pursuant to which Myriad will assist us to identify a NRP-1 antibody comparable to the research antibody used in the analysis of the final results of the subgroup from the phase 2 BATON-CRC study which could be suitable for the development of a commercializable companion diagnostic assay for tivozanib in colorectal cancer.

Based on the NRP-1 findings, we plan to discuss potential registration studies with the FDA during the second quarter of 2015.

•	Ficlatuzumab: Ficlatuzumab is a potent Hepatocyte Growth Factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, a tyrosine kinase inhibitor, or TKI, of the epidermal growth factor receptor, or EGFR, and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib, an EGFR TKI, in first line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent-to-treat population. However, an exploratory analysis using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. VeriStrat is commercially available to help physicians guide treatment decisions for patients with second line advanced NSCLC. Data from the exploratory analyses with VeriStrat prompted the development of a separate investigational companion diagnostic test called BDX004. Based upon the exploratory analyses, BDX004 may be indicative of a predictive biomarker for the combination of ficlatuzumab and EGFR TKI over EGFR TKI alone in the first line EGFR mutation patients who have been previously identified to not respond well to the current standard of care.

In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with BDX004, a serum based diagnostic test which has been derived from the VeriStrat test, employing the same methodology and data processing algorithms as VeriStrat, for use in a confirmatory clinical trial. Pursuant to the agreement, we are conducting a phase 2 proof of concept study of ficlatuzumab, which we refer to as the FOCAL study, in combination with erlotinib in first line advanced NSCLC patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to the EGFR TKI. Biodesix will fund up to $15 million of the cost of this study, as well as all of the costs associated with development and registration of BDX004, and any additional development, regulatory and commercial costs for ficlatuzumab will be shared equally. Subject to regulatory approval, AVEO will lead worldwide commercialization of ficlatuzumab.

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

•	AV-380 Program: AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as diseases outside of cancer including chronic kidney disease, or CKD, congestive heart failure or CHF, and chronic obstructive pulmonary disease, or COPD. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome and focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present. (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia alone is over 400,000 patients (Am J Clin Nutr 2006).

In September 2014, we presented the results from four preclinical studies of AV-380 in various in vivo cachexia models and in vitro assays at the 2nd Cancer Cachexia Conference held in Montreal Canada. Our research was also selected for presentation in an oral session at the conference. In April 2015, we also presented the results from a preclinical study of

AV-380 in a cachetic human tumor xenograft model at the Annual Meeting of the American Association of Cancer Research held in Philadelphia. We believe that our research sets forth our preclinical proof of concept for GDF15 playing a role in cachexia by demonstrating that GDF15 is elevated in cachectic animal models and patients versus non-cachectic animal models and patients, respectively. Furthermore, we are encouraged by our findings that administration of GDF15 induces cachexia and that inhibition of GDF15 reverses cachexia in animal models.

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

We have devoted substantially all of our resources to our drug discovery efforts comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions of these operations. We have generated no revenue from product sales through March 31, 2015, and through such date have principally funded our operations through the proceeds from our strategic partnerships, sales of stock to investors and loan agreements with Hercules Technology II, L.P. and Hercules Technology III, L.P.

We do not have a history of being profitable and, as of March 31, 2015, we had an accumulated deficit of $490.9 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

Strategic Partnerships

Ophthotech Corporation

In November 2014 we entered into a Research and Exclusive Option Agreement, or Option Agreement, with Ophthotech Corporation pursuant to which we provided Ophthotech an exclusive option to enter into a definitive license agreement whereby we would grant Ophthotech the right to develop and commercialize our VEGF receptor tyrosine kinase inhibitor, tivozanib, outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

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

Ophthotech paid us $500,000 in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement. We are obligated to make available to Ophthotech, at no cost to Ophthotech, certain quantities of tivozanib hydrochloride solely for conducting its option period research.

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

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, or Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. Under the agreement, we were responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. In March 2014, we amended our agreement with Biogen Idec, whereby Biogen Idec agreed to the termination of its rights and obligations under the agreement, including Biogen Idec’s option to (i) obtain a co-exclusive (with us) license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we retain worldwide rights to AV-203, a clinical stage ErbB3-targeted antibody. Pursuant to the amendment, we are obligated to in good faith use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3-targeted antibodies. Pursuant to the amendment, we are obligated to pay Biogen Idec a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, up to a cumulative maximum amount of $50.0 million.

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

Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tivozanib in our territory. Prior to the first anniversary of the first post-marketing approval sale of tivozanib in our territory, neither we nor any of our subsidiaries has the right to conduct certain clinical trials of, seek marketing approval for or commercialize any other cancer product that also works by inhibiting the activity of the VEGF receptor.

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our NDA filing for tivozanib. The total remaining maximum payments for clinical and US and EU regulatory milestones under our license agreement with KHK are $38.0 million, in the aggregate.

We also made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under the collaboration and license agreement with Astellas which we entered into in February 2011. We are also required to pay tiered royalty payments on net sales we make of tivozanib in our territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. In the event we sublicense the rights licensed to us under the license agreement with KHK, we are required to pay KHK a specified percentage of any amounts we receive from any third party sublicensees other than amounts we receive in respect of research and development funding or equity investments in lieu of making milestone payments, subject to certain limitations.

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

In January 2015, as part of a strategic restructuring, we eliminated our internal research function to better align our resources with our future clinically focused strategic plans. As part of this restructuring, we eliminated approximately two-thirds of our workforce, or 40 positions, across the organization. The restructuring was substantially completed as of March 31, 2015.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. We expect our overhead expenses to continue to decrease in future periods as a result our January 2015 restructuring and our planned move to a smaller facility in the second quarter of 2015. Below is a summary of our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Tivozanib	$1,445	$3,551
AV-380 Program in Cachexia	475	1,898
Ficlatuzumab	—	852
AV-203	287	726
Other pipeline programs	11	26
Other research and development	10	26
Overhead	467	4,688

Total research and development expenses	$2,695	$11,767

Tivozanib

With the termination of our partnership with Astellas and the return of our tivozanib rights, we plan on pursuing partnering options to fund further tivozanib development in appropriate clinical settings. We continue to shares the costs of development activities to which we and Astellas were committed at the time the partnership was terminated.

AV-380 Program in Cachexia

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

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize AVEO’s potent HGF inhibitory antibody ficlatuzumab, with BDX004, Biodesix’s proprietary companion diagnostic test, developed by Biodesix and based upon an exploratory analyses with VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. In September 2014, at the 2014 Congress of the European Society for Medical Oncology, we presented detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with first line non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who showed a progression free survival and overall survival benefit from the addition of ficlatuzumab to the EGFR TKI. Pursuant to the agreement with Biodesix, Biodesix will provide up to $15 million for a phase 2 trial of ficlatuzumab in combination with erlotinib in first line advanced NSCLC patients selected using BDX004, a diagnostic test derived from VeriStrat and fund the further development and registration of BDX004 as a companion diagnostic. After the completion of the phase 2 trial, any additional development, regulatory or commercial expenses for ficlatuzumab will be equally shared, as well as profits, if any. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services.

We anticipate that our general and administrative expenses will decrease due to the January 2015 restructuring and our planned relocation to a smaller facility during the second quarter of 2015. This decrease may be partially offset by an increase in legal costs associated with the ongoing shareholder litigation and U.S. Securities and Exchange Commission, or SEC, investigation described in this report under the heading “Legal Proceedings” below in Part II—Item 1.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2015, we are forecasting a net loss for the year ended December 31, 2015, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three month period ended March 31, 2015. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenue	$134	$15,289	$(15,155)	(99)%
Operating expenses:
Research and development	2,695	11,767	(9,072)	(77)%
General and administrative	3,255	5,555	(2,300)	(41)%
Restructuring and lease exit	4,333	3,859	474	12%

Total operating expenses	10,283	21,181	(10,898)	(51)%

Loss from operations	(10,149)	(5,892)	(4,257)	72%
Other (expense) income, net	(14)	7	(21)	(300)%
Interest expense	(716)	(581)	(135)	(23)%
Interest income	5	16	(11)	(69)%

Net loss	$(10,874)	$(6,450)	$(4,424)	(69)%

The following table sets forth revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/	%
Revenue	2015	2014	(decrease)
	(in thousands)
Strategic Partner:
Biogen Idec	$76	$14,290	(14,214)	(99)%
Ophthotech	58	—	58	—
Astellas	—	999	(999)	(100)%

	$134	$15,289	$(15,155)	(99)%

Revenue. Revenue for the three months ended March 31, 2015 was $0.1 million compared to $15.3 million for the three months ended March 31, 2014, a decrease of approximately $15.2 million. The decrease was primarily due to an additional $14.3 million in revenue recognized in connection with modification of our agreement with Biogen in March 2014 and the termination of our agreement with Astellas in August 2014.

Research and development. Research and development, or R&D, expenses for the three months ended March 31, 2015 were $2.7 million compared to $11.8 million for the three months ended March 31, 2014, a decrease of $9.1 million or 77%. The decrease is primarily attributable to a $2.0 million decrease in employee compensation and travel costs as well as a decrease of $3.3 million in facilities, IT, and other costs following our January 2015 restructuring and the reduction of our utilized facility space and a $3.7 million decrease in external clinical trial and consulting costs associated with the decreased tivozanib clinical development activity.

General and administrative. General and administrative expenses for the three months ended March 31, 2015 were $3.3 million compared to $5.6 million for the three months ended March 31, 2014, a decrease of $2.3 million or 41%. The decrease is primarily the result of a $0.6 million decrease in external legal costs associated with various ongoing legal matters and a $1.3 million decrease in employee compensation, facilities and IT costs following our January 2015 restructuring and the reduction of our utilized facility space.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended March 31, 2015 were $4.3 million compared to $3.9 million for the three months ended March 31, 2014. The expenses incurred during the three months ended March 31, 2015 relate to the January 2015 restructuring, which was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions. The expenses incurred during the three months ended March 31, 2014 relate to expenses associated with the portion of our 650 E. Kendall Street facility that we ceased using.

Interest expense. Interest expense for the three months ended March 31, 2015 was $0.7 million compared to $0.6 million for the three months ended March 31, 2014, an increase of 23%. The increase is primarily attributable to the increase in the outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended March 31, 2015 was $5,000 compared to $16,000 for the three months ended March 31, 2014, a decrease of $11,000 or 69%. The decrease in interest income is primarily due to a lower average cash balance during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $39.1 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(15,820)	$(19,816)
Net cash (used in) provided by investing activities	(3,620)	17,820
Net cash provided by (used in) financing activities	1,669	(2,495)

Net decrease in cash and cash equivalents	$(17,771)	$(4,491)

For the three months ended March 31, 2015 and 2014, our operating activities used cash of $15.8 million and $19.8 million, respectively. Cash used by operations for the three months ended March 31, 2015 and 2014 was due primarily to our net loss adjusted for non-cash items and changes in working capital.

For the three months ended March 31, 2015 and 2014, our investing activities (used) provided cash of ($3.6) million and $17.8 million, respectively. Cash used by investing activities for the three months ended March 31, 2015 was primarily the net result of purchases of marketable securities. Cash provided by investing activities for the three months ended March 31, 2014 was primarily the net result of maturities and sales of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $7.8 million, which were primarily associated with the build-out of our leased facilities, all of which for 2014 was reimbursed to us by our landlord via tenant improvement allowances under our leases.

For the three months ended March 31, 2015 and 2014, our financing activities provided cash of $1.7 million and ($2.5) million, respectively. The increase in cash provided by financing activities is primarily the result of the receipt of proceeds from the sale of common stock during the three months ended March 31, 2015.

At-The-Market Issuance Sales Agreements with MLV

In February 2015, we entered into an at-the-market issuance sales agreement, or Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may issue and sell shares of our common stock from time to time having an aggregate offering price of up to $17,900,000 through MLV as our sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by us and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell the common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of our common stock under the Sales Agreements. Shares sold to date have been sold pursuant to an existing shelf registration statement, which became effective on May 21, 2012 (File No 333-178756), referred to as the 2012 Shelf, as supplemented by a prospectus supplement dated February 27, 2015. Under the agreement, we pay MLV a commission of up to 3% of the gross proceeds. As of March 31, 2015, we had sold approximately 2.9 million shares pursuant to the Sales Agreement, resulting in proceeds of approximately $4.4 million, net of commissions and issuance costs.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100,000,000 of its common stock, preferred stock, debt securities, warrants and/or units, referred to as the 2015 Shelf. The 2015 Shelf is being filed to replace our existing shelf registration statement, or the 2012 Shelf, which will expire at the end of May 2015. On May 7, 2015, we also amended our Sales Agreement with MLV to provide for the offering, issuance and sale by the Company of up to $15,000,000 of our common stock under the 2015 Shelf, which will replace the 2012 Shelf. Any shares sold under the amended Sales Agreement prior to effectiveness of the 2015 Shelf will be sold pursuant to the 2012 Shelf, and any shares sold following effectiveness of the 2015 Shelf will be sold pursuant to the 2015 Shelf.

Credit Facilities. On September 24, 2014, we amended our loan and security agreement, which we refer to as the amended loan agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we originally entered into on May 28, 2010 and amended on December 21, 2011 and March 31, 2012. Pursuant to the amended loan agreement, we received a new loan in an aggregate principal amount of $10.0 million and amended the terms of the original loan with an outstanding principal balance of $11.6 million. We are not required to pay principal on the new loan of $10.0 million until November 1, 2015, which date may be extended if we achieve certain performance milestones, and after which time we are required to make principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the original loan, we were not required to pay principal until January 1, 2015, at which time we were required to commence making twelve (12) principal and interest payments. The original loan agreement also included an obligation to pay a deferred financing charge of $1.2 million which we paid on June 1, 2014, and which has been recorded as a loan discount and is being amortized to interest expense over the term of the original loan using the effective interest rate method. We recorded a liability for the full amount of the charge because the payment of such amount was not contingent on any future event. The amended loan agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The amended loan agreement also has a financial covenant with respect to the new loan, whereby we have agreed to maintain a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. This financial covenant will not apply after such time as we receive favorable data both with respect to our phase 2 clinical study of ficlatuzumab and a phase 1 clinical study of AV-380. We must make interest payments on both loans each month the loans remains outstanding. Per annum interest is payable on both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75%, provided however, that the per annum interest shall not exceed 15.0% (currently 11.9%).

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security is remote and therefore have classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

The loan is secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the amended loan agreement. As of March 31, 2015, the principal balance outstanding was $18.9 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets.

We believe that our existing cash, cash equivalents and marketable securities will allow us to fund our operating plan into the third quarter of 2016. This estimate assumes no additional funding from new partnership agreements, equity financings, debt financings or accelerated repayment thereof or further sales under our ATM. The timing and nature of certain activities contemplated for 2015 and 2016 will be conducted subject to the availability of sufficient financial resources.

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

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents and marketable securities of $39.1 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan agreement, pursuant to which we increased the principal amount to $26.5 million. In September 2014, we entered into a further amendment to the loan agreement, pursuant to which we borrowed a new loan of $10.0 million, which is in addition to the existing loan which had an outstanding principal balance of $11.6 million. As of March 31, 2015, our aggregate principal balance outstanding on our loans was $18.9 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of March 31, 2015, and expected loan payments during 2015, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of March 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two class action lawsuits have been filed against us and certain of our present and former officers and members of our board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleges that we and certain of our present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On April 4, 2014, we filed a motion to dismiss the consolidated class action complaint with prejudice. Lead plaintiffs filed an opposition to the motion to dismiss on June 10, 2014, and we filed a reply to the opposition on July 10, 2014. The Court heard oral argument on our motion to dismiss on July 22, 2014. On March 20, 2015, the Court allowed our motion and dismissed the case without prejudice. On April 17, 2015, the lead plaintiffs filed a motion with the Court requesting leave to file a second amended complaint, attaching the proposed amended complaint to their motion. We deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. On July 25, 2014, defendants filed a motion to dismiss the derivative complaint with prejudice. Plaintiff filed an opposition to the motion to dismiss on September 23, 2014, and we filed a reply to the opposition on October 23, 2014. The Court heard oral argument on our motion to dismiss on January 7, 2015, and on March 18, 2015 the Court allowed our motion and dismissed the case with prejudice. Plaintiff has filed a letter with the Court seeking clarification of its dismissal order, and has indicated that she intends to seek relief from the dismissal and to amend the complaint. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

In addition, it is possible that Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we refer to collectively as Hercules, could take the position that the recent restructuring which we consummated constitutes a material adverse change under our loan and security agreements with Hercules, under which we had $18.9 million in loans outstanding as of March 31, 2015, which could trigger a repayment of all principal and interest due under the loan, unless such event of default is waived by Hercules.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $10.9 million during the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $490.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability in the future. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

We, and certain of our former officers and present and former directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and certain of our former officers and present and former directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the U.S. Food and Drug Administration, or FDA. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint has been dismissed, but the lead plaintiffs have sought permission to file a second amended complaint bringing similar allegations. Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of the our board of directors, alleging breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015, but the plaintiff has sought clarification of the dismissal order and indicated that she intends to seek relief from the dismissal and to amend the complaint. Additionally, in July 2013, we received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others.

We intend to continue to engage in a vigorous defense of these lawsuits and are fully cooperating with the SEC regarding its fact-finding inquiry. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

With regard to tivozanib, we are aware of a third-party United States patent, and corresponding foreign counterparts, that contain broad claims related to use of an organic compound, that, among other things, inhibits the tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. We are also aware of third-party United States patents that contain broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation and we have received written notice from the owners of such patents indicating that they believe we may need a license from them in order to avoid infringing their patents. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications and foreign counterparts, with each of the two families being owned by a different third-party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. With regard to AV-203, we are aware of a third-party United States patent that contains broad claims relating to anti-ErbB3 antibodies. Additionally, we are aware of a United States patent application and foreign counterparts that contains claims to the use of a companion diagnostic in conjunction with AV-203. Based on our analyses, if any of the above third-party patents were asserted against us, we do not believe our proposed products or activities would be found to infringe any valid claim of these patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

At March 31, 2015, we had $39.1 million of cash and cash equivalents consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 5.	Other Information.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100,000,000 of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf is being filed to replace the Company’s existing shelf registration statement which covers the offering, issuance and sale by the Company of up to $250,000,000 of its common stock, preferred stock, debt securities, warrants and/or units (the “2012 Shelf”) which will expire at the end of May 2015.

On May 7, 2015, the Company amended its Sales Agreement with MLV to provide for the offering, issuance and sale by the Company of up to $15,000,000 of its common stock under the 2015 Shelf, which will replace the Company’s existing offering, issuance and sale by the Company of up to $17,900,000, that will expire along with the expiring 2012 Shelf. Any shares sold under the amended Sales Agreement prior to effectiveness of the 2015 Shelf will be sold pursuant to the 2012 Shelf, and any shares sold following effectiveness of the 2015 Shelf will be sold pursuant to the 2015 Shelf.

A copy of the amendment to the Sales Agreement is attached to this Quarterly Report on Form 10-Q as exhibit 10.6. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 7, 2015	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Offer Letter by the Registrant to Michael Bailey, dated as of January 6, 2015					X

10.2	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle					X

10.3	Transition and Separation Agreement, dated as of January 6, 2015, by and between the Registrant and Tuan Ha-Ngoc					X

10.4	Offer Letter by the Registrant to Michael Needle dated January 8, 2015					X

10.5	ATM Sales Agreement, dated February 27, 2015, by and between the Registrant and MLV & Co. LLC	8-K	001-34655	02/27/2015	1.1

10.6	Amendment No. 1 to ATM Sales Agreement, dated May 7, 2015 by and between the Registration and MLV & Co. LLC					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X