Form 10-Q
period 2015-06-30
AVEO PHARMACEUTICALS INC
filed 2015-08-10
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

One Broadway, 14th Floor, Cambridge, Massachusetts 02142

(Address of Principal Executive Offices) (Zip Code)

(617) 588-1960

(Registrant’s Telephone Number, Including Area Code)

650 East Kendall Street, Cambridge, Massachusetts 02142

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 3, 2015: 55,715,512

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,766	$52,306
Restricted cash	2,862	2,997
Accounts receivable	2,320	2,341
Prepaid expenses and other current assets	1,428	1,484
Total current assets	33,376	59,128
Property and equipment, net	131	11,295
Other assets	188	239
Total assets	$33,695	$70,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,567	$3,245
Accrued expenses	4,551	9,301
Loans payable, net of discount	7,985	11,722
Deferred revenue	384	537
Lease exit obligation	—	4,981
Deferred rent	—	10,569
Total current liabilities	14,487	40,355
Loans payable, net of current portion and discount	7,316	8,930
Other liabilities	656	771
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 200,000 shares authorized; 55,716 and 52,289 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	56	52
Additional paid-in capital	507,538	500,582
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(496,358)	(480,028)
Total stockholders’ equity	11,236	20,606
Total liabilities and stockholders’ equity	$33,695	$70,662

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$134	$1,846	$268	$17,135
Operating expenses:
Research and development	1,841	9,300	4,536	21,067
General and administrative	2,889	4,846	6,144	10,400
Restructuring and lease exit	25	5,165	4,358	9,025
	4,755	19,311	15,038	40,492
Loss from operations	(4,621)	(17,465)	(14,770)	(23,357)
Other income and expense:
Other (expense) income, net	(209)	(2)	(223)	5
Interest expense	(633)	(502)	(1,349)	(1,083)
Interest income	7	10	12	26
Other expense, net	(835)	(494)	(1,560)	(1,052)
Net loss	$(5,456)	$(17,959)	$(16,330)	$(24,409)
Net loss per share – basic and diluted	$(0.10)	$(0.35)	$(0.30)	$(0.47)
Weighted average number of common shares outstanding	55,164	51,663	53,908	51,649

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,456)	$(17,959)	$(16,330)	$(24,409)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	─	(4)	─	4
Comprehensive loss	$(5,456)	$(17,963)	$(16,330)	$(24,405)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(16,330)	$(24,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	232	7,600
Depreciation and amortization	9,464	1,690
Accretion	224	—
Loss on disposal of fixed assets	245	18
Stock-based compensation	838	1,366
Non-cash interest expense	244	100
Amortization of premium and discount on investments	33	197
Changes in operating assets and liabilities:
Restricted cash	135	46
Accounts receivable	21	(251)
Tenant improvement allowance receivable	—	(9,069)
Prepaid expenses and other current assets	56	(672)
Other noncurrent assets	51	192
Accounts payable	(1,678)	(738)
Accrued expenses	(4,743)	3,763
Deferred revenue	(153)	(17,136)
Lease exit obligation	(5,205)	7,646
Deferred rent	(10,569)	(5,563)
Other liabilities	(115)	—
Net cash used in operating activities	(27,250)	(35,220)
Investing activities
Purchases of marketable securities	(8,808)	(38,056)
Proceeds from maturities and sales of marketable securities	8,775	83,967
Purchases of property and equipment	—	(11,833)
Proceeds from sale of property and equipment	1,221	—
Net cash provided by investing activities	1,188	34,078
Financing activities
Proceeds from issuance of common stock, net of issuance costs	5,840	—
Proceeds from exercise of stock options and issuance of common and restricted stock	275	30
Principal payments on loans payable	(5,593)	(6,352)
Net cash provided by (used in) financing activities	522	(6,322)
Net decrease in cash and cash equivalents	(25,540)	(7,464)
Cash and cash equivalents at beginning of period	52,306	50,826
Cash and cash equivalents at end of period	$26,766	$43,362
Supplemental cash flow information
Cash paid for interest	$1,162	$1,040

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company committed to developing targeted therapies through biomarker-driven insights to provide substantial improvements in patient outcomes where significant unmet medical needs exist. The Company’s proprietary platform has delivered unique insights into cancer and related diseases. The Company’s development programs, which seek to advance its clinical stage assets, are as follows:

(i)

Tivozanib: A potent, selective, long half-life vascular endothelial growth factor (“VEGF”) tyrosine kinase inhibitor (“TKI”) of VEGF receptors 1, 2 and 3. The Company is evaluating several paths for the development of tivozanib, including a second phase 3 trial of tivozanib in refractory renal cell carcinoma, or RCC, to support an application for U.S. regulatory approval; the filing of a Marketing Authorization Application to seek European regulatory approval for tivozanib in RCC on the basis of existing trial data; and a phase 2 study for tivozanib in the first line treatment of metastatic colorectal cancer, or CRC, in a subgroup of patients with low serum neuropilin-1 (below the median, representing 50% of the population), a cell surface protein that modulates blood vessel development. Furthermore, the Company has entered into agreements to allow it to monetize tivozanib in areas outside of the Company’s core strategic focus. The Company has granted Ophthotech Corporation an option to develop and commercialize tivozanib for use in non-oncologic ocular conditions, and the Company has sublicensed to a subsidiary of Pharmstandard OJCE exclusive rights to develop and commercialize tivozanib for all conditions (excluding non-oncologic ocular conditions) in Russia, Ukraine and the Commonwealth of Independent States (CIS).

(ii)

Ficlatuzumab: A potent Hepatocyte Growth Factor inhibitory antibody. The Company has entered into a partnership with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab with BDX004, a serum based diagnostic test. Pursuant to the Biodesix agreement, the Company has initiated a phase 2 confirmatory study of ficlatuzumab (the “FOCAL” study) in combination with erlotinib, an epidermal growth factor receptor (“EGFR”) TKI, in first line advanced non-small cell lung cancer patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to erlotinib.

(iii)

AV-203: A potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. The Company has observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and the Company’s preclinical studies suggest that neuregulin-1 (also known as heregulin), levels predict AV-203 anti-tumor activity in preclinical models. The Company has completed a phase 1 dose escalation study of AV-203.  The Company is seeking to pursue further clinical development of AV-203 with a strategic partner.

(iv)

AV-380: A potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia, a serious and common complication of advanced cancer and a number of chronic diseases including chronic kidney disease, congestive heart failure and chronic obstructive pulmonary disease. The Company has established preclinical proof of concept for GDF15 as a key driver of cachexia.  The Company is evaluating partnership opportunities to continue the development of AV-380.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation, both of which are wholly-owned.

The Company has devoted substantially all of its resources to its drug discovery efforts, comprising research and development, conducting clinical trials for its product candidates, protecting its intellectual property and the general and administrative functions relating to these operations.

The Company has an accumulated deficit as of June 30, 2015 of approximately $496.4 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is unaudited and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2014 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at June 30, 2015 consisted of money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper, maintained by an investment manager totaling $17.6 million. Cash equivalents at December 31, 2014 consisted of money market funds, U.S. government agency securities and corporate debt securities, including commercial paper, maintained by an investment manager totaling $36.6 million. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value Measurements

The Company records cash equivalents at fair value. The accounting standards for fair value measurements establish a hierarchy that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities. Assets that are valued utilizing only Level 1 inputs include money market funds.
•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities, and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of June 30, 2015.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements of Cash Equivalents as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$14,299	$3,252	$—	$17,551

	Fair Value Measurements of Cash Equivalents as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,777	$7,834	$—	$36,611

The fair value of the Company’s loans payable at June 30, 2015, computed pursuant to a discounted cash flow technique using a market interest rate, is $15.9 million and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred financing charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. During the quarter ended June 30, 2015, the Company transitioned to new office space and, as a result, revised the estimated useful life of its office furniture, resulting in an increase in depreciation expense of approximately $0.4 million during the three months and six months ended June 30, 2015, respectively.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. No impairment charges were recognized during the three months ended June 30, 2015. The Company recognized $0.2 million of impairment losses for the six months ended June 30, 2015 related to leasehold improvements. The Company recognized $5.1 million and $7.6 of impairment losses for the three and six months ended June 30, 2014 related to leasehold improvements.

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

The following table sets forth for the periods presented the potential common shares excluded from the calculation of net loss per common share because their inclusion would have been anti-dilutive:

	Outstanding at June 30,
	2015	2014
Options outstanding	6,420	6,243
Warrants outstanding	609	—
	7,029	6,243

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three and six months ended June 30, 2015 and June 30, 2014, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$63	$197	$188	$515
General and administrative	348	459	581	851
Restructuring	─	─	69	─
	$411	$656	$838	$1,366

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2015, the Company has $1.0 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 6, 2015. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred and will now be effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating what effect, if any, this standard will have on its revenue recognition policies and its financial statements, including how the standard will be adopted.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, with early application permitted. The Company is currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in its condensed consolidated financial statements.

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

(4) Collaborations and License Agreements

Ophthotech Corporation

In November 2014 the Company entered into a Research and Exclusive Option Agreement (the “Option Agreement”) with Ophthotech Corporation (“Ophthotech”).  Under the Option Agreement, the Company granted Ophthotech an option to exclusively license the right to develop and commercialize tivozanib in all territories outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Pursuant to this Option Agreement, the Company granted to Ophthotech an exclusive, royalty free license or sublicense, as applicable, under intellectual property rights controlled by the Company solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the option period (as defined below). These activities include formulation work for ocular administration, preclinical research and the conduct of a phase 1/2a, proof of concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration (the “POC Study”).

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

During the option period, if Ophthotech elects to continue the development of tivozanib for non-oncologic diseases of the eye, the Company is entitled to receive a one-time milestone payment of $2.0 million upon acceptance of the first Investigational New Drug application for the purpose of conducting a human clinical study of tivozanib in ocular diseases (the “IND Submission Milestone Payment”). The Company is also entitled to receive a one-time milestone payment of $6.0 million (the “Clinical Efficacy Milestone Payment”) on the earlier of (a) December 31, 2016 and (b) the later to occur of: (i) the achievement of a clinical milestone in the POC Study (the “Clinical Efficacy Milestone”) and (ii) the earlier of (A) the date twelve (12) months after the Company and Ophthotech’s agreement as to the form and substance of the KHK Amendment (as defined below) or (B) the date ninety (90) days after the entry into the KHK Amendment, subject to the Company’s right to terminate the Option Agreement on 90 days’ written notice (the date on which such payment is due, referred to as the “Clinical Efficacy Milestone Payment Trigger Date”).

If the option is exercised, the resulting license agreement would entitle the Company to receive (i) $10.0 million assuming certain efficacy and safety endpoints in phase 2 clinical trials that would enable the commencement of a phase 3 clinical trial are met, (ii) $20.0 million upon marketing approval in the United States, (iii) $20.0 million upon marketing approval in the UK, Germany, Spain, Italy and France and (iv) up to $45.0 million in sales-based milestone payments. Ophthotech would also be required to pay tiered, double digit royalties, up to the mid-teens, on net sales of tivozanib or products containing tivozanib.

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

The Company determined that the delivered Option Grant Deliverable, or the Company’s obligation to grant an exclusive option to Ophthotech to enter into a license agreement to develop and commercialize products incorporating tivozanib for treatment of AMD and other diseases of the eye outside of Asia during the option period, did not have stand-alone value from the remaining deliverables since Ophthotech could not obtain the intended benefit of the option without the remaining deliverables. Similarly, the remaining deliverables have no stand-alone value without the Option Grant Deliverable. The Company is accounting for the deliverables as one unit of accounting.

Under the agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is estimated to be through December 2016. The Company recorded approximately $58,000 and $0.1 million of revenue during the three and six months ended June 30, 2015, respectively.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing BDX004; the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; and the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2015, no contingent deliverables had been provided by the Company.

The Company determined that the delivered item, or the perpetual, non-exclusive rights to certain intellectual property for use in developing and commercializing BDX004 did not have stand-alone value from the remaining deliverables since Biodesix could not obtain the intended benefit of the license without the remaining deliverables. Since the remaining deliverables will be performed over the same period of performance there is no difference in accounting for the deliverables as one unit or multiple units of accounting, and therefore, the Company is accounting for the deliverables as one unit of accounting.

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $1.0 million and $1.9 million during the three and six months ended June 30, 2015, respectively. The Company reduced research and development expenses by approximately $0.2 million during the three and six months ended June 30, 2014. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $1.9 million at June 30, 2015. The Company received cash payments related to cost reimbursements of $1.8 million during the six months ended June 30, 2015.

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

The Company concluded that the Amendment materially modified the terms of the agreement and, as a result, required application of ASC 605-25. Based upon the terms of the Amendment, the remaining deliverables included the Company’s obligation to seek a collaboration partner to fund further development of the program and the Company’s obligation to continue development and commercialization of the licensed products if a collaboration partner is secured (“Development Deliverable”). The Company concluded that its obligation to use best efforts to seek a collaboration partner does not have stand-alone value from the Development Deliverable upon delivery and thus the deliverables should be treated as a single unit of accounting.

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

Under the agreement, the Company recorded revenue of $0.1 million and $0.2 million during the three and six months ended June 30, 2015, respectively. The Company also recorded $0.1 million and $14.4 million of revenue during the three and six month periods ended June 30, 2014, respectively.

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

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. Similarly, payments from the Company to Astellas with respect to the Company’s share of tivozanib development and commercialization costs incurred by Astellas pursuant to the joint development plan are recorded as a component of research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expense by $0.4 million and $1.1 million during the three months ended June 30, 2015 and 2014, respectively, and by $0.2 million and $2.3 million during the six months ended June 30, 2015 and 2014, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.4 million and $1.0 million at June 30, 2015 and 2014, respectively.

Under the agreement, the Company received cash payments related to cost reimbursements of $34,000 and $1.2 million during each of the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $2.2 million during each of the six months ended June 30, 2015 and 2014, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Clinical expenses	$1,255	$2,312
Salaries and benefits	910	1,744
Restructuring	904	—
Professional fees	378	685
Manufacturing and distribution	90	3,216
Other	1,014	1,344
	$4,551	$9,301

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

Pursuant to the Amended Loan Agreement, the Company is not required to pay principal on the new loan of $10.0 million for a period of time until November 1, 2015, provided, that such date may be extended if the Company achieves certain performance milestones, after which time, the Company is required to make monthly principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the Loan Agreement, the Company is not required to pay principal until January 1, 2015, at which time the Company is required to commence making 12 principal and interest payments. The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Company accounted for the Amended Loan Agreement as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

The Company must make interest payments on both loans each month they remain outstanding. Per annum interest is payable on the principal balance of both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75% as determined daily, provided however, that the per annum interest shall not exceed 15.0% (currently 11.9%). With respect to the new loan of $10.0 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2018, and with respect to the original loan with a principal balance of $11.6 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2016.

In addition to the obligations and covenants currently existing under the Loan Agreement, the Amended Loan Agreement contains a financial covenant, whereby the Company has agreed to maintain, with respect to the new loan of $10.0 million, a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. The financial covenant shall not apply after such time that the Company receives favorable data both with respect to its phase 2 clinical trial of ficlatuzumab and a phase 1 clinical trial of AV-380. The Company was in compliance with this and all other financial covenants at June 30, 2015 that are included in the Amended Loan Agreement.

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

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of June 30, 2015, the aggregate principal balance outstanding was $16.0 million.

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

Future minimum payments under the loans payable outstanding as of June 30, 2015 are as follows (amounts in thousands):

Years Ending December 31:
2015 (6 months remaining)	$7,411
2016	4,644
2017	4,644
2018	2,096
18,795
Less amount representing interest	(2,238)
Less discount	(716)
Less deferred charges	(540)
Less current portion	(7,985)
Loans payable, net of current portion and discount	$7,316

(7) Common Stock

In February 2015, the Company entered into an at-the-market issuance sales agreement with MLV & Co. LLC (“MLV”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through MLV as its sales agent. Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the sales agreement between the Company and MLV (the “Sales Agreement”), MLV will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by the Company at any time.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company amended its Sales Agreement with MLV (the “Amended Sales Agreement”) to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of June 30, 2015, the Company has sold approximately 3.4 million shares pursuant to the Sales Agreement and the Amended Sales Agreement, resulting in proceeds of approximately $5.8 million, net of commissions and issuance costs.

Approximately $13.5 million remains available for sale under the amended Sales Agreement.

(8) Stock-based Compensation

Stock Plans

The Company issued stock options and restricted stock awards during the six months ended June 30, 2015. A summary of the status of the Company’s stock option activity at June 30, 2015 and changes during the six months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,817,313	$4.45
Granted	3,104,834	$1.11
Exercised	(163,305)	$1.46
Forfeited	(2,338,733)	$2.13
Outstanding at June 30, 2015	6,420,109	$3.75	7.48	$1,797,511
Vested or expected to vest at June 30, 2015	3,311,468	$5.97	5.75	$551,581
Exercisable at June 30, 2015	2,313,241	$7.71	4.25	$133,884

Stock options to purchase 1,303,500 shares of common stock contain market conditions which were not deemed probable of vesting at June 30, 2015.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Three Months Ended June 30,
	2015	2014
Volatility factor	73.04%-73.36%	72.06-73.98%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.85%	1.88%
Dividend yield	—	—

Six Months Ended June 30,
	2015	2014
Volatility factor	73.04%-78.7%	72.06%-73.98%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.54-1.85%	1.88-2.02%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the six months ended June 30, 2015 and 2014 was $1.13 per share and $0.83 per share, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 71% and 57% as of June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $1.2 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 3.2 years. The intrinsic value of options exercised during the three and six months ended June 30, 2015 was $44,000 and $57,000, respectively. No options were exercised during the three and six months ended June 30, 2014.

The restricted stock activity for the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2014	477,600	$1.81
Granted	—	—
Cancelled	(196,680)	1.88
Expired	—	—
Vested/Released	(233,670)	1.80
Unvested at June 30, 2015	47,250	$1.61

As of June 30, 2015, there was approximately $32,000 of total unrecognized stock-based compensation expense related to restricted stock awards granted under the Plans. The expense is expected to be recognized over a weighted-average period of 0.6 years.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2014	Restructuring expense incurred during the six months ended June 30, 2015	Restructuring amounts paid during the six months ended June 30, 2015	Restructuring amounts accrued at June 30, 2015
	(in thousands)
Employee severance, benefits and related costs	$—	3,560	$(2,656)	904

The table above excludes non-cash stock-based compensation costs of approximately $0.1 million incurred as part of the restructuring during the six months ended June 30, 2015.

(10) Facility Lease Exit

In September 2014, the Company entered into the Lease Termination Agreement pursuant to which the Company immediately surrendered leased space that it had previously ceased using earlier in 2014. In connection with the Lease Termination Agreement, the Company agreed to pay the landlord a termination fee totaling $15.6 million of which approximately $5.0 remained due as of December 31, 2014. The Company also agreed to surrender its remaining leased space upon 90 days written notice prior to September 24, 2015. In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $2.9 million of depreciation expense during the six months ended June 30, 2015. Similarly, the Company accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through May 2015, resulting in an additional $3.5 million of amortization during the six months ended June 30, 2015. Upon the surrender of the remaining space, the Company had no further rights or obligations with respect to the lease. The Company has secured office space appropriate for its current needs under a cancellable arrangement that began in May 2015.

The following table summarizes the components of the Company’s lease exit activity recorded in current liabilities:

	Amounts accrued at December 31, 2014	Accretion Expense incurred during the six months ended June 30, 2015	Amounts paid during the six months ended June 30, 2015	Additional expense incurred during the six months ended June 30, 2015	Amounts recorded at June 30, 2015
	(in thousands)
Lease exit costs	$4,981	$224	$(5,477)	$272	$	−

In addition to the $0.5 million of expense for the six months ended June 30, 2015 included in the table above, lease exit expenses also include the write-off of $0.2 million of leasehold improvements.

(11) Legal Proceedings

Two purported shareholder class action lawsuits have been filed in the United States District Court for the District of Massachusetts against AVEO and certain of the Company’s former officers and present and former directors (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho). The cases were consolidated as In re AVEO Pharmaceuticals, Inc. Securities Litigation, No. 1:13-cv-11157-DJC, and in an amended complaint filed on February 3, 2014 the lead plaintiffs alleged that the Company made false and/or misleading statements concerning the development of the drug tivozanib and its prospects for FDA approval. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Company moved to dismiss the amended complaint, and after briefing and oral argument, on March 20, 2015, the Court granted the Company’s motion and dismissed the case without prejudice. The lead plaintiffs were allowed to amend and refile their complaint, and they filed a second amended complaint bringing similar allegations.  The Company filed a new motion to dismiss this second amended complaint on July 17, 2015, and the plaintiffs filed an opposition to that motion on July 31, 2015.  The Company intends to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, a different purported purchaser of AVEO stock filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, captioned Van Ingen v. Ha-Ngoc, et al., No. 1:14-cv-11672-DJC.  The suit named AVEO as a nominal defendant and also named as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breaches of fiduciary duty and abuse of control on the part of those directors. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in our favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which the Company opposed, and which the Court denied on June 30, 2015.  The Plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit.  The Company intends to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

(12) Subsequent Events

Pharmstandard Group

On August 4, 2015, the Company entered into an exclusive license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant”, or Pharmstandard, a subsidiary of Pharmstandard OJSC.  Under the License Agreement, the Company granted to Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.  Under this agreement, Pharmstandard is responsible for all activities and costs associated with the further development, regulatory filings, health services and commercialization of tivozanib in the specified territories.  Pharmstandard is obligated under the agreement to make an upfront payment to the Company of $1.5 million.  The Company is also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia.  If Russian regulatory authorities require additional studies to be conducted prior to approval, this amount would be reduced to $3.0 million.  In addition, the Company is eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the sublicensed territories. A percentage of all upfront, milestone and royalty payments received by the Company are due to KHK as a sublicensing fee. The Company is currently evaluating the accounting for this arrangement.

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

Company Overview

We are a biopharmaceutical company committed to developing targeted therapies through biomarker-driven insights to provide substantial improvements in patient outcomes where significant unmet medical needs exist. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. As further described below, we currently are exploring partnership opportunities to fund the further development of three of our four development programs, including our lead program for tivozanib.  Our development programs, which seek to advance our clinical stage assets, are as follows:

•

Tivozanib: Tivozanib is a potent, selective, long half-life vascular endothelial growth factor (“VEGF) tyrosine kinase inhibitor (“TKI”), of VEGF receptors 1, 2 and 3.  In 2006, we acquired the exclusive rights to develop and commercialize tivozanib in all countries outside of Asia under a license from Kyowa Hakko Kirin (formerly Kirin Brewery Co. Ltd.), or KHK. We have programs to evaluate tivozanib in several tumor types, including renal cell, colorectal and breast cancer.

Initial RCC Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment of renal cell carcinoma, or RCC.  The trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the sorafenib arm in overall survival, OS. In June 2013, the U.S. Food and Drug Administration, or FDA, issued a complete response letter informing us that it would not approve tivozanib for the treatment of first line advanced RCC based on the study data from this trial, and recommended that we perform an additional study that is adequately sized to reassure the FDA that there is no adverse effect on OS.

TIVO-1 Extension Study Results (One-way crossover from sorafenib to tivozanib):  We have completed a TIVO-1 extension study, known as Study 902, in which patients with advanced RCC received tivozanib as second-line treatment subsequent to disease progression on sorafenib in the Company’s phase 3 TIVO-1 first-line RCC study, and presented the final results at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2015. The final results show a median PFS in this setting of 11.0 months and median OS of 21.6 months, demonstrating the efficacy of tivozanib in a VEGF treatment refractory population.  We believe that the significant OS results demonstrated for tivozanib in Study 902 contributed to the discordance in the results between the OS and PFS in the TIVO-1 phase 3 trial.

Additional RCC Phase 3 Trial:  We are evaluating the opportunity to conduct an additional phase 3 trial of tivozanib in the refractory RCC setting using PFS as the primary endpoint and OS as a secondary endpoint, in order to address the overall survival concerns presented in the June 2013 complete response letter from the FDA.  Our proposed study design, which we have shared with the FDA, contemplates a randomized, controlled, multi-center, open-label Phase 3 study of approximately 314 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the study may include those who have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the study would be to show improved PFS. Secondary endpoints would include OS and objective response rate (ORR), as well as safety and pharmacokinetic endpoints.  On May 14, 2015, we received a written response from the FDA stating that the phase 3 study design we outlined, in patients with RCC who have failed at least two prior regimens, including VEGF therapy, “may support AVEO’s proposed indication for tivozanib in the 3rd line setting.” In response to whether the study, together with the TIVO-1 study, would be sufficient to support licensure of tivozanib as a treatment for advanced RCC, the FDA stated: “whether the results from this [third line] study can support AVEO’s proposal for tivozanib in the first line setting is a review issue.”  We are evaluating all options for funding, including partnerships, for the clinical and regulatory advancement of tivozanib in RCC as well as colorectal cancer, or CRC.

European MAA Filing:  We are also evaluating the clinical, regulatory and economic feasibility of seeking regulatory approval for tivozanib in Europe.  In November 2014, we filed a letter of intent with the European Medicines Agency, or EMA, allowing us to begin exploring the submission of a Marketing Authorization Application, or MAA, for tivozanib for the treatment of RCC based on clinical trials conducted to date. In late April 2015, we met with our assigned Rapporteur and co-Rapporteur from the EMA in pre-submission advisory meetings to discuss the potential for filing an MAA.  On June 3, 2015, the Rapporteur and co-Rapporteur delivered their confirmation of support for the filing of an MAA.  The Rapporteur (from Portugal) and Co-Rapporteur (from the United Kingdom) are the two appointed members of the Committee for Medicinal Products for Human Use (CHMP) who would lead the evaluation of the MAA, if submitted.   The application would be based on our existing dataset, which includes the results from the TIVO-1 study of tivozanib in the first-line treatment of RCC in which tivozanib demonstrated a significant improvement over sorafenib in the study’s primary endpoint of PFS.  At the advisory meetings, we provided data that we believe demonstrates that the discordance in OS, the secondary endpoint of the study, was attributable to the one-way crossover design of the study. The final meeting minutes reflect that the Rapporteurs “did not see a ‘blocking issue’ with the OS trend” and that we “clearly presented a credible story for the Rapporteurs to assess but one which would need to be supported with very careful reasoning.” The Rapporteurs also noted that they “cannot advise on [the] final outcome of the review.”  Based on our assessment of the economic and infrastructure requirements associated with filing an MAA and subsequently launching tivozanib in Europe, we are evaluating partnership opportunities for the European market in parallel with our continued preparation for a potential filing.

CRC Phase 2 Results:  We recently announced results from a predefined biomarker analysis of our BATON-CRC study, a randomized phase 2 clinical trial of modified FOLFOX6, a commonly used chemotherapy, combined with tivozanib or Avastin® (bevacizumab), which both target angiogenesis signaling pathways, in first line treatment of metastatic CRC. In this study, among prospectively defined biomarkers, a subgroup of patients with low serum neuropilin-1, or NRP-1, a cell surface protein that modulates blood vessel development, showed an improved PFS versus patients with high serum NRP-1 in both treatment arms, supporting the value of serum NRP-1 as a potential prognostic marker for angiogenesis inhibitors.  Further, in the subgroup with samples available at the interim analysis, patients identified using a research-use assay to have low serum NRP-1 (below the median, representing 50% of the population) demonstrated longer PFS when treated with tivozanib compared to bevacizumab, which suggests that first line colorectal cancer patients with low NRP-1 levels may benefit from treatment with tivozanib over bevacizumab, a standard of care in this disease. In April 2015, we contracted with Myriad RBM, Inc., or Myriad, pursuant to which Myriad will assist us to identify a NRP-1 antibody which could produce comparable outcomes and be suitable for the development of a commercializable companion diagnostic assay for tivozanib in CRC.  We have presented the results from the phase 2 BATON-CRC study and the Company’s ongoing assay development efforts to the FDA in connection with our evaluation of a proposed pivotal phase 3 trial of tivozanib in CRC.  In response to questions we posed to the FDA regarding this proposed trial, the FDA suggested that we continue work on the development of our biomarker assay to address variability between assays presented, and that, at present, “insufficient data exists to determine the appropriateness of this [NRP-1 low] subgroup” for the proposed phase 3 study. This feedback is consistent with the Company’s current clinical strategy and discussions with cancer research cooperative groups. As such, we hope to identify a commercially viable assay, which will enable a prospectively defined, randomized Phase 2 study.

Monetizing Assets in Areas Outside of Our Core Strategic Focus:

Ophthotech Option for Ocular Conditions (Non-Oncologic):  In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation, or Ophthotech, under which we granted Ophthotech an option to develop and commercialize tivozanib for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Pharmstandard License Agreement for Russia, Ukraine and the CIS:  On August 4, 2015, we entered into a license agreement under which we granted to a subsidiary of Pharmstandard OJCE the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.  Under this agreement, Pharmstandard is be responsible for all activities and costs associated with the further development, regulatory filings, health services and commercialization of tivozanib in the specified territories.

•

Ficlatuzumab: Ficlatuzumab is a potent Hepatocyte Growth Factor (“HGF”) inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, a TKI, of the epidermal growth factor receptor (“EGFR”), and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib, an EGFR TKI, in first line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent-to-treat population. However, an exploratory analysis using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. VeriStrat is commercially available to help physicians guide treatment decisions for patients with second line advanced NSCLC. Data from the exploratory analyses with VeriStrat prompted the development of a separate investigational companion diagnostic test called BDX004. Based upon the exploratory analyses, BDX004 may be indicative of a predictive biomarker for the combination of ficlatuzumab and EGFR TKI over EGFR TKI alone in the first line EGFR mutation patients who have been previously identified to not respond well to the current standard of care.

In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with BDX004, a serum based diagnostic test which has been derived from the VeriStrat test, employing the same methodology and data processing algorithms as VeriStrat, for use in a confirmatory clinical trial. Pursuant to the Biodesix agreement, in December 2014 we initiated a phase 2 confirmatory study of ficlatuzumab, which we refer to as the FOCAL study, in combination with erlotinib in first line advanced NSCLC patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to the EGFR TKI. We hope to begin patient enrollment this year. Biodesix will fund up to $15 million of the cost of this study, as well as all of the costs associated with development and registration of BDX004, and any additional development, regulatory and commercial costs for ficlatuzumab will be shared equally. Under the Biodesix agreement, subject to regulatory approval, AVEO would lead worldwide commercialization of ficlatuzumab.

•

AV-203: AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heregulin), levels predict AV-203 anti-tumor activity in preclinical models. We have completed a phase 1 dose escalation study of AV-203, which established a recommended phase 2 dose of AV-203 at 20mg/kg intravenously every 2 weeks, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. No anti-drug antibodies were detected, and pharmacokinetic results indicated a dose-proportional increase in levels of AV-203.

The expansion cohort of this study among patients with a specific biomarker has been discontinued. We are seeking to pursue further clinical development of AV-203 with a strategic partner.

•

AV-380: AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as diseases outside of cancer including chronic kidney disease, congestive heart failure, and chronic obstructive pulmonary disease (COPD). We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome and focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present. (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia alone is over 400,000 patients (Am J Clin Nutr 2006).

In September 2014, we presented the results from four preclinical studies of AV-380 in various in vivo cachexia models and in vitro assays at the 2nd Cancer Cachexia Conference held in Montreal Canada. Our research was also selected for presentation in an oral session at the conference. In April 2015, we also presented the results from a preclinical study of AV-380 in a cachectic human tumor xenograft model at the Annual Meeting of the American Association of Cancer Research. The Company has established preclinical proof of concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of an overall survival benefit.

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

We have devoted substantially all of our resources to our drug discovery efforts, comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions relating to these operations. We have generated no revenue from product sales through June 30, 2015, and through such date have principally funded our operations through the proceeds from our strategic partnerships, sales of stock to investors and loan agreements with Hercules Technology II, L.P. and Hercules Technology III, L.P.

We do not have a history of being profitable and, as of June 30, 2015, we had an accumulated deficit of $496.4 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities.

Strategic Partnerships

Pharmstandard Group

On August 4, 2015, we entered into an exclusive license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant”, or Pharmstandard, a subsidiary of Pharmstandard OJSC, under which we granted Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.

Pharmstandard is obligated to use commercially reasonable efforts to develop and commercialize tivozanib throughout the licensed territories, and Pharmstandard has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the licensed territories.   Pharmstandard is obligated to file an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma no later than the first anniversary of the license agreement, unless Russian regulatory authorities require Pharmstandard to conduct an additional clinical trial prior to approval and Pharmstandard is actively performing such trial.

Pharmstandard is obligated under the agreement to make an upfront payment to us of $1.5 million. We are also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia.  If Russian regulatory authorities require additional studies to be conducted prior to approval, this amount would be reduced to $3.0 million.  In addition, we are eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the sublicensed territories.  A percentage of all upfront, milestone and royalty payments we receive under the agreement are due to KHK as a sublicensing fee.

Ophthotech Corporation

In November 2014 we entered into a research and exclusive option agreement with Ophthotech Corporation.  Under this agreement, we granted Ophthotech an option to exclusively license the right to develop and commercialize tivozanib in all territories outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Pursuant to this option agreement, we granted to Ophthotech an exclusive, royalty free license or sublicense, as applicable, under intellectual property rights controlled by us solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the option period.  These activities include formulation work for ocular administration, preclinical research and the conduct of a phase 1/2a, proof of concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration (the “POC Study”).

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

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas and certain of its indirect wholly-owned subsidiaries pursuant to which we and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers. On February 12, 2014, Astellas exercised its right to terminate the agreement. The termination of the agreement became effective August 11, 2014, at which time all rights to tivozanib that had been sublicensed to Astellas returned to us. In accordance with the collaboration and license agreement, we and Astellas agreed to equally share committed development costs, including the costs of completing certain tivozanib clinical development activities that were initiated as part of our partnership with Astellas.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. We expect our overhead expenses to continue to decrease in future periods as a result our January 2015 restructuring and move to a smaller facility in May 2015. Below is a summary of our research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Tivozanib	$993	$3,551	$2,438	$6,418
AV-380 Program in Cachexia	282	1,898	757	4,162
Ficlatuzumab	─	852	─	1,532
AV-203	79	726	366	1,199
Other pipeline programs	─	25	11	25
Other research and development	─	26	10	42
Overhead	487	2,222	954	7,689
Total research and development expenses	$1,841	$9,300	$4,536	$21,067

Tivozanib

With the termination of our partnership with Astellas and the return of our tivozanib rights, we plan on pursuing partnering options to fund further tivozanib development in appropriate clinical settings. We continue to share the costs of development activities to which we and Astellas were committed at the time the partnership was terminated.

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

We anticipate that our general and administrative expenses will decrease in 2015 as compared to 2014 due to the January 2015 restructuring and our relocation to a smaller facility during the second quarter of 2015. This decrease may be partially offset by an increase in legal costs associated with the ongoing shareholder litigation and U.S. Securities and Exchange Commission, or SEC, investigation described in this report under the heading “Legal Proceedings” below in Part II—Item 1.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2015, we are forecasting a net loss for the year ended December 31, 2015, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the six month period ended June 30, 2015. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenue	$134	$1,846	$(1,712)	(93)%
Operating expenses:
Research and development	1,841	9,300	(7,459)	(80)%
General and administrative	2,889	4,846	(1,957)	(40)%
Restructuring and lease exit	25	5,165	(5,140)	(100)%
Total operating expenses	4,755	19,311	(14,556)	(75)%
Loss from operations	(4,621)	(17,465)	12,844	74%
Other expense, net	(209)	(2)	(207)	10,350%
Interest expense	(633)	(502)	(131)	26%
Interest income	7	10	(3)	(30)%
Net loss	$(5,456)	$(17,959)	$(12,503)	(70)%

The following table sets forth revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
Strategic Partner:
Biogen Idec	$76	$77	(1)	(1)%
Ophthotech	58	—	58	—
Astellas	—	1,769	(1,769)	(100)%
	$134	$1,846	$(1,712)	(93)%

Revenue. Revenue for the three months ended June 30, 2015 was $0.1 million compared to $1.8 million for the three months ended June 30, 2014, a decrease of approximately $1.7 million. The decrease was primarily due to an additional $1.8 million in revenue recognized in the second quarter of 2014 in connection with our agreement with Astellas, which concluded in August 2014.

Research and development. Research and development, or R&D, expenses for the three months ended June 30, 2015 were $1.8 million compared to $9.3 million for the three months ended June 30, 2014, a decrease of $7.5 million or 80%. The decrease is primarily attributable to a $1.5 million decrease in employee compensation and travel costs and a decrease of $1.8 million in facilities, IT, and other costs following our January 2015 restructuring and the reduction of our utilized facility space as well as a $4.2 million decrease in external clinical trial and consulting costs primarily associated with the decreased tivozanib clinical development activity and AV-380 preclinical development activity.

General and administrative. General and administrative expenses for the three months ended June 30, 2015 were $2.9 million compared to $4.8 million for the three months ended June 30, 2014, a decrease of $1.9 million or 40%. The decrease is primarily the result of a $0.3 million decrease in external legal costs associated with various ongoing legal matters and a $1.6 million decrease in employee compensation, facilities and IT costs following our January 2015 restructuring and the reduction of our utilized facility space.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended June 30, 2015 were $25,000 compared to $5.2 million for the three months ended June 30, 2014. The expenses incurred during the three months ended June 30, 2015 relate to accretion expense associated with our lease termination liability for the 650 E. Kendall Street facility. The expenses incurred during the three months ended June 30, 2014 relate to expenses associated with the portion of the 650 E. Kendall Street facility that we ceased using during that quarter.

Interest expense. Interest expense for the three months ended June 30, 2015 was $0.6 million compared to $0.5 million for the three months ended June 30, 2014, an increase of $0.1 million or 26%. The increase is primarily attributable to the increase in the outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended June 30, 2015 was $7,000 compared to $10,000 for the three months ended June 30, 2014, a decrease of $3,000 or 30%. The decrease in interest income is primarily due to a lower average cash balance during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for each of the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenue	$268	$17,135	$(16,867)	(98)%
Operating expenses:
Research and development	4,536	21,067	(16,531)	(78)%
General and administrative	6,144	10,400	(4,256)	(41)%
Restructuring and lease exit	4,358	9,025	(4,667)	(52)%
Total operating expenses	15,038	40,492	(25,454)	(63)%
Loss from operations	(14,770)	(23,357)	8,587	(37)%
Other (expense) income, net	(223)	5	(228)	(4,560)%
Interest expense	(1,349)	(1,083)	(266)	25%
Interest income	12	26	(14)	(54)%
Net loss	$(16,330)	$(24,409)	$8,079	(33)%

The following table sets forth revenue for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
Strategic Partner:
Biogen Idec	$152	$14,367	(14,215)	(99)%
Ophthotech	116	—	116	—
Astellas	—	2,768	(2,768)	(100)%
	$268	$17,135	$(16,867)	(98)%

Revenue. Revenue for the six months ended June 30, 2015 was $0.3 million compared to $17.1 million for the six months ended June 30, 2014, a decrease of approximately $16.8 million. The decrease was primarily due to an additional $14.3 million in revenue recognized in connection with modification of our agreement with Biogen in March 2014 and the termination of our agreement with Astellas in August 2014.

Research and development. Research and development, or R&D, expenses for the six months ended June 30, 2015 were $4.5 million compared to $21.1 million for the six months ended June 30, 2014, a decrease of $16.6 million or 78%. The decrease is primarily attributable to a $3.5 million decrease in employee compensation and travel costs and a decrease of $5.1 million in facilities, IT, and other costs following our January 2015 restructuring and the reduction of our utilized facility space as well as a $8.0 million decrease in external clinical trial and consulting costs associated with the decreased clinical and preclinical development activity.

General and administrative. General and administrative expenses for the six months ended June 30, 2015 were $6.1 million compared to $10.4 million for the six months ended June 30, 2014, a decrease of $4.3 million or 41%. The decrease is primarily the result of a $0.9 million decrease in external legal costs associated with various ongoing legal matters and a $3.4 million decrease in employee compensation, facilities and IT costs following our January 2015 restructuring and the reduction of our utilized facility space.

Restructuring and lease exit. Restructuring and lease exit expenses for the six months ended June 30, 2015 were $4.4 million compared to $9.0 million for the six months ended June 30, 2014. The expenses incurred during the six months ended June 30, 2015 primarily relate to the January 2015 restructuring, which was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions. The expenses incurred during the six months ended June 30, 2014 relate to expenses associated with the portion of our former 650 E. Kendall Street facility that we ceased using.

Interest expense. Interest expense for the six months ended June 30, 2015 was $1.3 million compared to $1.1 million for the six months ended June 30, 2014, an increase of 25%. The increase is primarily attributable to the increase in the outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the six months ended June 30, 2015 was $12,000 compared to $26,000 for the six months ended June 30, 2014, a decrease of $14,000 or 54%. The decrease in interest income is primarily due to a lower average cash balance during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of June 30, 2015, we had cash and cash equivalents of approximately $26.8 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(27,250)	$(35,220)
Net cash provided by investing activities	1,188	34,078
Net cash provided by (used in) financing activities	522	(6,322)
Net decrease in cash and cash equivalents	$(25,540)	$(7,464)

For the six months ended June 30, 2015 and 2014, our operating activities used cash of $27.3 million and $35.2 million, respectively. Cash used by operations for the six months ended June 30, 2015 and 2014 was due primarily to our net loss adjusted for non-cash items and changes in working capital.

For the six months ended June 30, 2015 and 2014, our investing activities provided cash of $1.2 million and $34.1 million, respectively. Cash provided by investing activities for the six months ended June 30, 2015 was primarily the net result of the proceeds from the maturity of marketable securities and the sale of equipment. Cash provided by investing activities for the six months ended June 30, 2014 was primarily the net result of maturities and sales of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $11.8 million, which were primarily associated with the build-out of our leased facilities, all of which for 2014 was reimbursed to us by our landlord via tenant improvement allowances under our leases.

For the six months ended June 30, 2015 and 2014, our financing activities provided (used) cash of $0.5 million and ($6.3) million, respectively. The increase in cash provided by financing activities is primarily the result of the receipt of proceeds from the sale of common stock during the six months ended June 30, 2015.

At-The-Market Issuance Sales Agreements with MLV

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through MLV as our sales agent.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf.  The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15 million of our common stock under the 2015 Shelf.  The prior offering initiated under the Sales Agreement expired along with the 2012 Shelf. As of June 30, 2015, we have sold approximately 3.4 million shares pursuant to the Sales Agreement and the amended Sales Agreement, resulting in proceeds of approximately $5.8 million, net of commissions and issuance costs. Approximately $13.5 million remains available for sale under the amended Sales Agreement.

Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the amended Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the amended Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We are required to pay MLV a commission of up to 3% of the gross proceeds. The amended Sales Agreement may be terminated by us at any time.

Credit Facilities. On September 24, 2014, we amended our loan and security agreement, which we refer to as the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we originally entered into on May 28, 2010 and previously amended on December 21, 2011 and March 31, 2012. Pursuant to the Amended Loan Agreement, we received a new loan in an aggregate principal amount of $10.0 million and amended the terms of our original loan with Hercules, which had an outstanding principal balance of $11.6 million at the date of the amendment. We are not required to make any principal payments on the new loan of $10.0 million until November 1, 2015, which date may be extended if we achieve certain performance milestones, and after which time we will be required to make monthly principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the original loan, we were not required to pay principal until January 1, 2015, at which time we were required to commence making twelve (12) principal and interest payments. The original loan agreement also included an obligation to pay a deferred financing charge of $1.2 million which we paid on June 1, 2014, and which has been recorded as a loan discount and is being amortized to interest expense over the term of the original loan using the effective interest rate method. We recorded a liability for the full amount of the charge because the payment of such amount was not contingent on any future event.

The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Amended Loan Agreement also has a financial covenant with respect to the new loan, whereby we have agreed to maintain a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. This financial covenant will not apply after such time as we receive favorable data both with respect to our phase 2 clinical study of ficlatuzumab and a phase 1 clinical study of AV-380. We continued to be in compliance with all financial covenants under the Amended Loan Agreement at June 30, 2015. We must make interest payments on both loans each month the loans remains outstanding. Per annum interest is payable on each loan at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, provided, however, that the per annum interest shall not exceed 15.0%. Our annual interest rate as of June 30, 2015 is 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments.

The loan is secured by a lien on all of our personal property (other than intellectual property). As of June 30, 2015, the principal balance outstanding was $16.0 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets.

We believe that our cash resources will allow us to fund our current operations at least through the third quarter of 2016. This estimate does not include our payment of potential licensing milestones or the costs of conducting any contemplated clinical trials and assumes no milestone payments from our partners, additional funding from new partnership agreements, equity financings, debt financings or accelerated repayment thereof or further sales under our ATM. The timing and nature of activities contemplated for 2015 and 2016 will be conducted subject to the availability of sufficient financial resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents of $26.8 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, asset-backed commercial paper, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan agreement, pursuant to which we increased the principal amount to $26.5 million. In September 2014, we entered into a further amendment to the loan agreement, pursuant to which we borrowed a new loan of $10.0 million, which is in addition to the existing loan which had an outstanding principal balance of $11.6 million. As of June 30, 2015 our aggregate principal balance outstanding on our loans was $16.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of June 30, 2015, and expected loan payments during 2015, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of June 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two purported shareholder class action lawsuits have been filed in the United States District Court for the District of Massachusetts against AVEO and certain of our former officers and present and former directors (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho). The cases were consolidated as In re AVEO Pharmaceuticals, Inc. Securities Litigation, No. 1:13-cv-11157-DJC, and in an amended complaint filed on February 3, 2014 the lead plaintiffs alleged that AVEO made false and/or misleading statements concerning the development of the drug tivozanib and its prospects for FDA approval. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. We moved to dismiss the amended complaint, and after briefing and oral argument, on March 20, 2015, the Court granted our motion and dismissed the case without prejudice. The lead plaintiffs were allowed to amend and refile their complaint, and they filed a second amended complaint bringing similar allegations.  We filed a new motion to dismiss this new complaint on July 17, 2015, and the plaintiffs filed an opposition to that motion on July 31, 2015.  We intend to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, a different purported purchaser of AVEO stock filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, captioned Van Ingen v. Ha-Ngoc, et al., No. 1:14-cv-11672-DJC.  The suit named AVEO as a nominal defendant and also named as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breaches of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in our favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which we opposed, and which the Court denied on June 30, 2015.  The Plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit.  We intend to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, we received a subpoena from the SEC, requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others. We are fully cooperating with the SEC regarding this non-public fact-finding inquiry. The SEC has informed us that this inquiry should not be construed as an indication that any violations of law have occurred or that the SEC has any negative opinion of any person, entity or security.

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

We currently are exploring partnership opportunities to fund the further development of a majority of our development programs, including our lead program for tivozanib as well as AV-203 and AV-380. Accordingly, our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with major biotechnology or pharmaceutical companies to support the development and commercialization of these product candidates. In these partnerships, we would expect our strategic partner to provide substantial funding, as well as significant capabilities in research, development, marketing and sales.

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates and programs because our development pipeline may be deemed insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy.

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could have an adverse effect on our business or our operating plan, including delaying the development and commercialization of our product candidates.

Moreover, if we fail to establish and maintain additional strategic partnerships related to our product candidates:

•	we will have limited resources with which to continue to operate our business and we may not be able to successfully complete any other strategic transactions;
•	the development of certain of our product candidates may be terminated or delayed; and
•	our cash expenditures related to development of our product candidates would increase significantly, and we do not have the cash resources to develop our product candidates on our own.

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

We believe that our existing cash resources will allow us to fund our current operations at least through the third quarter of 2016.

Because of the numerous risks and uncertainties associated with the development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future capital requirements depend on many factors, including:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of developing our product candidates, and conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of lawsuits against us, including the current lawsuits described under “Part II, Item 1—Legal Proceedings;”
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize, and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We have incurred net losses in all prior reporting periods, other than for the year ended December 31, 2011, including a net loss of $16.3 million during the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $496.4 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

If we do not successfully develop and obtain regulatory approval for our existing and future pipeline of product candidates, and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales.  Even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We and certain of our former officers and present and former directors have been named as defendants in multiple lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our former officers and present and former directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements concerning the development of our drug tivozanib and its prospects for FDA approval.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, but the lead plaintiffs have filed a second amended complaint bringing similar allegations. We filed a new motion to dismiss this new complaint on July 17, 2015, and the plaintiffs filed an opposition to that motion on July 31, 2015.  Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation.  The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015.  The plaintiff has appealed the court’s decision to the United States Court of Appeals for the First Circuit. Additionally, in July 2013, we received a subpoena from the SEC requesting documents and information concerning tivozanib, including related communications with the FDA, investors and others.

We intend to continue to deny these allegations and to engage in a vigorous defense of these lawsuits and we are fully cooperating with the SEC regarding its non-public fact-finding inquiry. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

Our business is in early stage of development, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

All of our product candidates are in early stages of development. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as an early stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management personnel. We are highly dependent upon our senior management, as well as others on our management team. The reduction in force related to the restructuring we completed this year could make it more difficult to retain or attract employees in the future. The loss of services of employees, and in particular, of a member of management could delay or prevent our ability to successfully maintain or enter into new licensing arrangements or collaborations, the successful development of our product candidates, the completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.

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

Unfavorable outcomes in an intellectual property litigation could limit our research and development activities and/or our ability to commercialize certain products.

If third parties successfully assert intellectual property rights against us, we might be barred from using aspects of our technology platform, or barred from developing and commercializing related products. Prohibitions against using specified technologies, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner in order to continue our research and development programs or our existing partnerships or to market our product(s). It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize specified products, or both.

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

An intellectual property litigation could lead to unfavorable publicity that could harm our reputation and cause the market price of our common stock to decline.

During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. In such event, the market price of our common stock may decline.

AV-380 and tivozanib are protected by patents exclusively licensed from other companies or institutions. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position would be harmed and our partnerships could be terminated.

Certain of our product candidates depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we are using in our AV-380 program, and from KHK for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, the partners to which we have sublicensed certain rights under these licenses would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced.  This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, or ODAC, securities class-action litigation has often been instituted against companies. For example, we, and certain of our former officers and present and former directors, have been named as defendants in a consolidated purported class action lawsuit following our announcement of the ODAC vote. Moreover, a plaintiff has filed a derivative complaint allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

At June 30, 2015, we had $26.8 million of cash and cash equivalents consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 5. Other Information.

On August 4, 2015, which we refer to as the Effective Date, we entered into a License Agreement with JSC “Pharmstandard- Ufimskiy Vitamin Plant”, or Pharmstandard, a company registered under the laws of the Russian Federation.  Pharmstandard is a subsidiary of Pharmstandard OJSC.  Under the license agreement, we granted to Pharmstandard the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States, which we refer to as the Licensed Territories, for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

Under the license agreement, Pharmstandard is required to make an upfront payment to us of $1.5 million, of which $1.0 million is payable within ten (10) business days of the Effective Date (or, if later, upon our delivery to Pharmstandard of a Certification of U.S. Tax Residency), and $500,000 is payable within fifteen (15) business days of the date the license agreement is registered with the Federal Service for Intellectual Property of the Russian Federation.  We are also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia.  If Russian regulatory authorities require additional studies to be conducted by Pharmstandard prior to approval, this amount would be reduced to $3.0 million. In addition, we are eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the Licensed Territories.

Pharmstandard is obligated to use commercially reasonable efforts to develop and commercialize tivozanib throughout the Licensed Territories, and Pharmstandard has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the Licensed Territories.   Pharmstandard is obligated to file an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma no later than the first anniversary of the Effective Date, unless Russian regulatory authorities require Pharmstandard to conduct an additional clinical trial prior to approval and Pharmstandard is actively performing such trial.

The term of the license agreement commenced on the Effective Date and will continue on a product-by-product and country-by-country basis until the later to occur of (a) the expiration of the last valid patent claim for such product in such country, (b) the expiration of the last marketing authorization for such product in such country or (c) the 10th anniversary of the first commercial sale of such product in such country.   Either party may terminate the license agreement in the event of a material breach by the other party that remains uncured, following receipt of written notice of such breach, for a period of (a) thirty (30) days, in the case of breach for nonpayment of any amount due under the license agreement, and (b) ninety (90) days, in the case of any other material breach.  After the first anniversary of the Effective Date, Pharmstandard may terminate the license agreement at any time upon ninety (90) days’ prior written notice. In addition, we may terminate the license agreement upon thirty (30) days’ prior written notice if Pharmstandard challenges certain patents controlled by us or KHK, our licensor, related to tivozanib.

A percentage of all upfront, milestone and royalty payments we receive pursuant to the license agreement are due to KHK as a sublicensing fee under the License Agreement between us and KHK dated as of December 21, 2006.  The Pharmstandard license agreement is subject to the terms and conditions of the KHK license agreement, which is required to be maintained in effect in the Licensed Territories.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 10, 2015	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Amendment No. 1 to ATM Sales Agreement, dated May 7, 2015 by and between the Registration and MLV & Co. LLC.	10Q	001-34655	05/07/2015	10.6

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X