Form 10-Q
period 2015-09-30
AVEO PHARMACEUTICALS INC
filed 2015-11-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 2, 2015: 58,179,121

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,739	$52,306
Marketable securities	2,500	—
Restricted cash	2,863	2,997
Accounts receivable	2,334	2,341
Prepaid expenses and other current assets	1,364	1,484
Total current assets	43,800	59,128
Property and equipment, net	52	11,295
Other assets	164	239
Total assets	$44,016	$70,662
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$290	$3,245
Accrued expenses	5,453	9,301
Loans payable, net of discount	4,217	11,722
Deferred revenue	457	537
Lease exit obligation	—	4,981
Deferred rent	—	10,569
Total current liabilities	10,417	40,355
Loans payable, net of current portion and discount	8,260	8,930
Deferred revenue	884	231
Other liabilities	577	540
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 200,000 shares authorized; 58,177 and 52,289 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	58	52
Additional paid-in capital	512,259	500,582
Accumulated other comprehensive income (loss)	1	—
Accumulated deficit	(488,440)	(480,028)
Total stockholders’ equity	23,878	20,606
Total liabilities and stockholders’ equity	$44,016	$70,662

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration and licensing revenue	$15,158	$873	$15,426	$18,007
Operating expenses:
Research and development	4,466	8,485	9,002	29,552
General and administrative	2,225	5,084	8,367	15,485
Restructuring and lease exit	—	1,403	4,358	10,426
	6,691	14,972	21,727	55,463
Income (loss) from operations	8,467	(14,099)	(6,301)	(37,456)
Other income and expense:
Other (expense) income, net	(22)	98	(245)	103
Interest expense	(533)	(439)	(1,880)	(1,522)
Interest income	2	4	14	30
Other expense, net	(553)	(337)	(2,111)	(1,389)
Net income (loss)	$7,914	$(14,436)	$(8,412)	$(38,845)
Basic net income (loss) per share
Net income (loss) per share	$0.14	$(0.28)	$(0.15)	$(0.75)
Weighted average number of common shares outstanding	56,794	51,771	54,880	51,690
Dilutive net income (loss) per share
Net income (loss) per share	$0.14	$(0.28)	$(0.15)	$(0.75)
Weighted average number of common shares and dilutive common share equivalents outstanding	57,016	51,771	54,880	51,690

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$7,914	$(14,436)	$(8,412)	$(38,845)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1	(2)	1	2
Comprehensive income (loss)	$7,915	$(14,438)	$(8,411)	$(38,843)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(8,412)	$(38,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	232	7,600
Depreciation and amortization	9,561	2,764
Accretion	224	—
Loss (gain) on disposal of fixed assets	230	(122)
Stock-based compensation	1,180	2,578
Non-cash interest expense	344	139
Amortization of premium and discount on investments	33	218
Changes in operating assets and liabilities:
Restricted cash	135	598
Accounts receivable	7	(674)
Tenant improvement allowance receivable	—	5,637
Prepaid expenses and other current assets	120	(270)
Other noncurrent assets	75	244
Accounts payable	(2,958)	(2,585)
Accrued expenses	(3,848)	(4,263)
Deferred revenue	573	(18,007)
Lease exit obligation	(5,205)	7,798
Deferred rent	(10,569)	(6,033)
Other liabilities	37	—
Net cash used in operating activities	(18,241)	(43,223)
Investing activities
Purchases of marketable securities	(11,581)	(38,056)
Proceeds from maturities and sales of marketable securities	9,050	102,107
Purchases of property and equipment	(14)	(12,875)
Proceeds from sale of property and equipment	1,241	183
Net cash (used in) provided by investing activities	(1,304)	51,359
Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,217	—
Proceeds from exercise of stock options and issuance of common and restricted stock	278	191
Loan proceeds	—	10,000
Loan issuance cost	—	(1,388)
Principal payments on loans payable	(8,517)	(7,785)
Net cash provided by financing activities	1,978	1,018
Net decrease in cash and cash equivalents	(17,567)	9,154
Cash and cash equivalents at beginning of period	52,306	50,826
Cash and cash equivalents at end of period	$34,739	$59,980
Supplemental cash flow information
Cash paid for interest	$1,619	$1,447
Non-cash financing activity
Fair value of warrants issued in connection with loan payable	—	$413

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

(i)

Tivozanib: A potent, selective, long half-life vascular endothelial growth factor (“VEGF”) tyrosine kinase inhibitor (“TKI”) of VEGF receptors 1, 2 and 3. The Company is evaluating several potential paths for the development of tivozanib, including a second phase 3 trial of tivozanib in refractory renal cell carcinoma, or RCC, to support an application for U.S. regulatory approval; the filing of a Marketing Authorization Application to seek European regulatory approval for tivozanib in RCC on the basis of existing trial data; and a phase 2 study for tivozanib in the first line treatment of metastatic colorectal cancer, or CRC, in a subgroup of patients with low serum neuropilin-1 (below the median, representing 50% of the population), a cell surface protein that modulates blood vessel development. Furthermore, the Company has entered into agreements to allow it to monetize tivozanib in areas outside of the Company’s core strategic focus. The Company has granted Ophthotech Corporation an option to develop and commercialize tivozanib for use in non-oncologic ocular conditions, and the Company has sublicensed to a subsidiary of Pharmstandard OJCE exclusive rights to develop and commercialize tivozanib for all conditions (excluding non-oncologic ocular conditions) in Russia, Ukraine and the Commonwealth of Independent States (CIS).

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

(iv)

AV-380: A potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia, a serious and common complication of advanced cancer and a number of chronic diseases including chronic kidney disease, congestive heart failure and chronic obstructive pulmonary disease. The Company has established preclinical proof of concept for GDF15 as a key driver of cachexia.  In August 2015, the Company granted Novartis International Pharmaceuticals Ltd. (“Novartis”) an exclusive worldwide license to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15. Novartis is responsible for all further activities and costs to develop and commercialize AV-380.

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

The Company has an accumulated deficit as of September 30, 2015 of approximately $488.4 million, and will require substantial additional capital for research and product development.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is unaudited and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2014 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at September 30, 2015 consisted of money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper, maintained by an investment manager totaling $27.7 million. Cash equivalents at December 31, 2014 consisted of money market funds, U.S. government agency securities and corporate debt securities, including commercial paper, maintained by an investment manager totaling $36.6 million. The carrying values of our cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at September 30, 2015 consisted of corporate debt securities maintained by an investment manager. The Company did not maintain any marketable securities at December 31, 2014. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issuance. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-

sale. Unrealized gains and losses are included in other comprehensive income (loss) until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of marketable securities during the three months ended September 30, 2015 and 2014.

Available-for-sale securities at September 30, 2015 consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015:
Corporate debt securities (Due within 1 year)	$2,499	1	—	$2,500

There were no securities that were in an unrealized loss position at September 30, 2015.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to marketable securities is reduced as a result of the Company’s policy to limit the amount invested in any one issuance.

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
•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of September 30, 2015.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$15,202	$12,488	$—	$27,691
Marketable securities	—	2,500	—	2,500
	15,202	14,988	—	30,191

	Fair Value Measurements of Cash Equivalents as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$28,777	$7,834	$—	$36,611

The fair value of the Company’s loans payable at September 30, 2015, computed pursuant to a discounted cash flow technique using a market interest rate, was $13.0 million and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred financing charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. During the quarter ended June 30, 2015, the Company transitioned to new office space and, as a result, revised the estimated useful life of its office furniture, resulting in an increase in depreciation expense of approximately $0.4 million during the nine months ended September 30, 2015.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. No impairment charges were recognized during the three months ended September 30, 2015 and September 30, 2014. The Company recognized $0.2 million and $7.6  million of impairment losses for the nine months ended September 30, 2015 and 2014, respectively, related to leasehold improvements.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding which exclude unvested restricted stock. Potential common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. After applying the treasury stock method for those instruments that were “in-the-money,” the dilutive effect of stock options and warrants resulted in an increase in the weighted-average number of dilutive common share equivalents outstanding of 222,000 used in calculating diluted earnings per common share for the three months ending September 30, 2015. For periods presented during which the Company had a net loss, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same for those periods.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share-diluted for the nine months ended September 30, 2015 and 2014 because their inclusion would have been anti-dilutive:

	Outstanding at September 30,
	2015	2014
	(in thousands)
Options outstanding	5,826	5,825
Warrants outstanding	609	609
	6,435	6,434

The following table sets forth the potential common shares excluded from the calculation of net income per common share—diluted for the three months ended September 30, 2015 and the calculation of net loss per common share—diluted for the three months ended September 30, 2014 because their inclusion would have been anti-dilutive:

	Outstanding at September 30,
	2015	2014
	(in thousands)
Options outstanding	4,096	5,825
Warrants outstanding	─	609
	4,096	6,434

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and nonemployee consultants. The Company also issues shares under an employee stock purchase plan. The fair value of all awards is recognized in the Company’s statements of operations over the requisite service period for each award. Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. The Company has also granted awards that vest upon the achievement of market conditions. Per Accounting Standards Codification (“ASC”) 718 Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. The Company estimates the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three and nine months ended September 30, 2015 and September 30, 2014, the Company recorded the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$50	$406	$238	$921
General and administrative	294	769	873	1,657
Restructuring	─	─	69	─
	$344	$1,175	$1,180	$2,578

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

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2015, the Company is forecasting a net loss for the year ended December 31, 2015. The Company maintains a full valuation allowance on all deferred tax assets and has recorded no income tax provision or benefit in the current quarter.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2015, the Company has $1.0 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 6, 2015. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2015 that had a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred and will now be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating what effect, if any, this standard will have on its revenue recognition policies and its financial statements, including how the standard will be adopted.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years beginning after December 15, 2016, with early application permitted. The Company is currently evaluating what effect, if any, the adoption of this guidance will have on the disclosures included in its condensed consolidated financial statements.

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

(4) Collaborations and License Agreements

Novartis

In August 2015, the Company entered into a license agreement with Novartis. Under the license agreement, the Company has granted to Novartis the exclusive right to develop and commercialize worldwide the Company’s proprietary antibody AV-380 and related AVEO antibodies that bind to Growth Differentiation Factor 15 (“GDF15”) for the treatment and prevention of diseases and other conditions in all indications in humans (the “Product”).

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million within fifteen days of the effective date. Novartis also has the right for 90 days after the effective date to acquire the Company’s inventory of clinical quality, AV-380 biological drug substance. If Novartis exercises such right, it will reimburse the Company up to approximately $3.5 million for such existing inventory. The Company will also be eligible to receive (a) up to $53.0 million in potential clinical and development milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products.

The term of the license agreement commenced in August 2015 and will continue on a country-by-country basis until the later to occur of the 10th anniversary of the first commercial sale of a product in such country or the expiration of the last valid patent claim for a product in that country. Either party may terminate the license agreement in the event of a material breach of the license agreement by the other party that remains uncured for a period of sixty days, which period may be extended an additional thirty days under certain circumstances. Novartis may terminate the license agreement, either in its entirety or with respect to any individual products or countries, at any time upon sixty days’ prior written notice. In addition, the Company may terminate the license agreement upon thirty days’ prior written notice if Novartis challenges certain patents controlled by the Company related to the Company’s antibodies.

The Company has agreed that it will not directly or indirectly develop, manufacture or commercialize any GDF15 modulator as a human therapeutic during the term of the license agreement.

Activities under the agreement with Novartis were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Novartis includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive, worldwide license to develop and commercialize the Product; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of the Product; and (iii) the Company’s obligation to cooperate with Novartis’ requests for transition assistance during a 90 day period.  The Company determined that the option to purchase the Company’s existing inventory was a contingent deliverable.

The Company determined the delivered license and obligation to transfer technical knowledge and data have standalone value from the undelivered cooperation. The Company allocated up-front consideration of $15.0 million to the delivered license and technical knowledge. The relative selling price of the undelivered cooperation had de minimis value.

The Company received cash payments of $15.0 million and recorded this $15.0 million upfront payment allocated to the delivered license and technical knowledge deliverables as revenue during the three months ended September 30, 2015.

Pharmstandard

In August 2015, the Company entered into a license agreement with JSC “Pharmstandard- Ufimskiy Vitamin Plant,” a company registered under the laws of the Russian Federation (“Pharmstandard”). Pharmstandard is a subsidiary of Pharmstandard OJSC. Under the license agreement, the Company has granted to Pharmstandard the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States (the “Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

Under the license agreement, Pharmstandard is required to make an upfront payment to AVEO of $1.5 million, of which $1.0 million was paid during the three months ended September 30, 2015 and $0.5 million is payable within fifteen business days of the date the license agreement is registered with the Federal Service for Intellectual Property of the Russian Federation. The Company is also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia. If Russian regulatory authorities require additional studies to be conducted by Pharmstandard prior to approval, this amount would be reduced to $3.0 million. In addition, the Company is eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the Licensed Territories.

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

The term of the license agreement commenced in August 2015 and will continue on a product-by-product and country-by-country basis until the later to occur of (a) the expiration of the last valid patent claim for such product in such country, (b) the expiration of the last marketing authorization for such product in such country or (c) the 10th anniversary of the first commercial sale of such product in such country. Either party may terminate the license agreement in the event of a material breach by the other party that remains uncured, following receipt of written notice of such breach, for a period of (a) thirty days, in the case of breach for nonpayment of any amount due under the license agreement, and (b) ninety days, in the case of any other material breach. After the first anniversary of the effective date, Pharmstandard may terminate the license agreement at any time upon ninety days’ prior written notice. In addition, the Company may terminate the license agreement upon thirty days’ prior written notice if Pharmstandard challenges certain patents controlled by the Company or the Company’s licensor, Kyowa Hakko Kirin (formerly Kirin Brewery Co. Ltd.) (“KHK”), related to tivozanib.

Activities under the agreement with Pharmstandard were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Pharmstandard includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the Licensed Territories, (ii) the Company’s obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Pharmstandard for use in the development and commercialization of tivozanib in the Licensed Territories, (iii) the Company’s obligation to participate in certain development and commercialization planning meetings and (iv) the Company’s obligation to provide support for certain development, regulatory or manufacturing activities if requested by Pharmstandard.

The Company determined the delivered license does not have standalone value from the undelivered items and that the arrangement should be treated as a single unit of accounting. The Company allocated the upfront payment of $1.0 million to the bundled unit of accounting and is amortizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $23,000 as revenue during the three and nine months ended September 30, 2015.

The Company believes the regulatory milestones that may be achieved under the Pharmstandard agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

A percentage of all upfront, milestone and royalty payments received by AVEO are due to KHK as a sublicensing fee under the License Agreement between AVEO and KHK dated as of December 21, 2006. The Company incurred $0.3 million of R&D expense associated with sublicensing fees payable to KHK during the three months ended September 30, 2015.

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

Activities under the agreement with Ophthotech were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Ophthotech includes the following non-contingent deliverables: (i) the Company’s obligation to grant an exclusive option to Ophthotech to enter into a license agreement to develop and commercialize products incorporating tivozanib for treatment of AMD and other diseases of the eye outside of Asia during the option period (the “Option Grant Deliverable”); (ii) the Company’s obligation to enter into an amendment with KHK to modify the terms of the existing KHK agreement to negotiate a mutually acceptable form of license agreement; and (iii) the Company’s obligation to transfer research-grade tivozanib active pharmaceutical ingredient (“API”) for Ophthotech to conduct the option period research.

The Company determined that the delivered Option Grant Deliverable did not have stand-alone value from the remaining deliverables since Ophthotech could not obtain the intended benefit of the option without the remaining deliverables. Similarly, the remaining deliverables have no stand-alone value without the Option Grant Deliverable. The Company is accounting for the deliverables as one unit of accounting.

Under the agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is estimated to be through December 2016. The Company recorded approximately $58,000 and $0.2 million of revenue during the three and nine months ended September 30, 2015, respectively.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: (i) perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing BDX004; (ii) the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; (iii) the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; (iv) the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; (v) the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; (vi) and the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2015, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.8 million and $2.7 million during the three and nine months ended September 30, 2015, respectively. The Company reduced research and development expenses by approximately $0.6 million and $0.9 million during the three and nine months ended September 30, 2014, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $1.8 million at September 30, 2015. The Company received cash payments related to cost reimbursements of $2.7 million during the nine months ended September 30, 2015.

St. Vincent’s

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company entered into an amendment (the “Amended St. Vincent’s Agreement”) to the license agreement with St. Vincent’s. Under the Amended St. Vincent’s Agreement, the Company was required to make an upfront payment to St. Vincent’s of $1.5 million. This payment was recorded as R&D expense during the three months ended September 30, 2015. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones under the Amended St. Vincent’s Agreement. Royalties for approved products resulting from the Amended St. Vincent’s Agreement will also be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally. Under the license agreement with Novartis, the Company is required to maintain the Amended St. Vincent’s Agreement in effect, and not enter into any amendment that would adversely affect Novartis’ rights during the term of the license agreement with Novartis.

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

Under the agreement, the Company recorded revenue of $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively. The Company also recorded revenue of $0.1 million and $14.4 million of revenue during the three and nine month periods ended September 30, 2014, respectively.

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a Collaboration and License Agreement with Astellas Pharma Inc. and certain of its indirect wholly-owned subsidiaries (collectively, “Astellas”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers (the “Astellas Agreement”). Astellas elected to terminate the Astellas Agreement effective on August 11, 2014, at which time the tivozanib rights were returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of completing certain tivozanib clinical development activities, are shared equally. There are no refund provisions in the Astellas Agreement.

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. In addition, these activities were not deemed to be separate deliverables under the Astellas Agreement.

Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan are recorded as a reduction to research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. Similarly, payments from the Company to Astellas with respect to the Company’s share of tivozanib development and commercialization costs incurred by Astellas pursuant to the joint development plan are recorded as a component of research and development expense and general and administrative expense in the accompanying condensed consolidated financial statements. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expense by $0.5 million and $0.9 million during the three months ended September 30, 2015 and 2014, respectively, and by $0.7 million and $3.0 million during the nine months ended September 30, 2015 and 2014, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.5 million and $0.9 million at September 30, 2015 and 2014, respectively.

Under the agreement, the Company received cash payments related to cost reimbursements of $0.4 million and $1.0 million during each of the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $3.2 million during each of the nine months ended September 30, 2015 and 2014, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Clinical expenses	$2,378	$2,312
Salaries and benefits	922	1,744
Restructuring	605	—
Professional fees	440	685
Manufacturing and distribution	136	3,216
Other	972	1,344
	$5,453	$9,301

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

On September 24, 2014, the Company further amended the Loan Agreement with Hercules (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, the Company received a new loan in the aggregate principal amount of $10.0 million and amended the terms of the Loan Agreement with an outstanding principal balance of $11.6 million. The Company is not required to pay principal on the original loan until January 1, 2015, at which time the Company is required to commence making 12 principal and interest payments ending December 1, 2015.

Pursuant to the Amended Loan Agreement, the Company is not required to pay principal on the new loan of $10.0 million for a period of time until May 1, 2016. The period during which the Company is not required to pay principal was extended six months from November 1, 2015 to May 1, 2016 upon executing the Company’s license agreement with Novartis and may be further extended if the Company continues to achieve certain performance milestones, after which time, the Company is required to make monthly principal and interest payments with the entire loan due and payable on January 1, 2018. The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Company accounted for the Amended Loan Agreement as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

The Company must make interest payments on both loans each month they remain outstanding. Per annum interest is payable on the principal balance of both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75% as determined daily, provided however, that the per annum interest shall not exceed 15.0% (11.9% as of September 30, 2015). With respect to the new loan of $10.0 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2018, and with respect to the original loan with a principal balance of $11.6 million, the unpaid principal balance and all accrued but unpaid interest will be due and payable on January 1, 2016.

In addition to the obligations and covenants currently existing under the Loan Agreement, the Amended Loan Agreement contains a financial covenant, whereby the Company has agreed to maintain, with respect to the new loan of $10.0 million, a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. The financial covenant shall not apply after such time that the Company receives favorable data both with respect to its phase 2 clinical trial of ficlatuzumab and a phase 1 clinical trial of AV-380. The Company was in compliance with this and all other financial covenants at September 30, 2015 that are included in the Loan Agreement and Amended Loan Agreement.

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

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of September 30, 2015, the aggregate principal balance outstanding was $13.0 million.

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

Future minimum payments under the loans payable outstanding as of September 30, 2015 are as follows (amounts in thousands):

Years Ending December 31:
2015 (3 months remaining)	$3,458
2016	3,499
2017	4,644
2018	4,269
15,870
Less amount representing interest	(2,236)
Less discount	(617)
Less deferred charges	(540)
Less current portion	(4,217)
Loans payable, net of current portion and discount	$8,260

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

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company amended its Sales Agreement with MLV to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of September 30, 2015, the Company has sold approximately 5.9 million shares pursuant to the Sales Agreement, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs.

Approximately $9.1 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Plans

The Company issued stock options and had restricted stock awards outstanding during the nine months ended September 30, 2015. A summary of the status of the Company’s stock option activity at September 30, 2015 and changes during the nine months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,817,313	$4.45
Granted	3,159,134	$1.11
Exercised	(163,305)	$1.46
Forfeited	(2,987,202)	$3.02
Outstanding at September 30, 2015	5,825,940	$3.45	7.91	$511,535
Vested or expected to vest at September 30, 2015	3,018,136	$5.37	6.84	$236,889
Exercisable at September 30, 2015	2,079,625	$7.06	5.75	$74,899

Stock options to purchase 1,281,500 shares of common stock contain market conditions which were not deemed probable of vesting at September 30, 2015.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended September 30,
	2015	2014
Volatility factor	74.53%-74.54%	69.38-72.16%
Expected term (in years)	6.25	5.50-6.25
Risk-free interest rates	1.56%	2.00%
Dividend yield	—	—

	Nine Months Ended September 30,
	2015	2014
Volatility factor	73.04%-78.70%	69.38-73.98%
Expected term (in years)	5.50-6.25	5.50-6.25
Risk-free interest rates	1.54-1.85%	1.88-2.02%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the nine months ended September 30, 2015 and 2014 was $0.75 per share and $0.83 per share, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 70% and 52% as of September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $1.0 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of options exercised during the nine months ended September 30, 2015 was $57,000. No options were exercised during the three months ended September 30, 2015, and three and nine months ended September 30, 2014.

The restricted stock activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2014	477,600	$1.81
Granted	—	—
Cancelled	(201,180)	1.87
Vested/Released	(233,670)	1.80
Unvested at September 30, 2015	42,750	$1.61

As of September 30, 2015, there was approximately $19,000 of total unrecognized stock-based compensation expense related to restricted stock awards granted under the Plans. The expense is expected to be recognized over a weighted-average period of 0.4 years.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in current liabilities:

	Restructuring amounts accrued at December 31, 2014	Restructuring expense incurred during the nine months ended September 30, 2015	Restructuring amounts paid during the nine months ended September 30, 2015	Restructuring amounts accrued at September 30, 2015
	(in thousands)
Employee severance, benefits and related costs	$—	3,560	$(2,955)	605

The Company is obligated to continue to pay the remaining amounts accrued through the first quarter of 2016. The table above excludes non-cash stock-based compensation costs of approximately $0.1 million incurred as part of the restructuring during the nine months ended September 30, 2015.

(10) Facility Lease Exit

In September 2014, the Company entered into the Lease Termination Agreement pursuant to which the Company immediately surrendered leased space that it had previously ceased using earlier in 2014. In connection with the Lease Termination Agreement, the Company agreed to pay the landlord a termination fee totaling $15.6 million of which approximately $5.0 remained due as of December 31, 2014. The Company also agreed to surrender its remaining leased space upon 90 days written notice prior to September 24, 2015. In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $2.9 million of depreciation expense during the nine months ended September 30, 2015. Similarly, the Company accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through May 2015, resulting in an additional $3.5 million of amortization during the nine months ended September 30, 2015. Upon the surrender of the remaining space, the Company had no further rights or obligations with respect to the lease. The Company has secured office space appropriate for its current needs under a cancellable arrangement that began in May 2015.

The following table summarizes the components of the Company’s lease exit activity recorded in current liabilities:

	Amounts accrued at December 31, 2014	Accretion Expense incurred during the nine months ended September 30, 2015	Amounts paid during the nine months ended September 30, 2015	Additional expense incurred during the nine months ended September 30, 2015	Amounts recorded at September 30, 2015
	(in thousands)
Lease exit costs	$4,981	$224	$(5,477)	$272	$	−

In addition to the $0.5 million of expense for the nine months ended September 30, 2015 included in the table above, lease exit expenses also include the write-off of $0.2 million of leasehold improvements.

(11) Legal Proceedings

Two purported shareholder class action lawsuits have been filed in the United States District Court for the District of Massachusetts against the Company and certain of its former officers and directors (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho). The cases were consolidated as In re AVEO Pharmaceuticals, Inc. Securities Litigation, No. 1:13-cv-11157-DJC, and in an amended complaint filed on February 3, 2014 the lead plaintiffs alleged that the Company made false and/or misleading statements concerning the development of the drug tivozanib and its prospects for FDA approval. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company moved to dismiss the amended complaint, and after briefing and oral argument, on March 20, 2015, the Court granted its motion and dismissed the case without prejudice. The lead plaintiffs were allowed to amend and refile their complaint, and they filed a second amended complaint bringing similar allegations.  The Company filed a new motion to dismiss this new complaint on July 17, 2015, the plaintiffs filed an opposition to that motion on July 31, 2015, and the Company filed a reply brief on August 14, 2015.  The Court heard oral argument on this latest motion to dismiss on September 24, 2015.  The Company intends to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, a different purported purchaser of the Company’s stock filed a derivative complaint allegedly on behalf of the Company in the United States District Court for the District of Massachusetts, captioned Van Ingen v. Ha-Ngoc, et al., No. 1:14-cv-11672-DJC.  The suit named the Company as a nominal defendant and also named as defendants present and former members of its board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleges breaches of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation. The complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in its favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which the Company opposed, and which the Court denied on June 30, 2015.  The Plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit.  The Company intends to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, the staff (“SEC Staff”) of the United States Securities and Exchange Commission (“Commission”) served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others.  The Company has fully cooperated with the inquiry, which the Company believes is nearly complete.  In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against the Company asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation made to the Company by the staff of the U.S. Food and Drug Administration, on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. The Company has commenced such discussions, but there can be no assurance that a settlement on terms agreeable to the Company will be achieved. If settlement discussions conclude without a settlement proposal that is acceptable to the SEC Staff, the SEC Staff may request that the Commission authorize the SEC Staff to bring claims against the Company. In the ordinary course, before the Commission makes a decision about such a request, the Company would be permitted to make a submission to the Commission explaining why no claim should be brought against the Company, or why the Commission should enter into a settlement on terms acceptable to the Company. If settlement discussions with the SEC Staff do not result in a settlement, the Company intends to make such a submission. The Company cannot predict the outcome of its discussions with the SEC Staff or reasonably estimate a range of possible loss at this time, and there can be no assurance that the Company will be able to resolve any potential claims of the Commission or that any settlement will not have a material adverse impact on its ability to execute on its proposed plans or on its financial position or results of operations. The Company intends to defend any claim brought against it by the Commission.

The SEC Staff has also invited three of the Company’s former officers to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against them.  The Company is not a party to any discussions between the Staff and the former officers.

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

Initial RCC Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment of renal cell carcinoma, or RCC.  The trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the sorafenib arm in overall survival, or OS. In June 2013, the U.S. Food and Drug Administration, or FDA, issued a complete response letter informing us that it would not approve tivozanib for the treatment of first line advanced RCC based on the study data from this trial, and recommended that we perform an additional study that is adequately sized to assure the FDA that there is no adverse effect on OS.

TIVO-1 Extension Study Results (One-way crossover from sorafenib to tivozanib):  We have completed a TIVO-1 extension study, known as Study 902, in which patients with advanced RCC received tivozanib as second-line treatment subsequent to disease progression on sorafenib in the Company’s phase 3 TIVO-1 first-line RCC study. We presented the final results at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2015. The final results show a median PFS in this setting of 11.0 months and median OS of 21.6 months, demonstrating the efficacy of tivozanib in a VEGF treatment refractory population.  We believe that the significant OS results demonstrated for tivozanib in Study 902 contributed to the discordance in the results between the OS and PFS in the TIVO-1 phase 3 trial.

Additional RCC Phase 3 Trial:  We are evaluating the opportunity to conduct an additional phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC setting using PFS as the primary endpoint and OS as a secondary endpoint, in order to support the approval of tivozanib as a third-line treatment and to address the overall survival concerns presented in the June 2013 complete response letter from the FDA.  Our proposed study design, which we have shared with the FDA, contemplates a randomized, controlled, multi-center, open-label Phase 3 study of approximately 314 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the study may include those who have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the study would be to show improved PFS. Secondary endpoints would include OS and objective response rate (ORR), as well as safety and pharmacokinetic endpoints.  On May 14, 2015, we received a written response from the FDA stating that the phase 3 study design we outlined, in patients with RCC who have failed at least two prior regimens, including VEGF therapy, “may support AVEO’s proposed indication for tivozanib in the 3rd line setting.” In response to whether the study, together with the TIVO-1 study, would be sufficient to support licensure of tivozanib as a treatment for advanced RCC, the FDA stated: “whether the results from this [third line] study can support AVEO’s proposal for tivozanib in the first line setting is a review issue.”  We are evaluating all options for funding, including partnerships, for the clinical and regulatory advancement of tivozanib in RCC as well as colorectal cancer, or CRC.

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

CRC Phase 2 Results:  In March 2015, we announced results from a predefined biomarker analysis of our BATON-CRC study, a randomized phase 2 clinical trial of modified FOLFOX6, a commonly used chemotherapy, combined with tivozanib or Avastin® (bevacizumab), which both target angiogenesis signaling pathways, in first line treatment of metastatic CRC. In this study, among prospectively defined biomarkers, a subgroup of patients with low serum neuropilin-1, or NRP-1, a cell surface protein that modulates blood vessel development, showed an improved PFS versus patients with high serum NRP-1 in both treatment arms, supporting the value of serum NRP-1 as a potential prognostic marker for angiogenesis inhibitors.  Further, in the subgroup with samples available at the interim analysis, patients identified using a research-use assay to have low serum NRP-1 (below the median, representing 50% of the population) demonstrated longer PFS when treated with tivozanib compared to bevacizumab, which suggests that first line colorectal cancer patients with low NRP-1 levels may benefit from treatment with tivozanib over bevacizumab, a standard of care in this disease. In April 2015, we contracted with Myriad RBM, Inc., or Myriad, pursuant to which Myriad will assist us to identify a NRP-1 antibody which could produce comparable outcomes and be suitable for the development of a commercializable companion diagnostic assay for tivozanib in CRC.  We have presented the results from the phase 2 BATON-CRC study and the Company’s ongoing assay development efforts to the FDA in connection with our evaluation of a proposed pivotal phase 3 trial of tivozanib in CRC.  In response to questions we posed to the FDA regarding this proposed trial, the FDA suggested that we continue work on the development of our biomarker assay to address variability between assays presented, and that, at present, “insufficient data exists to determine the appropriateness of this [NRP-1 low] subgroup” for the proposed phase 3 study. This feedback is consistent with the Company’s current clinical strategy and discussions with cancer research cooperative groups. As such, we hope to identify a commercially viable assay, which will enable a prospectively defined, randomized Phase 2 study.

PD-1 Combination Trial: We are evaluating the opportunity to conduct a phase 1 combination study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC. We are evaluating all options for funding, including partnerships, for the clinical and regulatory advancement of tivozanib in combination with PD-1 inhibitors in RCC.

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

Pharmstandard License Agreement for Russia, Ukraine and the CIS:  In August 2015, we entered into a license agreement under which we granted to one of Pharmstandard OJSC’s subsidiaries (“Pharmstandard”) the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.  Under this agreement, Pharmstandard is responsible for all activities and costs associated with the further development, regulatory filings, health services and commercialization of tivozanib in the specified territories.

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

In April 2014, we entered into a worldwide agreement with Biodesix, Inc. to develop and commercialize ficlatuzumab with BDX004, a serum based diagnostic test which has been derived from the VeriStrat test, employing the same methodology and data processing algorithms as VeriStrat, for use in a confirmatory clinical trial. Pursuant to the Biodesix agreement, in December 2014 we initiated a phase 2 confirmatory study of ficlatuzumab, which we refer to as the FOCAL study, in combination with erlotinib in first line advanced NSCLC patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to the EGFR TKI. We began enrolling patients during the second half of 2015. Biodesix will fund up to $15 million of the cost of this study, as well as all of the costs associated with development and registration of BDX004, and any additional development, regulatory and commercial costs for ficlatuzumab will be shared equally. Under the Biodesix agreement, subject to regulatory approval, AVEO would lead worldwide commercialization of ficlatuzumab.

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

In August 2015, we entered into a license agreement under which we granted Novartis International Pharmaceutical Ltd. the exclusive right to develop and commercialize AV-380 and related AVEO antibodies. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.

In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia. We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models and have completed cell line development and manufacturing of our first cGMP batch, in preparation for potential future clinical development.

We have devoted substantially all of our resources to our drug discovery efforts, comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions relating to these operations. We have generated no revenue from product sales through September 30, 2015, and through such date have principally funded our operations through the proceeds from our strategic partnerships, sales of stock to investors and loan agreements with Hercules Technology II, L.P. and Hercules Technology III, L.P.

We do not have a history of being profitable and, as of September 30, 2015, we had an accumulated deficit of $488.4 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional financing to support our operating activities, and the timing and nature of activities contemplated for 2015 and thereafter will be conducted subject to the availability of sufficient financial resources.

Strategic Partnerships

Novartis

In August 2015, we entered into a license agreement with Novartis International Pharmaceutical Ltd., which we refer to as Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to Growth Differentiation Factor 15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.

Novartis made an upfront payment to us of $15.0 million during September 2015. We will also be eligible to receive (a) up to $53 million in potential clinical milestone payments and up to $105 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products.

Novartis also has the right for 90 days following the effective date of the agreement to acquire our inventory of clinical quality drug substance. If Novartis exercises such right, it will reimburse us up to approximately $3.5 million for such existing inventory.

Pharmstandard Group

In August 2015, we entered into an exclusive license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant”, or Pharmstandard, a subsidiary of Pharmstandard OJSC, under which we granted Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.

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

Pharmstandard made an upfront payment to us of $1.0 million and will be obligated to pay an additional $0.5 million upon registration of the license agreement with a Russian regulatory agency. We are also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia.  If Russian regulatory authorities require additional studies to be conducted prior to approval, this amount would be reduced to $3.0 million.  In addition, we are eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the sublicensed territories.  A percentage of all upfront, milestone and royalty payments we receive under the agreement are paid to KHK as a sublicensing fee.

Ophthotech Corporation

In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation.  Under this agreement, we granted Ophthotech an option to exclusively license the right to develop and commercialize tivozanib in all territories outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

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

In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended agreement with St. Vincent’s, pursuant to which we made an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones. Royalties for approved products resulting from the license agreement will also be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. We expect our overhead expenses to continue to decrease in future periods as a result our January 2015 restructuring and move to a smaller facility in May 2015. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Tivozanib	$2,612	$1,947	$5,050	$8,365
AV-380 Program in Cachexia	1,573	2,354	2,330	6,517
Ficlatuzumab	─	312	─	1,844
AV-203	89	343	455	1,542
Other pipeline programs	─	13	11	38
Other research and development	─	13	10	55
Overhead	192	3,503	1,146	11,191
Total research and development expenses	$4,466	$8,485	$9,002	$29,552

Tivozanib

With the termination of our partnership with Astellas and the return of our tivozanib rights, we plan on pursuing partnering options to fund further tivozanib development in appropriate clinical settings. We continue to share the costs of development activities to which we and Astellas were committed at the time the partnership was terminated. We are also evaluating the opportunity to conduct an additional phase 3 trial of tivozanib vs. sorafenib in approximately 314 patients in the refractory RCC setting using PFS as the primary endpoint and OS as a secondary endpoint, in order to support the approval of tivozanib as a third-line treatment and to address the overall survival concerns presented in the June 2013 complete response letter from the FDA. We expect this trial to cost between $34.0 and $38.0 million through completion.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to Growth Differentiation Factor 15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St. Vincent’s pursuant to our in-licensing agreement.

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize AVEO’s potent HGF inhibitory antibody ficlatuzumab, with BDX004, Biodesix’s proprietary companion diagnostic test, developed by Biodesix and based upon an exploratory analyses with VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. In September 2014, at the 2014 Congress of the European Society for Medical Oncology, we presented detailed data from our phase 2 clinical trial comparing the combination of ficlatuzumab and gefitinib to gefitinib monotherapy in previously untreated Asian subjects with first line non-small cell lung cancer. In the intent-to-treat population, the addition of ficlatuzumab to gefitinib did not result in statistically significant improved overall response rate. However, an exploratory analysis in the phase 2 using a serum-based molecular diagnostic test, known as VeriStrat®, identified a sub-population of patients who showed a progression free survival and overall survival benefit from the addition of ficlatuzumab to the EGFR TKI. Pursuant to the agreement with Biodesix, Biodesix will provide up to $15 million for a phase 2 trial of ficlatuzumab in combination with erlotinib in first line advanced NSCLC patients selected using BDX004, a diagnostic test derived from VeriStrat and fund the further development and registration of BDX004 as a companion diagnostic. After the completion of the phase 2 trial, any additional development, regulatory or commercial expenses for ficlatuzumab will be equally shared, as well as profits, if any. As a result of the cost sharing provisions in our arrangement with Biodesix, we reduced research and development expenses by approximately $0.8 million and $2.7 million during the three and nine months ended September 30, 2015, respectively. Biodesix is committed to provide up to $9.3 million to fund the remaining costs of the phase 2 trial. Due to the unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2015, we are forecasting a net loss for the year ended December 31, 2015, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the nine month period ended September 30, 2015. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenue	$15,158	$873	$14,285	1,636%
Operating expenses:
Research and development	4,466	8,485	(4,019)	(47)%
General and administrative	2,225	5,084	(2,859)	(56)%
Restructuring and lease exit	—	1,403	(1,403)	(100)%
Total operating income (expenses)	6,691	14,972	(8,281)	(55)%
Income (loss) from operations	8,467	(14,099)	22,566	160%
Other (expense) income, net	(22)	98	(120)	(122)%
Interest expense	(533)	(439)	(94)	21%
Interest income	2	4	(2)	(50)%
Net income (loss)	$7,914	$(14,436)	$22,350	155%

The following table sets forth revenue for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
Strategic Partner:
Novartis	$15,000	$—	$15,000	100%
Biogen Idec	77	77	—	—
Pharmstandard	23	—	23	—
Ophthotech	58	—	58	—
Astellas	—	796	(796)	(100)%
	$15,158	$873	$14,285	1,636%

Revenue. Revenue for the three months ended September 30, 2015 was $15.2 million compared to $0.9 million for the three months ended September 30, 2014, an increase of approximately $14.3 million. The increase was primarily due to an additional $15.0 million in revenue recognized in the third quarter of 2015 in connection with our out-licensing agreement with Novartis, which was executed in August 2015, and an additional $0.8 million in revenue recognized in the third quarter of 2014 in connection with our agreement with Astellas, which concluded in August 2014.

Research and development. Research and development, or R&D, expenses for the three months ended September 30, 2015 were $4.5 million compared to $8.5 million for the three months ended September 30, 2014, a decrease of $4.0 million or 47%. The decrease was primarily attributable to a $1.5 million decrease in employee compensation and travel costs and a decrease of $2.4 million in facilities, IT, and other costs following our January 2015 restructuring and the reduction of our utilized facility space as well as a $1.6 million decrease in external clinical trial and consulting costs primarily associated with the decreased ficlatuzumab manufacturing activity and AV-380 preclinical development activity. This decrease was offset by a $1.8 million increase in in-licensing expense associated with the sub-licensing payments to KHK and St. Vincent’s as a result of the license agreements signed in August 2015 with Novartis and Pharmstandard.

General and administrative. General and administrative expenses for the three months ended September 30, 2015 were $2.2 million compared to $5.1 million for the three months ended September 30, 2014, a decrease of $2.9 million or 56%. The decrease was primarily the result of a $0.7 million decrease in external legal costs associated with various ongoing legal matters and a $2.2 million decrease in employee compensation, facilities and IT costs following our January 2015 restructuring and the reduction of our utilized facility space.

Restructuring and lease exit. Restructuring and lease exit expense for the three months ended September 30, 2015 and 2014 were $0 and $1.4 million, respectively. The expenses incurred during the three months ended September 30, 2014 relate to the partial termination of our lease for space that we ceased using at our 650 E Kendall Street facility, which occurred in September 2014.

Interest expense. Interest expense for the three months ended September 30, 2015 was $0.5 million compared to $0.4 million for the three months ended September 30, 2014. The increase was primarily attributable to the increase in the outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the three months ended September 30, 2015 was $2,000 compared to $4,000 for the three months ended September 30, 2014, a decrease of $2,000 or 50%. The decrease in interest income was primarily due to a lower average cash balance during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for each of the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenue	$15,426	$18,007	$(2,581)	(14)%
Operating expenses:
Research and development	9,002	29,552	(20,550)	(70)%
General and administrative	8,367	15,485	(7,118)	(46)%
Restructuring and lease exit	4,358	10,426	(6,068)	(58)%
Total operating expenses	21,727	55,463	(33,736)	(61)%
Loss from operations	(6,301)	(37,456)	31,155	(83)%
Other (expense) income, net	(245)	103	(348)	(338)%
Interest expense	(1,880)	(1,522)	(358)	24%
Interest income	14	30	(16)	(53)%
Net loss	$(8,412)	$(38,845)	$30,433	(78)%

The following table sets forth revenue for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
Strategic Partner:
Novartis	$15,000	$—	$15,000	100%
Biogen Idec	230	14,443	(14,213)	(98)%
Pharmstandard	23	—	23	100%
Ophthotech	173	—	173	100%
Astellas	—	3,564	(3,564)	(100)%
	$15,426	$18,007	$(2,581)	(14)%

Revenue. Revenue for the nine months ended September 30, 2015 was $15.4 million compared to $18.0 million for the nine months ended September 30, 2014, a decrease of approximately $2.6 million. The decrease was primarily due to due to $3.6 million in revenue recognized in the third quarter of 2014 in connection with our agreement with Astellas, which concluded in August 2014, and an additional $14.1 million of deferred revenue recognized as a result of the amendment to our agreement with Biogen in March 2014, offset by an additional $15.0 million in revenue recognized in the third quarter of 2015 in connection with our out-licensing agreement with Novartis, which was executed in August 2015.

Research and development. Research and development, or R&D, expenses for the nine months ended September 30, 2015 were $9.0 million compared to $29.6 million for the nine months ended September 30, 2014, a decrease of $20.6 million or 70%. The decrease was primarily attributable to a $5.0 million decrease in employee compensation and travel costs, a decrease of $7.5 million in facilities, IT, and other costs following our January 2015 restructuring and the reduction of our utilized facility space as well as a $9.6 million decrease in external clinical trial and consulting costs associated with the decreased clinical and preclinical development activity. This was offset by a $1.8 million increase in in-licensing expense associated with the sub-licensing payments to KHK and St. Vincent’s as a result of the license agreements signed in August 2015 with Novartis and Pharmstandard.

General and administrative. General and administrative expenses for the nine months ended September 30, 2015 were $8.4 million compared to $15.5 million for the nine months ended September 30, 2014, a decrease of $7.1 million or 46%. The decrease was primarily the result of a $1.6 million decrease in external legal costs associated with various ongoing legal matters and a $5.5 million decrease in employee compensation, facilities and IT costs following our January 2015 restructuring and the reduction of our utilized facility space.

Restructuring and lease exit. Restructuring and lease exit expenses for the nine months ended September 30, 2015 were $4.4 million compared to $10.4 million for the nine months ended September 30, 2014. The expenses incurred during the nine months ended September 30, 2015 primarily related to the January 2015 restructuring, which was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions. The expenses incurred during the nine months ended September 30, 2014 relate to expenses associated with the portion of our former 650 E. Kendall Street facility that we ceased using.

Interest expense. Interest expense for the nine months ended September 30, 2015 was $1.9 million compared to $1.5 million for the nine months ended September 30, 2014, an increase of 24%. The increase was primarily attributable to the increase in the outstanding balance on our loan with Hercules Technology Growth.

Interest income. Interest income for the nine months ended September 30, 2015 was $14,000 compared to $30,000 for the nine months ended September 30, 2014, a decrease of $16,000 or 53%. The decrease in interest income was primarily due to a lower average cash balance during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $37.2 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(18,241)	$(43,223)
Net cash (used in) provided by investing activities	(1,304)	51,359
Net cash provided by financing activities	1,978	1,018
Net (decrease) increase in cash and cash equivalents	$(17,567)	$9,154

For the nine months ended September 30, 2015 and 2014, our operating activities used cash of $18.2 million and $43.2 million, respectively. Cash used by operations for the nine months ended September 30, 2015 and 2014 was due primarily to our net loss adjusted for non-cash items and changes in working capital.

For the nine months ended September 30, 2015 and 2014, our investing activities used cash of $1.3 million and provided cash of $51.4 million, respectively. Cash used by investing activities for the nine months ended September 30, 2015 was primarily the net result of the purchase of marketable securities, partially offset by the proceeds from the maturity of marketable securities and the sale of equipment. Cash provided by investing activities for the nine months ended September 30, 2014 was primarily the net result of maturities and sales of marketable securities partially offset by purchases of marketable securities, in addition to purchases of property and equipment of $12.9 million, which were primarily associated with the build-out of our leased facilities, all of which for 2014 was reimbursed to us by our landlord via tenant improvement allowances under our leases.

For the nine months ended September 30, 2015 and 2014, our financing activities provided cash of $2.0 million and $1.0 million, respectively. The increase in cash provided by financing activities is primarily the result of the receipt of proceeds from sales of common stock during the nine months ended September 30, 2015, partially offset by principal payments on our loan with Hercules.

At-The-Market Issuance Sales Agreements with MLV

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through MLV as our sales agent.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf.  The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15 million of our common stock under the 2015 Shelf.  The prior offering initiated under the Sales Agreement expired along with the 2012 Shelf. As of September 30, 2015, we have sold approximately 5.9 million shares pursuant to the Sales Agreement, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. Approximately $9.1 million remains available for sale under the Sales Agreement.

Sales of common stock through MLV may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and MLV. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the amended Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We are required to pay MLV a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by us at any time.

Credit Facilities. On September 24, 2014, we amended our loan and security agreement, which we refer to as the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we originally entered into on May 28, 2010 and previously amended on December 21, 2011 and March 31, 2012. Pursuant to the Amended Loan Agreement, we received a new loan in an aggregate principal amount of $10.0 million and amended the terms of our original loan with Hercules, which had an outstanding principal balance of $11.6 million at the date of the amendment. We are not required to make any principal payments on the new loan of $10.0 million until May 1, 2016. The date on which we will be required to begin making principal payments was extended in August 2015 and may be further extended if we continue to achieve performance milestones, after which time we will be required to make monthly principal and interest payments with the entire loan due and payable on January 1, 2018. With respect to the original loan, we were not required to pay principal until January 1, 2015, at which time we were required to commence making twelve (12) principal and interest payments. The original loan agreement also included an obligation to pay a deferred financing charge of $1.2 million which we paid on June 1, 2014, and which has been recorded as a loan discount and is being amortized to interest expense over the term of the original loan using the effective interest rate method. We recorded a liability for the full amount of the charge because the payment of such amount was not contingent on any future event.

The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Amended Loan Agreement also has a financial covenant with respect to the new loan, whereby we have agreed to maintain a liquidity ratio equal to or greater than 1.25 to 1.00 or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents. This financial covenant will not apply after such time as we receive favorable data both with respect to our phase 2 clinical study of ficlatuzumab and a phase 1 clinical study of AV-380. We continued to be in compliance with all financial covenants under the Amended Loan Agreement at September 30, 2015. We must make interest payments on both loans each month the loans remains outstanding. Per annum interest is payable on each loan at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, provided, however, that the per annum interest shall not exceed 15.0%. Our annual interest rate as of September 30, 2015 is 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments.

The loan is secured by a lien on all of our personal property (other than intellectual property). As of September 30, 2015, the principal balance outstanding was $13.1 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets.

We believe that our cash resources would allow us to fund our current operations through the fourth quarter of 2017. This estimate does not include our payment of potential licensing milestones or the costs of conducting any contemplated clinical trials and assumes no milestone payments from our partners, additional funding from new partnership agreements, equity financings, debt financings or accelerated repayment thereof or further sales of equity under our ATM. In addition, we cannot estimate the impact on our cash resources of a settlement of claims with the SEC. A Phase 3 trial for RCC such as the one contemplated by us could cost in the range of $34-38 million through 2019. The timing and nature of activities contemplated for 2015 and thereafter will be conducted subject to the availability of sufficient financial resources.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of lawsuits and SEC proceedings against us, including the current lawsuits and SEC proceedings described below under “Part II, Item 1A—Legal Proceedings;” and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and marketable securities of $37.2 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with affiliates of Hercules Technology Growth Capital pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan agreement, pursuant to which we increased the principal amount to $26.5 million. In September 2014, we entered into a further amendment to the loan agreement, pursuant to which we borrowed a new loan of $10.0 million, which is in addition to the existing loan which had an outstanding principal balance of $11.6 million. As of September 30, 2015 our aggregate principal balance outstanding on our loans was $13.1 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of September 30, 2015, and expected loan payments during 2015, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer

(our principal financial officer) concluded that as of September 30, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two purported shareholder class action lawsuits have been filed in the United States District Court for the District of Massachusetts against AVEO and certain of our former officers and directors (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho). The cases were consolidated as In re AVEO Pharmaceuticals, Inc. Securities Litigation, No. 1:13-cv-11157-DJC, and in an amended complaint filed on February 3, 2014 the lead plaintiffs alleged that AVEO made false and/or misleading statements concerning the development of the drug tivozanib and its prospects for FDA approval. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. We moved to dismiss the amended complaint, and after briefing and oral argument, on March 20, 2015, the Court granted our motion and dismissed the case without prejudice. The lead plaintiffs were allowed to amend and refile their complaint, and they filed a second amended complaint bringing similar allegations.  We filed a new motion to dismiss this new complaint on July 17, 2015, the plaintiffs filed an opposition to that motion on July 31, 2015, and we filed a reply brief on August 14, 2015.  The Court heard oral argument on this latest motion to dismiss on September 24, 2015.  We intend to continue to deny any allegations of wrongdoing and to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On July 3, 2013, the staff (the “SEC Staff”) of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others.  We have fully cooperated with the inquiry, which we believe is nearly complete.  In September 2015, the SEC Staff invited us to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against us asserting that we violated federal securities laws by omitting to disclose to investors the recommendation made to us by the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. We have commenced such discussions, but there can be no assurance that a settlement on terms agreeable to us will be achieved. If settlement discussions conclude without a settlement proposal that is acceptable to the SEC Staff, the SEC Staff may request that the Commission authorize the SEC Staff to bring claims against us. In the ordinary course, before the Commission makes a decision about such a request, we would be permitted to make a submission to the Commission explaining why no claim should be brought against us, or why the Commission should enter into a settlement on terms acceptable to us. If settlement discussions with the SEC Staff do not result in a settlement, we intend to make such a submission. We cannot predict the outcome of our discussions with the SEC Staff or reasonably estimate a range of possible loss at this time, and there can be no assurance that we will be able to resolve any potential claims of the Commission or that any settlement will not have a material adverse impact on our ability to execute on our proposed plans or on our financial position or results of operations. We intend to defend any claim brought against us by the Commission.

The SEC Staff has also invited three of our former officers to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against them. The Company is not a party to any discussions between the Staff and the former officers.

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

We currently are exploring partnership opportunities to fund the further development of a majority of our development programs, including our lead program for tivozanib as well as AV-203. Accordingly, our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with major biotechnology or pharmaceutical companies to support the development and commercialization of these product candidates. In these partnerships, we would expect our strategic partner to provide substantial funding, as well as significant capabilities in research, development, marketing and sales.

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

We will require substantial funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib, ficlatuzumab and AV-203. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. Moreover, under our agreement with Biodesix, we are obligated to share any costs for the phase 2 FOCAL study that exceed $15 million. Accordingly, we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure partnership arrangements to advance our programs, we would be forced to delay, reduce or eliminate our research and development programs and any future commercialization efforts.

We believe that our cash resources would allow us to fund our current operations through the fourth quarter of 2017. This estimate does not include our payment of potential licensing milestones or the costs of conducting any contemplated clinical trials and assumes no milestone payments from our partners, additional funding from new partnership agreements, equity financings, debt financings or accelerated repayment thereof or further sales of equity under our ATM. In addition, we cannot estimate the impact on our cash resources of a settlement of claims with the SEC. A Phase 3 trial for RCC such as the one contemplated by us could cost in the range of $34-38 million through 2019. The timing and nature of activities contemplated for 2015 and thereafter will be conducted subject to the availability of sufficient financial resources.

However, because of the numerous risks and uncertainties associated with the development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future capital requirements depend on many factors, including:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of developing our product candidates, and conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of lawsuits and SEC proceedings against us, including the current lawsuits and SEC proceedings described under “Part II, Item 1—Legal Proceedings;”
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize, and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

We anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses in all prior annual reporting periods, other than for the year ended December 31, 2011, including a net loss of $8.4 million during the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $488.4 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

We, and certain of our former officers and present and former directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements concerning the development of our drug tivozanib and its prospects for FDA approval.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, but the lead plaintiffs have filed a second amended complaint bringing similar allegations. We filed a new motion to dismiss this new complaint on July 17, 2015, the plaintiffs filed an opposition to that motion on July 31, 2015, and we filed a reply brief on August 14, 2015.  The Court heard oral argument on this latest motion to dismiss on September 24, 2015.  Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation.  The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015.  The plaintiff has appealed the court’s decision to the United States Court of Appeals for the First Circuit.

We intend to continue to deny these allegations and to engage in a vigorous defense of these lawsuits. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

We are in settlement discussions with the SEC.  If such discussions do not result in a settlement, the SEC may bring a claim against us.

The SEC Staff has invited us, and three of our former officers, to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring, asserting that we violated federal securities laws by omitting to disclose the recommendation of the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to Tivozanib. We have commenced such discussions with the SEC Staff.  If settlement discussions conclude without a settlement proposal that is acceptable to the SEC Staff, they may seek permission from the Commission to bring claims against us.   In the ordinary course, before the Commission makes a decision about such a request, we would be permitted to make a submission to the Commission explaining why no claim should be brought against us, or why the Commission should enter into a settlement on terms acceptable to us.   If settlement discussions with the SEC Staff do not result in a settlement, we intend to make such a submission.   We cannot predict the outcome of our discussions with the SEC Staff, and there can be no assurance that we will be able to resolve any potential claim of the Commission.  The terms of any settlement with the Commission, the filing of any claims by the Commission, or the outcome of any claims that the Commission may bring against us, could have a material adverse impact on our business, cash position and prospects, and could significantly harm our reputation.  Moreover, these ongoing matters with the Commission may adversely affect our ability to raise additional needed capital to fund our business, could divert our management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, and may adversely affect the trading price of our common stock.  If the Commission makes claims against our former officers, they may seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

A component of our business strategy may be to develop, in collaboration with a third party, companion diagnostics for some of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, our collaborator will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates that receive marketing approval. The FDA and similar regulatory authorities outside the United States are generally expected to regulate companion diagnostics as medical devices. In each case, companion diagnostics require separate regulatory approval prior to commercialization. For example, BDX004, our companion diagnostic test for ficlatuzumab in our FOCAL study, requires separate approval by the FDA, for which we must rely on Biodesix to obtain. In addition, we require a commercializable companion diagnostic assay to identify patients with low NRP-1 in order to proceed with the development of tivozanib in CRC.  We have presented the results from the phase 2 BATON-CRC study and the Company’s ongoing assay development efforts to the FDA in connection with our evaluation of a proposed pivotal phase 3 trial of tivozanib in CRC.  In response to questions we posed to the FDA regarding this proposed trial, the FDA suggested that we continue work on the development of our biomarker assay to address variability between assays presented, and that, at present, “insufficient data exists to determine the appropriateness of this [NRP-1 low] subgroup” for the proposed phase 3 study. As such, we hope to identify a commercially viable assay, which will enable a prospectively defined, randomized Phase 2 study. Given our limited experience in developing diagnostics, we expect to rely in part on third parties for their design, development and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we used in our AV-380 program, and from KHK for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, including Novartis and Pharmstandard, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced.  This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

In the past, following periods of volatility in the market, such as the volatility in our stock price following our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, or ODAC, securities class-action litigation has often been instituted against companies. For example, we, and certain of our former officers and former directors, have been named as defendants in a consolidated purported class action lawsuit following our announcement of the ODAC vote. Moreover, a plaintiff has filed a derivative complaint allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

•	any intellectual property infringement lawsuit or other litigation in which we may become involved;
•	the implementation of our current restructuring and cost-savings strategies;
•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•	costs associated with lawsuits against us, including the current purported class action and derivative lawsuits described in this Quarterly Report under “Part II, Item 1—Legal Proceedings;”
•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and
•	compliance with regulatory requirements.

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

At September 30, 2015, we had $37.2 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: November 9, 2015	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1✝	License Agreement, dated August 4, 2015, by and between the Registrant and JSC “Pharmstandard- Ufimskiy Vitamin Plant.”					X

10.2✝	License Agreement, dated August 13, 2015, by and between the Registrant and Novartis International Pharmaceutical Ltd.					X

10.3✝	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

✝Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.