Form 10-Q
period 2016-03-31
AVEO PHARMACEUTICALS INC
filed 2016-05-10
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 5, 2016: 58,181,715

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,056	$26,634
Marketable securities	5,749	7,501
Restricted cash	4,000	—
Accounts receivable	1,736	4,641
Prepaid expenses and other current assets	1,123	1,600
Total current assets	30,664	40,376
Property and equipment, net	18	23
Other assets	124	143
Total assets	$30,806	$40,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$340	$1,425
Accrued expenses	2,843	4,106
Loans payable, net of discount	3,019	2,053
Deferred revenue	660	814
Settlement liability (Note 11)	4,000	4,000
Total current liabilities	10,862	12,398
Loans payable, net of current portion and discount	6,537	7,418
Deferred revenue	2,832	2,881
Other liabilities	660	618
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value: 200,000 shares authorized; 58,182 and 58,182 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	58	58
Additional paid-in capital	512,594	512,201
Accumulated other comprehensive income (loss)	2	(3)
Accumulated deficit	(502,739)	(495,029)
Total stockholders’ equity	9,915	17,227
Total liabilities and stockholders’ equity	$30,806	$40,542

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Collaboration and licensing revenue	$1,203	$134
Operating expenses:
Research and development	5,972	2,695
General and administrative	2,463	3,255
Restructuring and lease exit	—	4,333
	8,435	10,283
Loss from operations	(7,232)	(10,149)
Other income and expense:
Other expense, net	(9)	(14)
Interest expense	(386)	(716)
Interest income	17	5
Other expense, net	(378)	(725)
Loss before provision for income taxes	(7,610)	(10,874)
Provision for income taxes	(100)	─
Net loss	$(7,710)	$(10,874)
Net loss per share ─ basic and diluted	$(0.13)	$(0.21)
Weighted average number of common shares outstanding	58,166	52,638

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,710)	$(10,874)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5	─
Comprehensive loss	$(7,705)	$(10,874)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(7,710)	$(10,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	—	232
Depreciation and amortization	5	4,488
Accretion	—	199
Loss on disposal of fixed assets	—	(20)
Stock-based compensation	390	427
Non-cash interest expense	86	125
Amortization of premium and discount on investments	3	14
Changes in operating assets and liabilities:
Restricted cash	(4,000)	37
Accounts receivable	2,905	1,394
Prepaid expenses and other current assets	492	337
Other noncurrent assets	19	26
Accounts payable	(1,085)	(626)
Accrued expenses	(1,263)	(2,900)
Deferred revenue	(203)	(76)
Lease exit obligation	—	(3,345)
Deferred rent	—	(5,200)
Other liabilities	42	(58)
Net cash used in operating activities	(10,319)	(15,820)
Investing activities
Purchases of marketable securities	(5,746)	(6,048)
Proceeds from maturities and sales of marketable securities	7,500	1,500
Proceeds from sale of property and equipment	—	928
Net cash provided by (used in) investing activities	1,754	(3,620)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	4,353
Proceeds from exercise of stock options and issuance of common and restricted stock	2	73
Debt issuance costs	(15)	—
Principal payments on loans payable	—	(2,757)
Net cash (used by) provided by financing activities	(13)	1,669
Net decrease in cash and cash equivalents	(8,578)	(17,771)
Cash and cash equivalents at beginning of period	26,634	52,306
Cash and cash equivalents at end of period	$18,056	$34,535
Supplemental cash flow information
Cash paid for interest	$301	$617

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. The Company’s proprietary platform has delivered unique insights into cancer and related disease. The Company’s strategy is to leverage these biomarker insights and partner resources to advance the development of its clinical pipeline.

The Company’s pipeline of product candidates includes tivozanib, a potent, selective, long half-life vascular endothelial growth factor tyrosine kinase inhibitor of all three vascular endothelial growth factors. In June 2013, the U.S. Food and Drug Administration issued a complete response letter denying the Company’s application for approval of the use of tivozanib in first-line treatment of advanced renal cell carcinoma (“RCC”), citing concerns regarding the negative trend in overall survival in the Company’s pivotal phase 3 trial. Subject to the availability of sufficient financial resources, the Company is planning to conduct a second phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC in order to address the overall survival concerns presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment. The Company is also planning to conduct a phase 1/2 trial of tivozanib in combination with an immune checkpoint (PD-1) inhibitor for the treatment of RCC. The Company is evaluating all options for funding, including partnerships, for the clinical and regulatory advancement of tivozanib as a single agent and in combination. In February 2016, a strategic partner submitted a Marketing Authorization Application for tivozanib with the European Medicines Agency (“EMA”) for the treatment of RCC. The application was validated in March 2016, confirming that the submission was complete and that the EMA would initiate its review process. Another strategic partner has submitted a registration dossier for tivozanib with the Ministry of Health of the Russian Federation for the treatment of RCC in December 2015 that was accepted for review in February 2016.

The Company also has a pipeline of monoclonal antibodies, including:

(i)

Ficlatuzumab, a potent anti-HFG antibody that inhibits the activity of the HGF/c-Met pathway and for which the Company has completed a phase 2 clinical trial and has entered into a partnership with Biodesix, Inc. (“Biodesix”) to advance clinical development;

(ii)

AV-203, a potent, high affinity inhibitor of ErbB3 function that has demonstrated anti-tumor activity in multiple preclinical models and for which the Company has completed a phase 1 dose escalation trial and has entered into a partnership with CANbridge Life Sciences Ltd. (“CANbridge”) to advance clinical development;

(iii)

AV-380, a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia, which the Company has licensed to Novartis International Pharmaceutical Ltd. (“Novartis”); and

(iv)

AV-353, a potent inhibitory antibody specific to Notch 3, which has demonstrated an ability in preclinical models to potentially reverse disease phenotype for pulmonary arterial hypertension (“PAH”), and for which the Company is currently seeking a partner to advance development in PAH.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

The Company has devoted substantially all of its resources to its drug discovery efforts, comprising research and development, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations.

The Company has an accumulated deficit as of March 31, 2016 of approximately $502.7 million, and is subject to a number of risks including the need for substantial additional capital for research and product development. The Company will need additional funding to support its planned operating activities, and the timing and nature of activities contemplated for 2016 and thereafter will be conducted subject to the availability of sufficient financial resources.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2015 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2016.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at March 31, 2016 consisted of money market funds and corporate debt securities maintained by an investment manager totaling $9.1 million. Cash equivalents at December 31, 2015 consisted of money market funds, U.S. government agency securities and corporate debt securities, including commercial paper, maintained by an investment manager totaling $16.3 million. The carrying values of the Company’s cash equivalent securities approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities at March 31, 2016 consisted of U.S. government agency securities and corporate debt securities, including commercial paper, maintained by an investment manager. Marketable securities at December 31, 2015 consisted of government agency and corporate debt securities, including commercial paper, maintained by an investment manager. Credit risk is reduced as a result of the Company’s policy to limit the amount invested in any one issuance. Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company classifies these investments as available-for-sale. Unrealized gains and losses are included in other comprehensive loss until realized. The cost of securities sold is based on the specific identification method. There were no realized gains or losses recognized on the sale or maturity of marketable securities during the three months ended March 31, 2016 and 2015.

Available-for-sale securities at March 31, 2016 and December 31, 2015 consisted of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016:
Corporate debt securities (Due within 1 year)	$4,748	$2	$—	$4,750
Government agency securities (Due within 1 year)	999	—	—	999
	$5,747	$2	$—	$5,749
December 31, 2015:
Corporate debt securities (Due within 1 year)	$6,504	$—	$(3)	$6,501
Government agency securities (Due within 1 year)	1,000	—	—	1,000
	$7,504	$—	$(3)	$7,501

The aggregate unrealized loss for the Company’s corporate debt securities was less than $1,000 as of March 31, 2016.

Marketable securities in an unrealized loss position at December 31, 2015 consisted of the following:

	Aggregate Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities (Due within 1 year)	$4,100	$(3)
Government agency securities (Due within 1 year)	1,000	—
	$5,100	$(3)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.

Management believes that the Company is not exposed to significant credit risk related to cash deposits due to the financial position of the depository institutions in which those deposits are held. The Company’s credit risk related to marketable securities is reduced as a result of the Company’s policy to limit the amount invested in any one issuance.

The Company’s accounts receivable primarily consist of amounts due to the Company from licensees and collaborators. As of March 31, 2016, the Company had $1.7 million of receivables outstanding, including $0.9 million due from CANbridge pursuant to the Company’s licensing arrangement for AV-203 (refer to Note 7), $0.7 million due from Biodesix pursuant to the Company’s collaboration arrangement for AV-299 (refer to Note 7) and $0.2 million due from Astellas pursuant to the Company’s former collaboration arrangement for tivozanib. The Company has not experienced any material losses related to receivables from individual licensees or collaborators.

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
•

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves. Assets that are valued utilizing Level 2 inputs include U.S. government agency securities and corporate bonds, including commercial paper. These investments have been initially valued at the transaction price and are subsequently valued, at the end of each reporting period, utilizing third party pricing services or other observable market data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by pricing services as of March 31, 2016.

•

Level 3—Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use. The Company currently has no assets or liabilities measured at fair value on a recurring basis that utilize Level 3 inputs.

The following tables summarize the cash equivalents and marketable securities measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$6,907	$2,143	$—	$9,050
Marketable securities	—	5,749	—	5,749

	$6,907	$7,892	$—	$14,799

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents	$11,462	$4,812	$—	$16,274
Marketable securities	—	7,501	—	7,501

	$11,462	$12,313	$—	$23,775

The fair value of the Company’s loans payable at March 31, 2016, computed pursuant to a discounted cash flow technique using a market interest rate, was $10.1 million and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred financing charge.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. No impairment charges were recognized during the three months ended March 31, 2016. The Company recognized $0.2 million of impairment losses for the three months ended March 31, 2015 related to leasehold improvements.

Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding which excludes unvested restricted stock. Potential common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and warrants. Since the Company had a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per common share is the same.

The following table sets forth the potential common shares excluded from the calculation of net loss per common share-diluted for the three months ended March 31, 2016 and 2015 because their inclusion would have been anti-dilutive:

	Outstanding at March 31,
	2016	2015
	(in thousands)
Options outstanding	5,584	5,861
Warrants outstanding	609	609
	6,193	6,470

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months ended March 31, 2016 and 2015, the Company recorded the following stock-based compensation expense:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development	$125	$125
General and administrative	265	233
Restructuring	─	69
	$390	$427

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

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2016, the Company is forecasting a net loss for the year ended December 31, 2016. The Company maintains a full valuation allowance on all deferred tax assets. For the three months ended March 31, 2016, the Company recorded a $0.1 million provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2016, the Company has $0.9 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements adopted by the Company, please refer to Note 2, “Significant Accounting Policies,” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. If this standard had been adopted as of March 31, 2016 and applied to these financial statements, the Company believes that there would be no significant impact to its disclosure as no substantial doubt about the Company’s ability to continue as a going concern exists. The Company faces certain risks and uncertainties, however, as further described in Note 1, “Organization,” that may have an effect on the Company’s disclosures in future periods.

In March 2016, the FASB issued ASU No. 2016-09, Compensation─Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify certain aspects of the accounting for share-based payment transactions, such as allowing entities to elect to account for forfeitures as they occur or to continue to estimate the number of awards that are expected to vest. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

(4) Collaborations and License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement with CANbridge Life Sciences Ltd. (“CANbridge”). Under the terms of the license agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico (the “Licensed Territory”). Under the terms of the license agreement, if the Company determines to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, the Company is obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. In addition, for a period of time following the completion of certain proof-of-concept clinical studies by CANbridge involving the use of AV-203 for the treatment of squamous cell esophagus cancer, the Company has agreed to negotiate exclusively with CANbridge for (a) the right to co-develop ErbB3 inhibitory antibody products for the treatment of squamous cell esophagus cancer or (b) the right to include the United States, Canada and Mexico as part of the Licensed Territory under the license agreement.  The effective date of the license agreement is March 16, 2016 (the “Effective Date”).

CANbridge made an upfront payment to the Company of $1.0 million in April 2016. This amount was included in accounts receivable on the Company’s balance sheet as of March 31, 2016 net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses previously incurred by the Company with respect to AV-203, $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities conducted by the Company prior to the Effective Date or (ii) twelve months from the Effective Date, and the remaining $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of such manufacturing development activities or (ii) eighteen months from the Effective Date. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country.

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 in the Licensed Territory.

The term of the license agreement commenced on the Effective Date and will continue until the last to expire royalty term applicable to licensed products. Either party may terminate the license agreement in the event of a material breach by the other party that remains uncured for a period of 45 days, in the case of a material breach of a payment obligation, and 90 days in the case of any other material breach. CANbridge may terminate the license agreement without cause at any time upon 180 days’ prior written notice to the Company. The Company may terminate the license agreement upon thirty days’ prior written notice if CANbridge challenges any of the patent rights licensed to CANbridge under the license agreement.

The Company and CANbridge have each agreed to not directly or indirectly develop or commercialize any ErbB3 inhibitory antibody product during the term of the license agreement other than pursuant to the license agreement.

A percentage of any milestone and royalty payments received by the Company, excluding upfront and reimbursement payments, are due to Biogen Idec International GMBH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended.

Activities under the agreement were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements, or ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with CANbridge includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize AV-203 in the licensed territories, (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of AV-203 and (iii) the Company’s obligation to participate on a joint steering committee during the proof-of-concept development period. The relative selling price of the Company’s joint steering committee participation had de minimis value. The Company determined that the delivered license and know-how did have stand-alone value from the undelivered element and have accounted for these items as separate deliverables. The Company allocated the up-front consideration of $1.0 million to the units of accounting and recognized the $1.0 million attributed to the delivered license and know-how during the three months ended March 31, 2016.

The Company believes the regulatory milestones that may be achieved under the license agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

EUSA

In December 2015, the Company entered into a license agreement with EUSA Pharma (UK) Limited (“EUSA”) under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand (the “Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.  EUSA filed an application with the EMA in February 2016 for approval of marketing authorization for tivozanib for the treatment of RCC.

Under the license agreement, EUSA made a research and development funding payment to the Company of $2.5 million during the year ended December 31, 2015.  EUSA is required to make a further research and development funding payment of $4.0 million upon the grant by the European Medicines Agency (“EMA”) of marketing approval for tivozanib for treatment of RCC. The Company is eligible to receive additional research funding from EUSA, including up to $20.0 million if the Company conducts a phase 3 study in third-line RCC and EUSA elects to utilize data generated by the study, and up to $2.0 million for a potential phase 1 combination study with a checkpoint inhibitor. The Company will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive a payment of $2.0 million in connection with EUSA’s filing with the EMA for marketing approval for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in the Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any milestone and royalty payments received by AVEO are due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) as a sublicensing fee under the license agreement between AVEO and KHK dated as of December 21, 2006, pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib for all human diseases outside of Asia (the “KHK License Agreement”).   The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

EUSA is obligated to use commercially reasonable efforts to develop and commercialize tivozanib throughout the Licensed Territories. With the exception of certain support to be provided by the Company in connection with the application for marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the Licensed Territories.

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize the tivozanib in the licensed territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the licensed territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the licensed territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated up-front consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.1 million as revenue during the three months ended March 31, 2016.

The Company believes the regulatory milestones that may be achieved under the EUSA agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. No milestone payments have been earned as of March 31, 2016.

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

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million within fifteen days of the effective date. Novartis also has acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. The Company is also eligible to receive (a) up to $53.0 million in potential clinical and development milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products.

The Company has agreed that it will not directly or indirectly develop, manufacture or commercialize any GDF15 modulator as a human therapeutic during the term of the license agreement.

Activities under the agreement with Novartis were evaluated under ASC 605-25, to determine whether such activities represented a multiple element revenue arrangement. The agreement with Novartis includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive, worldwide license to develop and commercialize the Product; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of the Product; and (iii) the Company’s obligation to cooperate with Novartis’ requests for transition assistance during a 90 day period.  The Company determined that the option to purchase the Company’s existing inventory was a contingent deliverable.

The Company determined the delivered license and obligation to transfer technical knowledge and data have standalone value from the undelivered cooperation. The Company allocated up-front consideration of $15.0 million to the delivered license and technical knowledge and recognized this amount as revenue during the year ended December 31, 2015. The relative selling price of the undelivered cooperation had de minimis value.

The Company received a cash payment of $3.5 million related to the delivery of its inventory of clinical quality drug substance to Novartis during the three months ended March 31, 2016. No amounts were due to the Company from Novartis as of March 31, 2016.

Pharmstandard

In August 2015, the Company entered into a license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant,” a company registered under the laws of the Russian Federation (“Pharmstandard”). Pharmstandard is a subsidiary of Pharmstandard OJSC. Under the license agreement, the Company has granted to Pharmstandard the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States (the “Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

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

Under the license agreement, Pharmstandard is required to make an upfront payment to AVEO of $1.5 million, of which $1.0 million was paid during the year ended December 31, 2015 and $0.5 million is payable within fifteen business days of the date the license agreement is registered with the Federal Service for Intellectual Property of the Russian Federation. The Company is also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia. If Russian regulatory authorities require additional studies to be conducted by Pharmstandard prior to approval, this amount would be reduced to $3.0 million. In addition, the Company is eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the Licensed Territories.  A percentage of all upfront, milestone and royalty payments received by AVEO are due to KHK as a sublicensing fee under the KHK License Agreement. Pharmstandard has recently informed the Company that, based on adverse economic and financial conditions in Russia, they are seeking to renegotiate their obligation to make milestone payments to the Company under the license agreement.

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

The Company determined the delivered license does not have standalone value from the undelivered items and that the arrangement should be treated as a single unit of accounting. The Company allocated the upfront payment of $1.0 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $38,000 as revenue during the three months ended March 31, 2016.

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

Ophthotech Corporation

In November 2014 the Company entered into a research and exclusive option agreement (the “Option Agreement”), with Ophthotech Corporation (“Ophthotech”) pursuant to which the Company provided Ophthotech an exclusive option to enter into a definitive license agreement whereby the Company would grant Ophthotech the right to develop and commercialize tivozanib outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Pursuant to this Option Agreement, the Company granted to Ophthotech an exclusive, royalty-free license or sublicense, as applicable, under intellectual property rights controlled by the Company solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the Option Period (as defined below). These activities include formulation work for ocular administration, preclinical research and the conduct of a phase 1/2a, proof of concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration, (the “POC Study”).

Ophthotech paid the Company $0.5 million in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement. The Company is obligated to make available to Ophthotech, at no cost to Ophthotech, certain quantities of tivozanib hydrochloride solely for conducting its Option Period research including manufacturing additional quantities of tivozanib in the event stability data indicates that the current supply will expire prior to the end of February 2017.

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

Ophthotech may exercise the option at any time until the latest to occur of: (i) twelve (12) months after the achievement of the Clinical Efficacy Milestone, (ii) ninety (90) days after the Clinical Efficacy Milestone Payment Trigger Date, and (iii) thirty (30) days after the Company and Ophthotech agree as to the definitive form of license agreement (the “Option Period”).

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

The terms of the Option Agreement are subject to the Company’s obligations to KHK under the KHK License Agreement. A percentage of all payments received by the Company under the Option Agreement and any definitive license agreement must be paid to KHK. The Company is required to maintain the KHK License Agreement in effect, and not enter into any amendment or termination thereof that would adversely affect the Company’s rights, during the option period.

During the Option Period, the Company and Ophthotech are obligated to negotiate in good faith the form and substance of a definitive license agreement, as well as the form and substance of an amendment to the KHK License Agreement (the “KHK

Amendment”) to modify certain rights and obligations of the parties and sublicensees thereunder, particularly with respect to rights to improvements that are not specifically related to tivozanib, and regulatory affairs matters.

If Ophthotech exercises the option, Ophthotech is required to pay the Company a one-time option exercise fee of $2.0 million in addition to the IND Submission Milestone Payment if such payment has not then been previously paid. If upon exercise of the option, the Clinical Efficacy Milestone Payment Trigger Date has not yet occurred, the Company shall be entitled to the Clinical Efficacy Milestone Payment at such time that the Clinical Efficacy Milestone Payment Date does occur if the license agreement remains in effect as of such date. The license agreement, if entered into upon Ophthotech’s exercise of the option, will provide for the Company to be entitled to receive (i) $10.0 million upon meeting certain efficacy and safety endpoints in phase 2 clinical trials that would enable the commencement of a phase 3 clinical trial, (ii) $20.0 million upon marketing approval in the United States, (iii) $20.0 million upon marketing approval in the UK, Germany, Spain, Italy and France and (iv) up to $45.0 million in sales-based milestone payments. Ophthotech would also be required to pay tiered, double digit royalties, up to the mid-teens, on net sales of tivozanib or products containing tivozanib.

Activities under the agreement with Ophthotech were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Ophthotech includes the following non-contingent deliverables: (i) the Company’s obligation to grant an exclusive option to Ophthotech to enter into a license agreement to develop and commercialize products incorporating tivozanib for treatment of diseases of the eye outside of Asia during the Option Period (the “Option Grant Deliverable”); (ii) the Company’s obligation to enter into an amendment with KHK to modify the terms of the existing KHK agreement to negotiate a mutually acceptable form of license agreement; and (iii) the Company’s obligation to transfer research-grade tivozanib drug substance for Ophthotech to conduct the Option Period research.

The Company determined that the delivered Option Grant Deliverable did not have standalone value from the remaining deliverables since Ophthotech could not obtain the intended benefit of the option without the remaining deliverables. Similarly, the remaining deliverables have no standalone value without the Option Grant Deliverable. The Company is accounting for the deliverables as one unit of accounting.

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is currently estimated to be through December 2017. The Company recorded approximately $28,000 and $58,000 of revenue during the three months ended March 31, 2016 and 2015, respectively.

Biodesix

In April 2014, the Company entered into a worldwide agreement with Biodesix to develop and commercialize ficlatuzumab, the Company’s its hepatocyte growth factor (“HGF”) inhibitory antibody, with BDX004, a proprietary companion diagnostic test developed by Biodesix and derived from VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (“NSCLC”). Under the agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize BDX004. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to BDX004, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan, the Company retains primary responsibility for clinical development of ficlatuzumab in a proof of concept (“POC”) clinical study of ficlatuzumab for NSCLC, in which VeriStrat will be used to select clinical trial subjects, referred to as the NSCLC POC Trial. The NSCLC POC Trial will be fully funded by Biodesix up to a cap of $15.0 million. After the cap is reached, the Company and Biodesix will share all costs of the NSCLC trial equally.  Under the Biodesix agreement all manufacturing costs are shared equally, and the Company and Biodesix will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by Biodesix and the Company, including all milestone payments and royalties payable to third parties, if any.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing BDX004; (ii) the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; (iii) the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; (iv) the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; (v) the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and (vi) the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2016, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.9 million during the three months ended March 31, 2016 and 2015. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was $0.7 million and $0.9 million at March 31, 2016 and 2015, respectively. Under the agreement, the Company received cash payments of $1.3 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company and St. Vincent’s amended and restated the license agreement (the “Amended St. Vincent’s Agreement”). Under the Amended St. Vincent’s Agreement, the Company was required to make an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones under the Amended St. Vincent’s Agreement. Royalties for approved products resulting from the Amended St. Vincent’s Agreement will also be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally. Under the license agreement with Novartis, the Company is required to maintain the Amended St. Vincent’s Agreement in effect, and not enter into any amendment that would adversely affect Novartis’ rights during the term of the license agreement with Novartis.

During the three months ended March 31, 2016, the Company made a $0.4 million milestone payment to St. Vincent’s related to the selection of a development candidate.

Biogen Idec International GmbH

In March 2009, the Company entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies, AV-203, for the potential treatment and diagnosis of cancer and other diseases outside of North America. Under the agreement, the Company was responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial.

In March 2014, the Company and Biogen amended the exclusive option and license agreement (the “Amendment”). Pursuant to the Amendment, Biogen agreed to the termination of its rights and obligations under the agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to cumulative maximum amount of $50 million.

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

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the amended arrangement. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE or TPE were available. The Company determined the best estimate of selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in March 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the period of performance, or through March 2016, when the Company executed its agreement with CANbridge.

Under the agreement, the Company recorded revenue of $38,000 and $76,000 during the three months ended March 31, 2016 and 2015, respectively.

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge. See “Collaborations and License Agreements—CANbridge” herein for a further description of that arrangement.

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas Pharma Inc. and certain of its subsidiaries (together, “Astellas”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Astellas elected to terminate the agreement effective on August 11, 2014, at which time the tivozanib rights were returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of completing certain tivozanib clinical development activities, will be shared equally. There are no refund provisions in the Astellas Agreement.

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company increased (decreased) research and development expense by ($0.2)

million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively. The net amount due to (due from) the Company from (to) Astellas pursuant to the cost-sharing provisions was $0.2 million and ($0.2) million at March 31, 2016 and 2015, respectively.

Under the agreement, the Company received cash payments related to reimbursable payments of $0.1 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

(5) Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Clinical expenses	$1,108	$1,793
Professional fees	675	573
Salaries and benefits	423	938
Manufacturing and distribution	198	173
Restructuring	196	357
Other	243	272
	$2,843	$4,106

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

On September 24, 2014, the Company further amended the Loan Agreement with Hercules (the “Amended Loan Agreement”). Pursuant to the Amended Loan Agreement, the Company received a new loan in the aggregate principal amount of $10.0 million and amended the terms of the Loan Agreement with an outstanding principal balance of $11.6 million. The Company was not required to pay principal on the original loan until January 1, 2015, at which time the Company was required to commence making 12 principal and interest payments ending December 1, 2015. The original loan was fully paid as of December 2015.

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

The Company must make interest payments on the loan each month it remains outstanding. Per annum interest is payable on the principal balance of both loans at the greater of 11.9% and an amount equal to 11.9% plus the prime rate of interest minus 4.75% as determined daily, provided however, that the per annum interest shall not exceed 15.0% (11.9% as of March 31, 2016).

In addition to the obligations and covenants existing under the Loan Agreement, the Amended Loan Agreement contains a financial covenant, whereby the Company has agreed to maintain, with respect to the new loan of $10.0 million, a liquidity ratio equal to or greater than 1.25 to 1.00 of the then outstanding loan balance or the equivalent of $12.5 million in unrestricted and unencumbered cash and cash equivalents as of March 31, 2016. The financial covenant shall not apply after such time that the Company receives favorable data both with respect to its phase 2 clinical trial of ficlatuzumab and a phase 1 clinical trial of AV-380. The Company was in compliance with this and all other financial covenants at March 31, 2016 that are included in the Loan Agreement and Amended Loan Agreement.

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

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. As of March 31, 2016, the aggregate principal balance outstanding was $10.0 million.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Amended Loan Agreement. The Amended Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations under and in accordance with the terms of the Amended Loan Agreement, or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of March 31, 2016, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the loan agreement. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2016 are as follows (amounts in thousands):

Years Ending December 31:
2016 (9 months remaining)	$3,199
2017	4,645
2018	4,269
12,113
Less amount representing interest	(1,572)
Less discount	(445)
Less deferred charges	(540)
Less current portion	(3,019)
Loans payable, net of current portion and discount	$6,537

(7) Common Stock

ATM Sales Agreement

In February 2015, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. (formerly MLV & Co. LLC) (“FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the

Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and FBR. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by the Company at any time.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of March 31, 2016, the Company has sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No additional shares were issued during the three months ended March 31, 2016.

Approximately $9.0 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Plans

The Company issued stock options and had restricted stock awards outstanding during the three months ended March 31, 2016. A summary of the status of the Company’s stock option activity at March 31, 2016 and changes during the three months then ended is presented in the table and narrative below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,796,005	$3.78
Granted	1,139,500	$1.08
Exercised	─	─
Forfeited	(351,085)	$1.38
Outstanding at March 31, 2016	5,584,420	$3.38	7.17	$88,258
Vested or expected to vest at March 31, 2016	3,176,655	$5.04	5.82	$43,329
Exercisable at March 31, 2016	2,537,373	$6.00	4.99	$27,625

Stock options to purchase 321,000 shares of common stock contain market conditions which were not deemed probable of vesting at March 31, 2016.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended March 31,
	2016	2015
Volatility factor	73.79%-73.91%	78.7%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.38%	1.54%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the three months ended March 31, 2016 and 2015 was $0.71 per share and $0.62 per share, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 76% and 70% as of March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $0.7 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of options exercised during the three months ended March 31, 2015 was $13,000. No options were exercised during the three months ended March 31, 2016.

The restricted stock activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2015	42,750	$1.61
Granted	—	—
Vested/Released	(42,750)	1.61
Unvested at March 31, 2016	—	—

As of March 31, 2016, there was no unrecognized stock-based compensation expense related to restricted stock awards granted under the Plan.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2015	Restructuring expense incurred during the three months ended March 31, 2016	Restructuring amounts paid during the three months ended March 31, 2016	Restructuring amounts accrued at March 31, 2016
	(in thousands)
Employee severance, benefits and related costs.	$357	—	$(161)	196

The Company is obligated to continue to pay the remaining amounts accrued through the third quarter of 2016.

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

In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $1.4 million of depreciation expense during the three months ended March 31, 2015. Similarly, the Company accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through May 2015, resulting in an additional $1.7 million of amortization during the three months ended March 31, 2015. Upon the surrender of the remaining space, the Company had no further rights or obligations with respect to the lease. The Company secured office space appropriate for its current needs under a cancellable arrangement that began in May 2015.

(11) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of its former officers and members of its board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleged that the Company and certain of its present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.  The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations.  The Company moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015.  The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit.  They have also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed.  The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On July 3, 2013, the staff (the “SEC Staff”) of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others.  The Company fully cooperated with the inquiry.  In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against the Company asserting that it violated federal securities laws by omitting to disclose to investors the recommendation made to the Company by the staff of the U.S. Food and Drug Administration, on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib.  Through these discussions with the SEC Staff, an agreement was reached to settle those claims for a total amount of $4.0 million, subject to the approval of the Commission.

On March 29, 2016, the Commission filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts (the “Court”) alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, the Company consented to the entry of a final judgment pursuant to which it would pay the Commission a $4 million civil penalty to settle the Commission’s claims against the Company. The settlement was subject to Court approval.

On March 31, 2016, the Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.

The Commission’s action against the Company’s three former officers is still pending. The Company is not a party to any litigation or discussions between the SEC Staff and the former officers, and the Company can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report contains forward-looking statements regarding, among other things, our future development efforts, our collaborations, our future operating results and financial position, our business strategy, our prospects and other objectives for our operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our clinical development activities, our ability to obtain any necessary financing to conduct our planned activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our existing and future strategic partners, and other risk factors. Please refer to the section entitled “Risk Factors” in Item 1A of Part II and elsewhere in this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

Company Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. We are focused on developing our lead candidate tivozanib in North America as a treatment for renal cell carcinoma.  We have entered into partnerships to fund the further development of our clinical stage assets, including AV-380, ficlatuzumab, AV-203, and tivozanib in non-oncologic indications worldwide and oncology indications outside North America.  We are currently seeking a partner to develop AV-353, a preclinical asset, worldwide in pulmonary arterial hypertension, or PAH.

Tivozanib

Tivozanib is a potent, selective, long half-life vascular endothelial growth factor (VEGF) tyrosine kinase inhibitor (TKI) of VEGF receptors 1, 2 and 3.  In 2006, we acquired the exclusive rights to develop and commercialize tivozanib in all countries outside of Asia under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.

Clinical and Regulatory Development in RCC

RCC First Line Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment of renal cell carcinoma, or RCC, which we refer to as the TIVO-1 trial.  The trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the sorafenib arm in overall survival, or OS.  In June 2013, the U.S. Food and Drug Administration, or FDA, issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based on the study data from this trial, and recommended that we perform an additional study adequately sized to assure the FDA that there is no adverse effect on OS.

In January 2015, we announced our receipt of confirmation from the European Medicines Agency, or EMA, that tivozanib is eligible for submission of an application for a European Union Marketing Authorization under the EMA’s centralized procedure for the treatment of RCC. Confirmation of eligibility for submission is not predictive of the EMA’s approval of a Marketing Authorization Application, or MAA. Tivozanib has previously been granted orphan drug designation in Europe for the treatment of RCC.  Our partner, EUSA Pharma (UK) Limited, or EUSA, submitted a MAA for tivozanib for the treatment of RCC with the EMA in February 2016 based on our existing dataset, which includes the results from the TIVO-1 study of tivozanib in the first-line treatment of RCC. In March 2016, the EMA validated the MAA, confirming that the submission was complete and that it would initiate its review process. In December 2015, our partner JSC “Pharmstandard-Ufimskiy Vitamin Plant”, a subsidiary of Pharmstandard OJSC, or Pharmstandard, submitted an application for marketing authorization for tivozanib based on the TIVO-1 trial results in Russia that was accepted for review by the Russian Ministry of Health in February 2016.

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902):  We completed a TIVO-1 extension study in which patients with advanced RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib arm in the TIVO-1 first-line RCC trial. We presented the final results at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2015.  The final results showed a median PFS of 11.0 months and a median OS of 21.6 months, demonstrating the clinically meaningful efficacy of tivozanib in a VEGF treatment refractory population.  We believe that the long OS derived from tivozanib following sorafenib in Study 902 contributed to the discordance in the results in the TIVO-1 trial between the PFS benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib.  The FDA did not accept this explanation, finding that the OS results were confounded by the one-way crossover, and recommended that we perform a second phase 3 trial.

RCC Third Line Phase 3 Trial (TIVO-3):  We are planning to conduct a second phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment.  Our study design, which we have shared with the FDA, contemplates a randomized, controlled, multi-center, open-label phase 3 study of approximately 322 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the study may include those who have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the study would be to show improved PFS. Secondary endpoints would include OS and objective response rate, or ORR, as well as safety and pharmacokinetic endpoints.

RCC PD-1 Combination Trial: We are planning to conduct a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC.  In recent studies, TKIs and PD-1 inhibitors have shown promising efficacy in treating RCC in combination.  However, several TKI/PD-1 combinations have encountered toxicity levels that are likely to prohibit such TKIs from safely combining with PD-1 inhibitors for RCC treatment.  In our clinical trials, tivozanib has demonstrated a superior tolerability profile than many other TKIs, including lower rates of key potential overlapping toxicities with PD-1 inhibitors.  We believe that tivozanib’s tolerability profile has the potential to allow tivozanib to combine with PD-1 inhibitors more safely than other TKIs.

We are evaluating all options for funding, including partnerships, for the clinical and regulatory advancement of tivozanib.  If we are unable to raise funding to support the planned TIVO-3 trial, PD-1 combination trial or other programs, we would be forced to delay, reduce or eliminate such clinical and regulatory advancement plans.  For a further discussion of our operating capital requirements see “-Liquidity and Capital Resources – Operating Capital Requirements” below.

Tivozanib Partnerships

EUSA License Agreement:  In December 2015, we entered into a license agreement with EUSA Pharma (UK) Limited, or EUSA, under which we granted EUSA the right to develop and commercialize tivozanib for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye, in Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand.

Pharmstandard License Agreement:  In August 2015, we entered into a license agreement under which we granted to Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States, or CIS, for all conditions excluding non-oncologic ocular conditions.  Pharmstandard has recently informed us that, based on adverse economic and financial conditions in Russia, they are seeking to renegotiate their obligation to make milestone payments to us.

Ophthotech Option for Ocular Conditions (Non-Oncologic):  In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation, or Ophthotech, under which we granted Ophthotech an option to develop and commercialize tivozanib outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

CRC Development

CRC Phase 2 Results:  In March 2015, we announced results from a predefined biomarker analysis of our BATON-CRC study, a randomized phase 2 clinical trial of modified FOLFOX6, a commonly used chemotherapy, combined with tivozanib or Avastin® (bevacizumab), which both target angiogenesis signaling pathways, in first-line treatment of metastatic CRC. In this study, among prospectively defined biomarkers, patients with low (below the median, representing 50% of the population) serum neuropilin-1, or NRP-1, demonstrated longer PFS when treated with tivozanib compared to bevacizumab, which suggests that first-line colorectal cancer patients with low NRP-1 levels may benefit from treatment with tivozanib over bevacizumab, a standard of care in this disease.  However, the assay used to measure serum NRP-1 is not suitable for development as a companion diagnostic.  We continue to look for alternate means to identify those patients. We do not plan to conduct further clinical studies until such an assay is identified.

Ficlatuzumab

Ficlatuzumab is a potent Hepatocyte Growth Factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, a TKI, of the epidermal growth factor receptor, or EGFR, and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib, an EGFR TKI, in first-line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent-to-treat population. However, an exploratory analysis using a serum-based proteomic diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. VeriStrat is commercially available to help physicians guide treatment decisions for patients with second line advanced NSCLC. Data from the exploratory analyses with VeriStrat prompted the development of a separate investigational companion diagnostic test called BDX004. Based upon the exploratory analyses, BDX004 may be indicative of a predictive biomarker for the combination of ficlatuzumab and EGFR TKI over EGFR TKI alone in the first-line EGFR mutation patients who have been previously identified to not respond well to the current standard of care.

In April 2014, we entered into a worldwide agreement with Biodesix, Inc., or Biodesix, to develop and commercialize ficlatuzumab with BDX004, a serum based diagnostic test which has been derived from the VeriStrat test, employing the same methodology and data processing algorithms as VeriStrat, for use in a confirmatory clinical trial. Pursuant to the Biodesix agreement, in December 2014 we initiated a phase 2 confirmatory study of ficlatuzumab, which we refer to as the FOCAL study, in combination with erlotinib in first-line advanced NSCLC patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to the EGFR TKI. We began enrolling patients during the second half of 2015. Biodesix will fund up to $15 million of the costs of this study, after which costs will be shared equally. Any additional development, regulatory and commercial costs under the Biodesix agreement will be shared equally. Under the Biodesix agreement, subject to regulatory approval, we would lead worldwide commercialization of ficlatuzumab.

AV-203

AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heregulin), levels predict AV-203 anti-tumor activity in preclinical models. We have completed a phase 1 dose escalation study of AV-203, which established a recommended phase 2 dose of AV-203 at 20mg/kg intravenously every 2 weeks, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. No anti-drug antibodies were detected, and pharmacokinetic results indicated a dose-proportional increase in levels of AV-203.  The expansion cohort of this study among patients with a specific biomarker was discontinued.

In March 2016, we entered into collaboration and license agreement with with CANbridge Life Sciences Ltd., or CANbridge, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries other than the United States, Canada and Mexico.

AV-380

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

We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models and have completed cell line development.  In September 2014, we presented the results from four preclinical studies of AV-380 in various in vivo cachexia models and in vitro assays at the 2nd Cancer Cachexia Conference in Montreal Canada. Our research was also selected for presentation in an oral session at the conference. In April 2015, we also presented the results from a preclinical study of AV-380 in a cachectic human tumor xenograft model at the Annual Meeting of the American Association of Cancer Research. We have established preclinical proof of concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of an overall survival benefit.

In August 2015, we entered into a license agreement under which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.  In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital in Sydney, Australia.

AV-353

AV-353 is a potent inhibitory antibody specific to Notch 3. The Notch 3 signaling pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle.

Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases and neurodegenerative conditions. Recent publications, including Nature Medicine (2009), have implicated the Notch 3 pathway in PAH, a rare and life-threatening disorder that affects approximately 250,000 people worldwide and is caused by enlargement of the arterial walls in small arteries between the heart and the lungs, resulting in restricted blood flow. Currently, no known cure for PAH exists. Existing treatments in PAH have focused on controlling symptoms by avoiding vasoconstriction and increasing vasodilation of blood vessels and have not reversed the underlying cause of the disease.  In contrast, with the results of a recently concluded research study supported by the Company, AV-353 has generated a growing body of preclinical data that supports AV-353’s ability to potentially reverse the disease phenotype, which would represent a potential disease-modifying approach to treatment. A manuscript of the results is being prepared for submission to a peer-reviewed journal.

We own worldwide rights to AV-353, which was developed utilizing our research and development platform and for which we have filed three composition of matter patent applications.  We are currently seeking a partner to develop AV-353 worldwide in PAH.

Strategic Partnerships

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico. Under the terms of the license agreement, if we determine to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, we are obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. In addition, for a period of time following the completion of certain proof-of-concept clinical studies by CANbridge involving the use of AV-203 for the treatment of squamous cell esophagus cancer, we have agreed to negotiate exclusively with CANbridge for (a) the right to co-develop ErbB3 inhibitory antibody products for the treatment of squamous cell esophagus cancer or (b) the right to include the United States, Canada and Mexico as part of the licensed territory under the license agreement. The parties have both agreed not to directly or indirectly develop or commercialize any ErbB3 inhibitory antibody product during the term of the license agreement other than pursuant to the license agreement. The effective date of the license agreement is March 16, 2016 (the “Effective Date”).

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 in the licensed territory.

Under the terms of the license agreement, CANbridge made an upfront payment to us of $1.0 million in April 2016. CANbridge has also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses incurred by us with respect to AV-203 prior to the Effective Date of the licensing agreement, $0.5 million of which will be due to us on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities conducted by us and (ii) twelve months from the Effective Date, and the remaining $0.5 million of which will be due to us on the earlier of (i) the date of validation by CANbridge of such manufacturing development activities and (ii) eighteen months from the Effective Date. We are also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country.  A percentage of any milestone and royalty payments received by us, excluding upfront and reimbursement payments, are due to Biogen Idec International GMBH as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

EUSA

In December 2015, we entered into a license agreement with EUSA under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. EUSA filed an application with the EMA in February 2016 for approval of marketing authorization for tivozanib in the treatment of RCC.

EUSA is obligated to use commercially reasonable efforts to develop and commercialize tivozanib throughout the licensed territories. With the exception of certain support to be provided by us in connection with the application for marketing approval by the

EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the licensed territories.

Under the license agreement, EUSA made a research and development funding payment to us of $2.5 million in 2015.  EUSA is required to make a further research and development funding payment of $4.0 million upon the grant by the European Medicines Agency, or the EMA, of marketing approval for tivozanib for treatment of RCC. We are eligible to receive additional research funding from EUSA, including up to $20.0 million if the Company conducts a phase 3 study in third-line RCC and EUSA elects to utilize data generated by the study, and up to $2.0 million for a potential phase 1 combination study with a checkpoint inhibitor. We will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with EUSA’s filing with the EMA for marketing approval for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. We are also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in the licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any milestone and royalty payments we receive are due to KHK as a sublicensing fee under the license agreement between us and KHK dated as of December 21, 2006, pursuant to which we acquired exclusive rights to develop and commercialize tivozanib for all human diseases outside of Asia.  The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

Novartis

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.

Novartis made an upfront payment to us of $15.0 million during September 2015. We are also eligible to receive (a) up to $53 million in potential clinical milestone payments and up to $105 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory.

Pharmstandard Group

In August 2015, we entered into an exclusive license agreement with Pharmstandard, under which we granted Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.

Pharmstandard is obligated to use commercially reasonable efforts to develop and commercialize tivozanib throughout the licensed territories and has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the licensed territories.  Pharmstandard has filed an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma that was accepted by the Ministry of Health of the Russian Federation in February 2016.

Pharmstandard made an upfront payment to us of $1.0 million and will be obligated to pay an additional $0.5 million upon registration of the license agreement with a Russian regulatory agency.  We are also eligible to receive $7.5 million in connection with the first marketing authorization of tivozanib in Russia.  If Russian regulatory authorities require additional studies to be conducted prior to approval, this amount will be reduced to $3.0 million.  In addition, we are eligible to receive $3.0 million for each additional approved indication of tivozanib, if Pharmstandard elects to seek any such approvals, as well as a high single-digit royalty on net sales in the sublicensed territories.  A percentage of all upfront, milestone and royalty payments received by us are due to KHK as a sublicensing fee under our license agreement with KHK. Pharmstandard has recently informed us that, based on adverse economic and financial conditions in Russia, they are seeking to renegotiate their obligation to make milestone payments to us under the license agreement.

Ophthotech Corporation

In November 2014 we entered into a research and exclusive option agreement with Ophthotech, pursuant to which we provided Ophthotech an exclusive option to enter into a definitive license agreement whereby we would grant Ophthotech the right to develop and commercialize tivozanib, our VEGF factor tyrosine kinase inhibitor, outside of Asia for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Pursuant to this agreement, we granted to Ophthotech an exclusive, royalty-free license or sublicense, as applicable, under intellectual property rights controlled by us solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the option period. These activities include formulation work for ocular administration, preclinical research and the conduct of a Phase 1/2a, proof of concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration.

Ophthotech paid us $0.5 million in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement. We are obligated to make available to Ophthotech, at no cost to Ophthotech, certain quantities of tivozanib hydrochloride solely for conducting its option period research, including manufacturing additional quantities of tivozanib in the event stability data indicates that the current supply will expire prior to the end of February 2017. A percentage of all payments received by us under this agreement, or any definitive license agreement, are due to KHK as a sublicensing fee under our license agreement with KHK.

Biodesix

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize ficlatuzumab, our HGF inhibitory antibody, with BDX004, a proprietary companion diagnostic test developed by Biodesix and based upon an exploratory analyses with VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC.

Pursuant to a joint development plan, we retain primary responsibility for clinical development of ficlatuzumab in a proof of concept clinical study of ficlatuzumab for NSCLC in which VeriStrat will be used to select clinical trial subjects. The trial is fully funded by Biodesix up to a cap of $15.0 million, other than manufacturing costs for the trial, which are shared equally. After the cap is reached, we and Biodesix will share equally in all costs of the NSCLC trial.  We will each be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed-upon by both parties, including all milestone payments and royalties payable to third parties, if any. Biodesix is responsible for all of the costs associated with development and registration of BDX004. Under the Biodesix agreement, subject to regulatory approval, we would lead worldwide commercialization of ficlatuzumab.

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

In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s, pursuant to which we made an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones. We made a $0.4 million milestone payment to St. Vincent’s during the three months ended March 31, 2016 related to the selection of a development candidate. Royalties for approved products resulting from the license agreement will also be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, or Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. Under the agreement, we were responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. In March 2014, we amended our agreement with Biogen Idec, whereby Biogen Idec agreed to the termination of its rights and obligations under the agreement, including Biogen Idec’s option to (i) obtain a co-exclusive (with us) license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we retain worldwide rights to AV-203, a clinical stage ErbB3-targeted antibody. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our license agreement with CANbridge. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge agreement and single digit royalty payments on net sales related to the sale of AV-203, up to cumulative maximum amount of $50.0 million.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas Pharma Inc. and certain of its indirect wholly-owned subsidiaries, which we collectively refer to as Astellas, pursuant to which we and Astellas made plans to develop and seek to commercialize tivozanib for the treatment of a broad range of cancers. On February 12, 2014, Astellas exercised its right to terminate the agreement. The termination of the agreement became effective August 11, 2014, at which time tivozanib rights returned to us. In accordance with the collaboration and license agreement, we and Astellas agreed to equally share committed development costs, including the costs of completing certain tivozanib clinical development activities that were initiated as part of our partnership with Astellas.

Kyowa Hakko Kirin

In December 2006, we entered into a license agreement with KHK under which we obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers. Our exclusive license covers all territories in the world except for Asia, where KHK has retained rights to tivozanib. Under the license agreement, we obtained exclusive rights in our territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. We and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the license agreement.

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

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our NDA filing for tivozanib. The total remaining payments for clinical and regulatory milestones under our license agreement with KHK are $38.0 million, in the aggregate, provided that the associated clinical and regulatory milestones specific to licensed territories will be replaced by a specified percentage of any non-research and development amounts we receive from any third party in the event we sublicense our rights under the agreement.

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

Financial Overview

We have devoted substantially all of our resources to our drug discovery efforts, comprising research and development, conducting clinical trials for our product candidates, protecting our intellectual property and the general and administrative functions relating to these operations. We have generated no revenue from product sales through March 31, 2016, and through such date have principally funded our operations through the proceeds from our strategic partnerships, sales of stock to investors and loan agreements with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and certain of its affiliates, which we sometimes refer to collectively as Hercules.

We do not have a history of being profitable and, as of March 31, 2016, we had an accumulated deficit of $502.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2016 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

Research and Development Expenses

Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing drug development related materials;
•	the cost of completing certain tivozanib clinical development activities that were initiated as part of our prior partnership with Astellas;
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;
•	license fees for, and milestone payments related to, in-licensed products and technology; and
•	costs associated with outsourced development activities, regulatory approvals and medical affairs.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Tivozanib	$4,984	$1,445
AV-380 Program in Cachexia	426	475
Ficlatuzumab	249	─
AV-203	70	287
Other pipeline programs	─	11
Other research and development	─	10
Overhead	243	467
Total research and development expenses	$5,972	$2,695

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus. In December 2015 and February 2016, our strategic partners submitted applications for marketing authorization for tivozanib for the treatment of RCC to the Russian Health Ministry and the European Medicines Agency, respectively. Our partners are responsible for all activities and costs associated with the further development and commercialization of tivozanib within the licensed territories. We continue to share the costs of development activities to which we and Astellas were committed at the time the Astellas partnership was terminated.

Subject to the availability of sufficient financial resources, we are also planning to conduct an additional phase 3 trial of tivozanib vs. sorafenib in approximately 322 patients in the refractory RCC setting using PFS as the primary endpoint and OS as a secondary endpoint, in order to address the OS concerns presented in the June 2013 complete response letter from the FDA and support a request for approval of tivozanib as a third-line treatment and as a first-line treatment. We expect the remaining uncommitted costs of this trial to be between $32.0 and $34.0 million through completion. We are also planning to conduct a phase 1/2 trial of tivozanib in combination with a PD-1 inhibitor for the treatment of RCC, for which costs could be in the range of $1.5-2.0 million.  The timing and nature of these and other activities contemplated for 2016 and thereafter will be conducted subject to the availability of sufficient financial resources.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to Growth Differentiation Factor 15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St. Vincent’s pursuant to our in-licensing agreement, which comprises substantially all of the costs incurred during the three months ended March 31, 2016.

AV-203

In March 2014, we regained our worldwide rights from Biogen Idec to develop, manufacture and commercialize AV-203. In March 2016, we entered into a collaboration and license agreement with CANbridge, under which we granted CANbridge the exclusive right to develop and commercialize AV-203 in all countries other than the United States, Canada and Mexico. CANbridge is responsible for all costs of developing and commercializing AV-203 within the licensed territory. For a period of time following the completion of certain proof-of-concept clinical studies by CANbridge involving the use of AV-203 for the treatment of squamous cell esophagus cancer, we agreed to negotiate exclusively with CANbridge for (a) the right to co-develop ErbB3 inhibitory antibody products for the treatment of squamous cell esophagus cancer or (b) the right to include the United States, Canada and Mexico as part of the licensed territories. We do not expect to incur any significant costs related to AV-203 prior to CANbridge’s completion of a proof-of-concept clinical study.

Ficlatuzumab

In April 2014, we entered into a worldwide agreement with Biodesix to develop and commercialize ficlatuzumab, our potent HGF inhibitory antibody, with BDX004, a proprietary companion diagnostic test, developed by Biodesix and based upon an exploratory analyses with VeriStrat®, a serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced NSCLC. Pursuant to the agreement, Biodesix will provide up to $15.0 million for a phase 2 trial of ficlatuzumab in combination with erlotinib in first-line advanced NSCLC patients selected using BDX004 and fund the further development and registration of BDX004 as a companion diagnostic. Any manufacturing costs incurred are shared equally. After the completion of the phase 2 trial, any additional development, regulatory or commercial expenses for ficlatuzumab will be equally shared.  Due to the unpredictable nature of clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

We anticipate that our general and administrative expenses will decrease in 2016 as compared to 2015 due to our relocation to a smaller facility during the second quarter of 2015 and decreased legal costs associated with ongoing shareholder litigation and our recently-settled U.S. Securities and Exchange Commission, or SEC, investigation described in this report under the heading “Legal Proceedings” below in Part II—Item 1.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2016, we are forecasting a net loss for the year ended December 31, 2016, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax benefit in the current quarter. For the three months ended March 31, 2016, we recorded a $0.1 million provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three month period ended March 31, 2016. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2015 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for each of the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenue	$1,203	$134	$1,069	798%
Operating expenses:
Research and development	5,972	2,695	3,277	122%
General and administrative	2,463	3,255	(792)	(24)%
Restructuring and lease exit	—	4,333	(4,333)	(100)%
Total operating expenses	8,435	10,283	(1,848)	(18)%
Loss from operations	(7,232)	(10,149)	2,917	(29)%
Other expense, net	(9)	(14)	5	(36)%
Interest expense	(386)	(716)	330	(46)%
Interest income	17	5	12	240%
Loss before income taxes	(7,610)	(10,874)	3,264	(30)%
Income tax provision	(100)	—	(100)	100%
Net loss	$(7,710)	$(10,874)	$3,164	(29)%

The following table sets forth revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
Strategic Partner:
CANbridge	$1,000	$—	$1,000	100%
EUSA	99	—	99	100%
Biogen Idec	38	76	(38)	(50%)
Pharmstandard	38	—	38	100%
Ophthotech	28	58	(30)	(52%)
	$1,203	$134	$1,069	798%

Revenue. Revenue for the three months ended March 31, 2016 was $1.2 million compared to $0.1 million for the three months ended March 31, 2015, an increase of approximately $1.1 million. The increase was primarily due to an additional $1.0 million in revenue recognized in the first quarter of 2016 in connection with our out-licensing agreement with CANbridge, which was executed in March 2016.

Research and development. Research and development, or R&D, expenses for the three months ended March 31, 2016 were $6.0 million compared to $2.7 million for the three months ended March 31, 2015, an increase of $3.3 million or 122%. The increase was primarily attributable to a $3.3 million increase in tivozanib clinical trial costs associated with our preparation for a phase 3 trial in renal cell carcinoma.

General and administrative. General and administrative expenses for the three months ended March 31, 2016 were $2.5 million compared to $3.3 million for the three months ended March 31, 2015, a decrease of $0.8 million or 24%. The decrease was primarily the result of a $0.3 million decrease in external legal costs associated with various ongoing legal matters, a $0.5 million decrease in employee compensation, consulting, facilities and IT costs following our decreased headcount and the reduction of our utilized facility space following our 2015 restructuring.

Restructuring and lease exit. Restructuring and lease exit expenses for the three months ended March 31, 2016 and 2015 were $0 and $4.3 million, respectively. The expenses incurred during the three months ended March 31, 2015 related to the January 2015 restructuring, which was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions.

Interest expense. Interest expense for the three months ended March 31, 2016 was $0.4 million compared to $0.7 million for the three months ended March 31, 2015. The decrease was primarily attributable to the decrease in the outstanding balance on our loan with Hercules.

Income Tax Provision. Income tax provision for the three months ended March 31, 2016 was $0.1 million compared to $0 for the three months ended March 31, 2015. The increase in the income tax provision relates to withholding taxes incurred in a foreign jurisdiction related income earned from our licensing agreement with CANbridge.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $23.8 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash (used in) operating activities	$(10,319)	$(15,820)
Net cash provided by (used in) investing activities	1,754	(3,620)
Net cash provided by (used in) financing activities	(13)	1,669
Net decrease in cash and cash equivalents	$(8,578)	$(17,771)

For the three months ended March 31, 2016 and 2015, our operating activities used cash of $10.3 million and $15.8 million, respectively. Cash used by operations for the three months ended March 31, 2016 and 2015 was due primarily to our net loss adjusted for non-cash items and changes in working capital.

For the three months ended March 31, 2016 and 2015, our investing activities provided cash of $1.8 million and used cash of $3.6 million, respectively. Cash provided by investing activities for the three months ended March 31, 2016 was primarily the net result of the proceeds from the maturity of marketable securities, partially offset by the purchase of additional marketable securities. Cash used in investing activities for the three months ended March 31, 2015 was primarily the net result of the purchase of marketable securities, partially offset by the maturities and sales of marketable securities and the proceeds from the sale of lab equipment.

For the three months ended March 31, 2016 and 2015, our financing activities used cash of $13,000 and provided cash of $1.7 million, respectively. The decrease in cash provided by financing activities is primarily the result of the receipt of proceeds from sales of common stock during the three months ended March 31, 2015 that did not recur in 2016, partially offset by principal payments on a prior loan with Hercules in 2015 that was fully paid during 2015.

At-The-Market Issuance Sales Agreement with FBR

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with FBR & Co., or FBR, (formerly MLV & Co. LLC), pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and FBR. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell our common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We are required to pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by us at any time.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf.  The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf.  On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15 million of our common stock under the 2015 Shelf.  The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. As of March 31, 2016, we have sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. Approximately $9.0 million remains available for sale under the Sales Agreement.

Credit Facilities. On September 24, 2014, we amended our loan and security agreement with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and certain of its affiliates, which we refer to collectively as Hercules. We originally entered into the loan agreement on May 28, 2010 and previously amended it on December 21, 2011 and March 31, 2012. We refer to the loan agreement, as amended, as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, we received a new loan in an aggregate principal amount of $10.0 million and amended the terms of our original loan with Hercules, which had an outstanding principal balance of $11.6 million at the date of the amendment. The original loan was fully repaid as of December 2015.

We are not required to make any principal payments on the new loan of $10.0 million until May 1, 2016. The date on which we will be required to begin making principal payments was extended by six months in August 2015 upon executing our license agreement with Novartis and may be further extended if we continue to achieve performance milestones, after which time we will be required to make monthly principal and interest payments with the final payment due on January 1, 2018.

The Amended Loan Agreement has an end-of-term payment of approximately $0.5 million due on January 1, 2018 or on such earlier date as the new loan is prepaid. The Amended Loan Agreement also has a financial covenant with respect to the new loan, whereby we have agreed to maintain a liquidity ratio equal to or greater than 1.25 to 1.00 of the then outstanding principal balance, or the equivalent of $12.5 million based on the outstanding principal balance as of March 31, 2016, in unrestricted and unencumbered cash and cash equivalents. This financial covenant will not apply after such time as we receive favorable data both with respect to our phase 2 clinical study of ficlatuzumab and a phase 1 clinical study of AV-380. We continued to be in compliance with all financial covenants under the Amended Loan Agreement at March 31, 2016. We must make interest payments on the loan each month it remains outstanding. Per annum interest is payable on each loan at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, provided, however, that the per annum interest shall not exceed 15.0%. Our annual interest rate as of March 31, 2016 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2016 and through the date of this filing, the lenders have not asserted any events of default under the loan.

The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Amended Loan Agreement. As of March 31, 2016, the principal balance outstanding was $10.0 million.

Operating Capital Requirements. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets. We will require substantial funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining uncommitted costs for a phase 3 trial for RCC such as the one contemplated by us could be in the range of $32-34 million in the aggregate through 2018. We are also designing a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC for which costs could be in the range of $1.5-2.0 million. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. Moreover, under our agreement with Biodesix, we are obligated to share any costs for the phase 2 FOCAL study that exceed $15 million, and to share any manufacturing and future development costs. Accordingly, we will need substantial additional funding in connection with our planned operations. If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure partnership arrangements to advance our programs, we would be forced to delay, reduce or eliminate our research and development programs and any future commercialization efforts.

We believe that our cash resources could allow us to fund our current operations into the fourth quarter of 2017. This estimate does not include our payment of potential licensing milestones to third parties or the uncommitted costs of conducting any contemplated clinical trials (such as a second phase 3 trial and PD-1 combination trial for tivozanib in RCC), and assumes no milestone payments from our partners, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment thereof and no further sales of equity under our ATM.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described under “Part II, Item 1—Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we identify additional opportunities to do so, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash, cash equivalents and marketable securities of $23.8 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term cash equivalents. Our cash equivalents are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our cash equivalents until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our long-term debt bears interest at variable rates. In May 2010, we entered into a loan agreement with Hercules pursuant to which we received a loan in the aggregate principal amount of $25.0 million. In March 2012, we entered into an amendment to the loan agreement, pursuant to which we increased the principal amount to $26.5 million. In September 2014, we entered into a further amendment to the loan agreement, pursuant to which we borrowed a new loan of $10.0 million, which is in addition to the existing loan which had an outstanding principal balance of $11.6 million. As of March 31, 2016, our aggregate principal balance outstanding on our loans was $10.0 million. Per annum interest is payable at the greater of 11.9% and 11.9% plus the prime rate of interest minus 4.75%, not to exceed 15%. As a result of the 15% maximum per annum interest rate under the amended loan agreement, we have limited exposure to changes in interest rates on borrowings under this loan agreement. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of March 31, 2016, and expected loan payments during 2016, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of March 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and members of our board of directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. The amended complaint generally alleged that we and certain of our present and former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 study in an effort to lead investors to believe that the drug would receive approval from the FDA. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.  The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations.  We moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015.  The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit. They have also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed. We deny any allegations of wrongdoing and intend to continue to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

On July 3, 2013, the staff (the “SEC Staff”) of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others.  We have fully cooperated with the inquiry.  In September 2015, the SEC Staff invited us to discuss the settlement of potential claims that the SEC Staff may recommend that the Commission bring against us asserting that we violated federal securities laws by omitting to disclose to investors the recommendation made to us by the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. Through these discussions with the SEC Staff, we agreed to settle those claims for a total amount of $4 million, subject to the approval of the Commission.

On March 29, 2016, the Commission filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts (the “Court”) alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, we consented to the entry of a final judgment pursuant to which we would pay the Commission a $4 million civil penalty to settle the Commission’s claims against us.

On March 31, 2016, the Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty.

The Commission’s action against our three former officers is still pending. We are not a party to any litigation or discussions between the SEC Staff and the former officers, and we can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

Refer to Footnote 11 in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

We have incurred a net loss of $7.7 million for the three months ended March 31, 2016 and, as of March 31, 2016, had an accumulated deficit of $502.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

We will require substantial additional funding, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our research, product development or commercialization efforts.

We will require substantial funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining uncommitted costs for a Phase 3 trial for RCC such as the one contemplated by us could be in the range of $32-34 million in the aggregate through 2018. We are also designing a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC for which costs could be in the range of $1.5-2 million. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. Moreover, under our agreement with Biodesix, we are obligated to share any costs for the phase 2 FOCAL study that exceed $15 million. Accordingly, we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure partnership arrangements to advance our programs, we would be forced to delay, reduce or eliminate our research and development programs and any future commercialization efforts.

We believe that our cash resources would allow us to fund our current operations into the fourth quarter of 2017. This estimate does not include our payment of potential licensing milestones to third parties or the uncommitted costs of conducting any contemplated clinical trials, such as a phase 3 TIVO-3 trial in RCC, and assumes no milestone payments from our partners, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment thereof and no further sales of equity under our ATM.

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

Our future capital requirements depend on many factors, including:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of developing our product candidates, and conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described under “Part I, Item 3—Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. We will require additional capital beyond our currently forecasted amounts. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with major biotechnology or pharmaceutical companies to support the development and commercialization of our product candidates. In these partnerships, we would expect our strategic partner to provide substantial funding, as well as significant capabilities in research, development, marketing and sales

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates and programs because our development pipeline may be deemed insufficient, our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy.

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

We, and certain of our former officers and directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements concerning the development of our drug tivozanib and its prospects for FDA approval.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015.  The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit and have also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed.  Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation.  The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015.  The plaintiff has appealed the court’s decision to the United States Court of Appeals for the First Circuit.

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

We have concluded a settlement with the SEC, but the SEC is still pursuing an action against our former officers.

  We have agreed to pay $4 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  See “Part II, Item 1 – Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit, and those claims are still pending.  We are not a party to, nor are we involved in any litigation or discussions between the SEC and the former officers. However, those individuals may seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

The success of tivozanib will depend on several factors, including the following:

•

our ability to secure the substantial additional working capital required to initiate and conduct our planned clinical trials of tivozanib, including the planned TIVO-3 trial and the phase 1/2 PD-1 combination trial in RCC;

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

The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials after achieving positive results in earlier development, and we have and could, in the future, face similar setbacks. For example, in June 2013, the FDA issued a response letter informing us that it would not approve tivozanib for the treatment of first-line advanced renal cell carcinoma based on the study data from our initial Phase 3 trial, and recommended that we perform an additional study that is adequately sized to assure the FDA that there is no adverse effect on overall survival. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

A component of our business strategy may be to develop, in collaboration with a third party, companion diagnostics for some of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, our collaborator will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates. The FDA and similar regulatory authorities outside the United States are generally expected to regulate companion diagnostics as medical devices. In each case, companion diagnostics require separate regulatory approval prior to commercialization. For example, BDX004, our companion diagnostic test for ficlatuzumab in our FOCAL study, requires separate approval by the FDA, for which we must rely on Biodesix to obtain. In addition, we require a commercializable companion diagnostic assay to identify patients with low NRP-1 in order to proceed with the development of tivozanib in CRC.  We expect to rely in part on third parties for the design, development and manufacture of any companion diagnostic. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

We face substantial competition from existing approved products.  Our competitors may also discover, develop or commercialize new competing products before, or more successfully, than we do.

The biotechnology and pharmaceutical industries are highly competitive. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize with our strategic partners will compete with existing, market-leading products.

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Roche Laboratories, Inc., Pfizer Inc., Bayer HealthCare AG, Amgen, Inc., Eli Lilly and Company, GlaxoSmithKline plc, GTx, Inc., Helsinn and XBiotech, Novartis, Bristol-Myers Squibb, Merck, Merrimack Pharmaceuticals, Inc., Arqule, Inc., Exelixis, Inc., Easai Co., Ltd., AstraZeneca, Gilead Sciences, Inc., Actelion Pharmaceuticals Ltd. and United Therapeutics Corporation are pursuing the development or are currently marketing pharmaceuticals that target VEGF, HGF, ErbB3, Notch 3 or other pathways on which we may focus, as well as cachexia. It is probable that the number of companies seeking to develop competing products and therapies will increase.

Many of our competitors, either alone or with their strategic partners, have greater financial, technical and human resources than we do and greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products, and the commercialization of those products.  Many are already marketing products to treat the same indications, and having the same biological targets, as the product candidates we are developing, including with respect to renal cell carcinoma. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we effectively:

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGF pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor tyrosine kinase inhibitors, or TKIs. Many of the approved VEGF pathway inhibitor agents are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway.  In addition, the emergence of PD1/PDL1 inhibitor therapies present additional competition for tivozanib in advanced RCC. Additional clinical trials for mono and combination therapies of PD1/PDL1 with VEGF TKIs are in the pipeline targeting RCC.

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway.  We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor.  There are also other agents that target ErbB3 as a part or all of their inhibitory mechanism.  Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. However, a number of agents with different mechanisms of action have completed or are currently being studied in phase 2 trials in cachexia or muscle wasting.  There are no currently approved Notch 3 inhibitors, although there is at least one Notch 3 inhibitor currently in clinical trials.  There are multiple treatments approved for PAH through various mechanisms.

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

As part of our business strategy, we have entered into strategic partnerships for each of our development programs, and we plan to enter into additional strategic partnerships in the future. If any current or future strategic partners do not devote sufficient time and resources to its arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on its own, and we may find it difficult to attract a new alliance partner for such product candidate. For example, Biodesix can opt-out of its agreement with us after the completion of the proof of concept trial prior to the first commercial sale of ficlatuzumab, at which point Biodesix would not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical studies.

Much of the potential revenue from any of our strategic partnerships will likely consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our strategic partners’, ability to successfully develop, introduce, market and sell new drugs. In some cases, we are not involved in these processes, and we depend entirely on our strategic partners. Any of our strategic partners may fail to develop or effectively commercialize these drugs because it:

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

For example, Pharmstandard has recently informed us that, based on adverse economic and financial conditions in Russia, they are seeking to renegotiate their obligation to make milestone payments to us under their license agreement with us. If one or more of our strategic partners fails to develop or effectively commercialize product candidates for any of the foregoing reasons, we may not be able to replace the strategic partner with another partner to develop and commercialize a product candidate under the terms of the strategic partnership. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share and stockholders’ equity of at least $10.0 million. Our stockholders’ equity was $9.9 million for the quarter ended March 31, 2016 and does not comply with such continued listing requirements. Pursuant to the requirements of the NASDAQ Stock Market LLC, or NASDAQ, we anticipate receiving a letter from the Listing Qualifications Department of NASDAQ notifying us that we are no longer in compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Global Select Market, as set forth in NASDAQ Listing Rule 5450(b)(1)(A), which we refer to as the Rules. NASDAQ’S letter would have no immediate effect on the listing of our common stock on the NASDAQ Global Select Market. However, we would have 45 calendar days from the date of the letter to submit to NASDAQ a plan to regain compliance. If we submit a plan, NASDAQ would determine whether to accept the plan, considering such criteria as it determines to be relevant. If the plan were accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the letter for us to evidence compliance.  If NASDAQ does not accept the plan, we would have the opportunity to appeal that decision to a Hearings Panel.  However, there is no guarantee that we would be able to regain compliance with the continued listing requirement of the Rules or that our plan will be accepted by NASDAQ.

We are also required to maintain a minimum bid price of at least $1.00 per share for our common stock in order to maintain our listing on the NASDAQ Global Select Market. Our bid price has recently fallen below $1.00 from time to time.  If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.

If we fail to satisfy the NASDAQ Global Select Market’s continued listing requirements, we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board A transfer of our listing to the NASDAQ Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock.  Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.  We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

The market price of our common stock has been, and is likely to be, highly volatile, and could fall below the price you paid. A significant decline in the value of our stock price could also result in securities class-action litigation against us.

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	results of regulatory reviews relating to our product candidates;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, since our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors have been involved in a number of legal proceedings, including those described below under the heading “Legal Proceedings” in Part II—Item 1 of this Form 10-Q. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our clinical development programs;
•	the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;
•	any intellectual property infringement lawsuit or other litigation in which we may become involved;
•	the implementation of our current restructuring and cost-savings strategies;
•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•	costs associated with lawsuits against us, including the current purported class action and derivative lawsuits described elsewhere in this report under “Part II, Item 1—Legal Proceedings;”
•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and
•	compliance with regulatory requirements.

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

At March 31, 2016, we had 23.8 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: May 10, 2016	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1✝	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

✝Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.