Form 10-Q
period 2016-06-30
AVEO PHARMACEUTICALS INC
filed 2016-08-04
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2016: 75,859,613

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$25,331	$26,634
Marketable securities	14,200	7,501
Accounts receivable	1,302	4,641
Other prepaid expenses and other current assets	1,421	1,600
Total current assets	42,254	40,376
Property and equipment, net	22	23
Other assets	410	143
Total assets	$42,686	$40,542
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,079	$1,425
Accrued contract research	2,772	1,966
Other accrued liabilities	1,453	2,140
Loans payable, net of discount	—	2,053
Deferred revenue	660	814
Settlement liability (Note 11)	—	4,000
Total current liabilities	6,964	12,398
Loans payable, net of current portion and discount	13,735	7,418
Deferred revenue	2,666	2,881
Warrant liability (Note 7)	10,340	—
Other liabilities	690	618
Total liabilities	34,395	23,315
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized; no shares issued and Outstanding		—
Common stock, $.001 par value: 200,000 shares authorized; 75,860 and 58,182 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	76	58
Additional paid-in capital	519,550	512,201
Accumulated other comprehensive income (loss)	10	(3)
Accumulated deficit	(511,345)	(495,029)
Total stockholders’ equity	8,291	17,227
Total liabilities and stockholders’ equity	$42,686	$40,542

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration and licensing revenue	$193	$134	$1,396	$268
Operating expenses:
Research and development	5,604	1,841	11,576	4,536
General and administrative	1,731	2,889	4,203	6,144
Restructuring and lease exit	—	25	—	4,358
	7,335	4,755	15,779	15,038
Loss from operations	(7,142)	(4,621)	(14,383)	(14,770)
Other expense, net:
Interest expense, net	(468)	(626)	(837)	(1,337)
Change in fair value of warrant liability	(996)	—	(996)	—
Other expense	—	(209)	—	(223)
Other expense, net	(1,464)	(835)	(1,833)	(1,560)
Loss before provision for income taxes	(8,606)	(5,456)	(16,216)	(16,330)
Provision for income taxes	—	—	(100)	—
Net loss	$(8,606)	$(5,456)	$(16,316)	$(16,330)
Net loss per share ─ basic and diluted	$(0.13)	$(0.10)	$(0.26)	$(0.30)
Weighted average number of common shares outstanding	66,917	55,164	62,566	53,908

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,606)	$(5,456)	$(16,316)	$(16,330)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	8	—	13	—
Comprehensive loss	$(8,598)	$(5,456)	$(16,303)	$(16,330)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(16,316)	$(16,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	—	232
Depreciation and amortization	7	9,464
Accretion	—	224
Loss on disposal of fixed assets	—	245
Stock-based compensation	624	838
Non-cash interest expense	196	244
Non-cash change in fair value warrant liability	996	—
Amortization of premium and discount on investments	13	33
Changes in operating assets and liabilities:
Restricted cash	—	135
Accounts receivable	3,339	21
Prepaid expenses and other current assets	179	56
Other noncurrent assets	(267)	51
Accounts payable	656	(1,678)
Accrued contract research	806	(4,184)
Other accrued liabilities	(695)	(559)
Settlement liability	(4,000)	—
Deferred revenue	(369)	(153)
Lease exit obligation	—	(5,205)
Deferred rent	—	(10,569)
Other liabilities	(78)	(115)
Net cash used in operating activities	(14,909)	(27,250)
Investing activities
Purchases of marketable securities	(19,949)	(8,808)
Proceeds from maturities and sales of marketable securities	13,250	8,775
Proceeds from sale of property and equipment	—	1,221
Net cash (used in) provided by investing activities	(6,699)	1,188
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	14,862	5,840
Proceeds from issuance of common stock and warrants to related parties	525	—
Proceeds from issuance of loan payable and warrants	5,000	—
Proceeds from exercise of stock options and issuance of common and restricted stock	33	275
Debt issuance costs	(115)	—
Principal payments on loans payable	—	(5,593)
Net cash provided by financing activities	20,305	522
Net decrease in cash and cash equivalents	(1,303)	(25,540)
Cash and cash equivalents at beginning of period	26,634	52,306
Cash and cash equivalents at end of period	$25,331	$26,766
Supplemental cash flow information
Cash paid for interest	$631	$1,162
Non-cash financing activity
Fair value of warrants issued in connection with long term debt	$667	$—
Fair value of warrants issued in connection with private placement	$9,344	$—

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

The Company’s pipeline of product candidates includes tivozanib, a potent, selective, long half-life vascular endothelial growth factor tyrosine kinase inhibitor of all three vascular endothelial growth factors. In June 2013, the U.S. Food and Drug Administration issued a complete response letter denying the Company’s application for approval of the use of tivozanib in first-line treatment of advanced renal cell carcinoma (“RCC”), citing concerns regarding the negative trend in overall survival in the Company’s pivotal phase 3 trial. In May 2016, the Company initiated enrollment and treatment of patients in a new phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC in order to address the overall survival concerns presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment. The Company is also planning a phase 1/2 trial of tivozanib in combination with an immune checkpoint (PD-1) inhibitor for the treatment of RCC. In February 2016, a strategic partner submitted a Marketing Authorization Application for tivozanib with the European Medicines Agency (“EMA”) for the treatment of RCC. The application was validated in March 2016, confirming that the submission was complete and that the EMA would initiate its review process.  The Company’s partner received the Day 120 List of Questions from the EMA on July 21, 2016.

The Company also has a pipeline of monoclonal antibodies, including:

(i)

Ficlatuzumab, a potent anti-HFG antibody that inhibits the activity of the HGF/c-Met pathway and for which the Company has completed a phase 2 clinical trial and has entered into a partnership with Biodesix, Inc. (“Biodesix”) to advance clinical development;

(ii)

AV-203, a potent, high affinity inhibitor of ErbB3 function that has demonstrated anti-tumor activity in multiple preclinical models and for which the Company has completed a phase 1 dose escalation trial and has entered into a partnership with CANbridge Life Sciences Ltd. (“CANbridge”) to advance clinical and manufacturing development;

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

The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations.

The Company has an accumulated deficit as of June 30, 2016 of approximately $511.3 million and is subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the requirement to maintain compliance with its financial covenant pursuant to its loan and security agreement (refer to Note 6). The Company will need additional funding to support its planned operating activities, and the timing and nature of activities contemplated for 2016 and thereafter will be conducted subject to the availability of sufficient financial resources.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2016, and for the three months and six months ended June 30, 2016 and 2015, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2015 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2016.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts has been made to separately present accrued contract research from accrued expenses on the consolidated balance sheets and to present interest expense net of interest income on the consolidated statements of operations. There was no impact on total liabilities, total other expenses or net income (loss) resulting from these reclassifications.

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

Warrants Issued in Connection with Private Placement

The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash component of other expense, until the earlier of their exercise or expiration or upon the completion of a liquidation event.

During the three months ended June 30, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on the increase in the fair value of approximately $1.0 million, in its Statements of Operations and

Comprehensive Income (Loss). Refer to Note 7, “Common Stock - Private Placement” for further discussion on the calculation of the fair value of the warrant liability.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2016
Fair value, beginning of period	$—
Issuance of warrants	9,344
Exercise of warrants	—
Non-cash loss (gain) from change in fair value	996
Fair value, end of period	$10,340

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a money market fund to be cash equivalents. Changes in the balance of cash and cash equivalents may be affected by changes in investment portfolio maturities, as well as actual cash disbursements to fund operations.

The Company’s cash is deposited in highly-rated financial institutions in the United States. The Company invests in money market funds and high-grade, short-term commercial paper, corporate bonds and U.S. government agency securities, which management believes are subject to minimal credit and market risk. The carrying values of the Company’s cash and cash equivalents approximate fair value due to their short term maturities.

Marketable Securities

Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company invests in high-grade corporate obligations, including commercial paper, and U. S. government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion recorded as a component of interest expense, net. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses are included in other comprehensive loss until realized, at which point they would be recorded as a component of interest expense, net. There were no realized gains or losses recognized on the sale or maturity of marketable securities during the three months and six months ended June 30, 2016 and 2015.

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2016 and December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016:
Cash and cash equivalents:
Cash and money market funds	$15,331	$—	$—	$15,331
Government agency securities	505	—	—	505
Corporate debt securities	9,495	—	—	9,495
Total cash and cash equivalents	25,331	—	—	25,331

Marketable securities:
Corporate debt securities due within 1 year	9,834	2	—	9,836
Government agency securities due within 1 year	4,356	8	—	4,364
Total marketable securities	14,190	10	—	14,200
Total cash, cash equivalents and marketable securities	$39,521	$10	$—	$39,531

December 31, 2015:
Cash and cash equivalents:
Cash and money market funds	$21,822	$—	$—	$21,822
Corporate debt securities	4,812	—	—	4,812
Total cash and cash equivalents	26,634	—	—	26,634

Marketable securities:
Corporate debt securities due within 1 year	$6,504	$—	$(3)	$6,501
Government agency securities due within 1 year	1,000	—	—	1,000
Total marketable securities	7,504	—	(3)	7,501
Total cash, cash equivalents and marketable securities	$34,138	$—	$(3)	$34,135

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains deposits in highly-rated federally-insured financial institutions in excess of federally insured limits. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the high credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.

The Company’s accounts receivable primarily consists of amounts due to the Company from licensees and collaborators. As of June 30, 2016, the Company had $1.3 million of accounts receivable outstanding, primarily due from Biodesix pursuant to the Company’s collaboration arrangement for AV-299 of which approximately $0.8 million was received in July 2016 (refer to Note 4). The Company has not experienced any material losses related to accounts receivable from individual licensees or collaborators.

Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

As of June 30, 2016, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds, commercial paper and U.S. government agency securities. During the three months and six months ended June 30, 2016, the Company did not have any transfers of financial assets between Levels 1 and 2.

  As of June 30, 2016, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability.

The fair value of the Company’s loans payable at June 30, 2016 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash equivalents	$15,331	$—	$—	$15,331
Corporate debt securities	—	9,495	—	9,495
Government agency securities	—	505	—	505
Total cash and cash equivalents	$15,331	$10,000	$—	$25,331

Marketable securities:
Corporate debt securities due within 1 year	$—	$9,836	$—	$9,836
Government agency securities due within 1 year	—	4,364	—	4,364
Total marketable securities	$—	$14,200	$—	$14,200
Tota cash, cash equivalents and marketable securities	$15,331	$24,200	$—	$39,531

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$10,340	$10,340
Total warrant liability	$—	$—	$10,340	$10,340

	Fair Value Measurements of Cash Equivalents and Marketable Securities as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash equivalents	$21,822	$—	$—	$21,822
Corporate debt securities	—	4,812		4,812
Total cash and cash equivalents	$21,822	$4,812	$—	$26,634

Marketable securities:
Corporate debt securities due within 1 year	$—	$6,501	$—	$6,501
Government agency securities due within 1 year	—	1,000	—	1,000
Total marketable securities	$—	$7,501	$—	$7,501
Tota cash, cash equivalents and marketable securities	$21,822	$12,313	$—	$34,135

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$—	$—
	$—	$—	$—	$—

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

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. No impairment charges were recognized during the three months and six months ended June 30, 2016. The Company recognized $0.2 million of impairment from losses for the six months ended June 30, 2015 related to leasehold improvements.

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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share-diluted for the three months and six months ended June 30, 2016 and 2015 because their inclusion would have been anti-dilutive:

	Outstanding at June 30,
	2016	2015
	(in thousands)
Options outstanding	5,828	6,420
Warrants outstanding	19,453	609
	25,281	7,029

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months and six months ended June 30, 2016 and 2015, the Company recorded the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$56	$63	$182	$188
General and administrative	177	348	442	581
Restructuring	—	—	—	69
	$233	$411	$624	$838

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

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2016, the Company is forecasting a net loss for the year ended December 31, 2016. The Company maintains a full valuation allowance on all deferred tax assets. For the six months ended June 30, 2016, the Company recorded a $0.1 million provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2016, the Company has $0.9 million of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2016 that had a material effect on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures even in circumstances where conditions are mitigated as a result of management’s plans. This guidance is effective for fiscal years ending after December 15, 2016, with early application permitted. If this standard had been adopted as of June 30, 2016 and applied to these financial statements, the guidance would have required additional disclosure in the financial statements. The Company faces certain risks and uncertainties as further described in Note 1, “Organization,” that may have an effect on the Company’s disclosures in future periods.

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

CANbridge made an upfront payment to the Company of $1.0 million in April 2016. This amount was included in accounts receivable on the Company’s balance sheet as of March 31, 2016 net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses previously incurred by the Company with respect to AV-203, $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities conducted by the Company prior to the Effective Date or (ii) twelve months from the Effective Date, and the remaining $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of such manufacturing development activities or (ii) eighteen months from the Effective Date. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No milestone payments have been earned as of June 30, 2016.

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

Under the license agreement, EUSA made a research and development funding payment to the Company of $2.5 million during the year ended December 31, 2015.  EUSA is required to make a further research and development funding payment of $4.0 million upon the grant by the European Medicines Agency (“EMA”) of marketing approval for tivozanib for treatment of RCC. The Company is eligible to receive additional research funding from EUSA, including up to $20.0 million for the Company’s phase 3 study in third-line RCC if EUSA elects to utilize data generated by the study, and up to $2.0 million for a potential phase 1 combination study with a checkpoint inhibitor if EUSA elects to utilize data generated by the study. The Company will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive a payment of $2.0 million in connection with EUSA’s filing with the EMA for marketing approval for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in the Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any milestone and royalty payments received by AVEO are due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) as a sublicensing fee under the license agreement between AVEO and KHK dated as of December 21, 2006, pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib for all human diseases outside of Asia (the “KHK License Agreement”).   The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

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

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize the tivozanib in the licensed territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the licensed territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the licensed territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated up-front consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.1 million and $0.2 million as revenue during the three months and six months ended June 30, 2016, respectively.

The Company believes the regulatory milestones that may be achieved under the EUSA agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. No milestone payments have been earned as of June 30, 2016.

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

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also has acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. The Company is also eligible to receive (a) up to $53.0 million in potential clinical and development milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products.

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

The Company received a cash payment of $3.5 million related to the delivery of its inventory of clinical quality drug substance to Novartis during the three months ended March 31, 2016. No amounts were due to the Company from Novartis as of June 30, 2016.

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

In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified the Company that due to economic and market changes in Russia it was exercising its right to terminate the license agreement effective September 9, 2016. Upon termination of the license agreement, the licenses to tivozanib granted to Pharmstandard will terminate, all product rights and regulatory documents will be transferred to the Company, Pharmstandard will no longer be responsible for the development and commercialization of tivozanib in the Licensed Territories, and Pharmstandard will have no further payment obligations under the license agreement except with respect to payments that accrued prior to the effective date of the termination.

Pharmstandard filed an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma that was accepted by the Ministry of Health of the Russian Federation in February 2016. The Company expects this application to be withdrawn following Pharmstandard’s termination notice.

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

The Company determined the delivered license did not have standalone value from the undelivered items and that the arrangement should be treated as a single unit of accounting. The Company allocated the upfront payment of $1.0 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $37,000 and $75,000 as revenue during the three months and six months ended June 30, 2016, respectively.  Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million will be recognized.

Ophthotech

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

During the Option Period, if Ophthotech elects to continue the development of tivozanib for non-oncologic diseases of the eye, the Company is entitled to receive a one-time milestone payment of $2.0 million upon acceptance of the first Investigational New

Drug application for the purpose of conducting a human clinical study of tivozanib in ocular diseases (the “IND Submission Milestone Payment”). The Company is also entitled to receive a one-time milestone payment of $6.0 million (the “Clinical Efficacy Milestone Payment”), on the earlier of (a) December 31, 2016 and (b) the later to occur of: (i) the achievement of a clinical milestone in the POC Study (the “Clinical Efficacy Milestone”) and (ii) the earlier of (A) the date twelve (12) months after our and Ophthotech’s agreement as to the form and substance of the KHK Amendment (as defined below) or (B) the date ninety (90) days after the entry into the KHK Amendment, subject to Ophthotech’s right to terminate the Option Agreement on 90 days’ written notice and certain other conditions (the date on which such payment is due, referred to as the “Clinical Efficacy Milestone Payment Trigger Date”).

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

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is currently estimated to be through December 2017. The Company recorded approximately $29,000 of revenue in each of the three months ended June 30, 2016 and 2015, and approximately $58,000 of revenue in each of the six months ended June 30, 2016 and 2015.

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

Activities under the agreement with Biodesix were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Biodesix includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing BDX004; (ii) the Company’s obligation to deliver technology improvements and data developed during the NSCLC POC Trial to Biodesix; (iii) the Company’s obligation to participate in the joint steering committee during the NSCLC POC Trial; (iv) the Company’s obligation to perform certain development activities associated with the NSCLC POC Trial; (v) the Company’s obligation to supply clinical material for use in conducting the NSCLC POC Trial; and (vi) the Company’s obligation to deliver clinical specimens and data during the NSCLC POC Trial. The Company concluded that any deliverables that would be delivered after the NSCLC POC Trial is complete are contingent deliverables because these services are contingent upon the results of the NSCLC POC Trial. As these deliverables are contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2016, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned while conducting the NSCLC POC Trial, which consists of reimbursements from Biodesix for expenses related to the trial under the Cap, as a reduction to research and development expense using the proportional performance method over the respective period of performance. As a result of the cost sharing provisions in the agreement, the Company reduced research and development expenses by approximately $0.6 million and $1.5 million during the three months and six months ended June 30, 2016, respectively, and by approximately $1.0 million and $1.9 million during the three months and six months ended June 30, 2015, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $1.3 million at June 30, 2016, of which approximately $0.8 million was paid in July 2016. The Company received cash payments related to cost reimbursements of approximately $1.3 million and $1.8 million during the six months ended June 30, 2016 and 2015, respectively.

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

During the six months ended June 30, 2016, the Company made a $0.4 million milestone payment to St. Vincent’s related to the selection of a development candidate.

Astellas Pharma

In February 2011, the Company, together with its wholly-owned subsidiary AVEO Pharma Limited, entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas Pharma Inc. and certain of its subsidiaries (together, “Astellas”), pursuant to which the Company and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Astellas elected to terminate the agreement effective on August 11, 2014, at which time the tivozanib rights were returned to the Company. In accordance with the Astellas Agreement, committed development costs, including the costs of completing certain tivozanib clinical development activities, continue to be shared equally.

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expenses by $0 and $0.4 million during the three months ended June 30, 2016 and 2015, respectively, and by $0.2 million in each of the six months ended June 30, 2016 and 2015. There is no outstanding balance due from Astellas pursuant to the cost-sharing provisions at June 30, 2016.

Under the agreement, the Company received cash payments related to reimbursable payments of $0.2 million and $34,000 during each of the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively.

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

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the amended arrangement. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE nor TPE were available. The Company determined the best estimate of selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in March 2014. The deferred revenue associated with the undelivered unit of accounting is being recognized on a straight-line basis over the period of performance, or through March 2016, when the Company executed its agreement with CANbridge.

Under the agreement, the Company recorded revenue of $0 and $38,000 during the three months and six months ended June 30, 2016, respectively, and $76,000 and $152,000 during the three months and six months ended June 30, 2015, respectively.

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge. See “Collaborations and License Agreements—CANbridge” herein for a further description of that arrangement.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Professional fees	$592	$573
Compensation and benefits	552	938
Restructuring	51	357
Other	258	272
Total	$1,453	$2,140

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”). The Loan Agreement was subsequently amended in March 2012, September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”). Amounts borrowed under the March 2012 Amendment were repaid in full in 2015.

Pursuant to the 2014 Amendment, the Company received additional loan proceeds from Hercules in the amount of $10.0 million and was not required to commence principal payments until May 1, 2016, with the last principal payment due on January 1, 2018. An end-of-term payment of approximately $0.5 million continues to be due on January 1, 2018 or on such earlier date if the loan is prepaid. The Company incurred approximately $0.2 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2014 Amendment was accounted for as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments.

In connection with the 2014 Amendment, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share. The Company recorded the fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method.

Pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. The Company is not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments. The 2016 Amendment includes a financial covenant that requires the Company to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s Phase 3 TIVO-3 trial.

Under the 2016 Amendment, the Company may, at its request during any time from March 1, 2017 through June 30, 2017, draw down an additional $5.0 million in funding. This funding is contingent upon the Company: (i) achieving satisfactory developmental progression on a minimum of two (2) clinical programs (other than the Phase 3 TIVO-3 trial) that are either managed directly by the Company or funded, in whole or in part, by the Company and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If the Company draws down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

In connection with the 2016 Amendment, the Company issued warrants to Hercules to purchase up to 1,202,117 shares of the Company’s common stock at an exercise price equal to $0.87 per share. The Company recorded the fair value of the warrants of approximately $0.7 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.3 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (11.9% as of June 30, 2016).

As part of the Loan Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions. The Company has evaluated the embedded conversion option, and has concluded that it does not need to be bifurcated and separately accounted for. No amount will be recognized for the conversion feature until such time as the conversion feature is exercised and it can be determined whether a beneficial conversion feature exists. In connection with the Company’s May 2016 private placement (refer to Note 7), Hercules purchased 259,067 units for cash proceeds of $0.2 million to the Company. This purchase was separate from the $2.0 million equity purchase option under the Loan Agreement.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the Loan Agreement. The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of June 30, 2016, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the loan agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2016 are as follows (amounts in thousands):

Years Ending December 31:
2016 (6 months remaining)	$907
2017	4,386
2018	7,507
2019	7,159
19,959
Less amount representing interest	(4,268)
Less discount	(1,266)
Less deferred charges	(690)
Less current portion	—
Loans payable, net of current portion and discount	$13,735

(7) Common Stock

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black Scholes valuation model, and the changes in the fair value at the time of each reporting date are recorded in the Statements of Operations and Comprehensive Income (Loss). During the three months ended June 30, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a non-cash loss on the increase in the fair value of approximately $1.0 million in the Statements of Operations and Comprehensive Income (Loss). As of June 30, 2016, none of the PIPE Warrants have been exercised.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	June 30, 2016
Expected price volatility	76.25%	75.61%
Expected term (in years)	5.00	5.00
Risk-free interest rates	1.22%	1.01%
Dividend yield	—	—

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

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of June 30, 2016, the Company has sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold during the three and six months ended June 30, 2016.

Approximately $9.1 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Plans

The following table summarizes stock option activity during the six months ended June 30, 2016.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,796,005	$3.78
Granted	1,644,934	$1.03
Exercised	(35,416)	$0.84
Forfeited	(577,252)	$1.82
Outstanding at June 30, 2016	5,828,271	$3.22	7.27	$142
Vested or expected to vest at June 30, 2016	3,910,379	$4.23	6.37	$94
Exercisable at June 30, 2016	2,752,710	$5.55	5.31	$45

Stock options to purchase 200,665 shares of common stock contain market conditions which were not deemed probable of vesting at June 30, 2016.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended June 30,
	2016	2015
Volatility factor	73.24% - 74.47%	73.04% - 73.36%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.94% - 1.03%	1.85%
Dividend yield	—	—

Six Months Ended June 30,
	2016	2015
Volatility factor	73.24% - 74.47%	73.04% - 78.7%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.94% - 1.38%	1.54% - 1.85%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted to employees during the six months ended June 30, 2016 and 2015 was $1.03 per share and $1.13 per share, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 76% and 71% as of June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was $0.8 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options exercised during the three and six months ended June 30, 2016 was $35,000 and $35,000, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2015 was $44,000 and $57,000, respectively.

The restricted stock activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Fair-Value
Unvested at December 31, 2015	42,750	$1.61
Granted	—	—
Vested/Released	(42,750)	1.61
Unvested at June 30, 2016	—	—

As of June 30, 2016, there was no unrecognized stock-based compensation expense related to restricted stock awards granted under the Plan.

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2015	Restructuring expense incurred during the six months ended June 30, 2016	Restructuring amounts paid during the six months ended June 30, 2016	Restructuring amounts accrued at June 30, 2016
	(in thousands)
Employee severance, benefits and related costs.	$357	—	$(306)	51

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The lawsuit seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper.  The Company filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in the Company’s favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which the Company opposed, and which the Court denied on June 30, 2015.  The plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit. The parties have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. The plaintiffs will seek an award of attorney’s fees, which the Company expects will be paid by insurance. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the court.

On July 3, 2013, the staff (the “SEC Staff”) of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation made to the Company by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. The Company agreed to settle those claims for a total amount of $4.0 million, subject to the approval of the Commission.

On March 29, 2016, the Commission filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts (the “Court”) alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the Commission a $4 million civil penalty to settle the Commission’s claims against the Company. On March 31, 2016, the Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.  The Commission’s action against the Company’s three former officers is still pending. The Company is not a party to any litigation or discussions between the SEC Staff and the former officers, and the Company can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

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

In January 2015, we announced our receipt of confirmation from the European Medicines Agency, or EMA, that tivozanib is eligible for submission of an application for a European Union Marketing Authorization under the EMA’s centralized procedure for the treatment of RCC. Confirmation of eligibility for submission is not predictive of the EMA’s approval of a Marketing Authorization Application, or MAA. Tivozanib has previously been granted orphan drug designation in Europe for the treatment of RCC.  Our partner, EUSA Pharma (UK) Limited, or EUSA, submitted a MAA for tivozanib for the treatment of RCC with the EMA in February 2016 based on our existing dataset, which includes the results from the TIVO-1 study of tivozanib in the first-line treatment of RCC. In March 2016, the EMA validated the MAA, confirming that the submission was complete and that it would initiate its review process. EUSA received the Day 120 List of Questions from the EMA on July 21, 2016.

In December 2015, our partner JSC “Pharmstandard-Ufimskiy Vitamin Plant”, a subsidiary of Pharmstandard OJSC, or Pharmstandard, submitted an application for marketing authorization for tivozanib based on the TIVO-1 trial results in Russia that was accepted for review by the Russian Ministry of Health in February 2016. We expect this application to be withdrawn following Pharmstandard’s election to terminate our partnership, which is discussed further below under “-Strategic Partnerships -Pharmstandard Group”.

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

RCC Third Line Phase 3 Trial (TIVO-3):  In May 2016, we initiated enrollment and treatment of patients in our new phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC. The TIVO-3 trial was designed to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment.  Our study design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 study of approximately 322 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the study may include those who have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the study is to show improved PFS, and secondary endpoints include OS and objective response rate, or ORR, as well as safety and pharmacokinetic endpoints.  The study’s sites are located in North America and the European Union.  The study does not include a crossover. Following the initiation of enrollment, we continue to expect to report top line data from the study in the first quarter of 2018.

RCC PD-1 Combination Trial:  We are planning to conduct a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC.  In recent studies, TKIs and PD-1 inhibitors have shown promising efficacy in treating RCC in combination.  However, several TKI/PD-1 combinations have encountered toxicity levels that are likely to prohibit such TKIs from safely combining with PD-1 inhibitors for RCC treatment.  In our clinical trials, tivozanib has demonstrated a superior tolerability profile relative to many other TKIs, including lower rates of key potential overlapping toxicities with PD-1 inhibitors.  We believe that tivozanib’s tolerability profile has the potential to allow tivozanib to combine with PD-1 inhibitors more safely than other TKIs.

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

Pharmstandard License Agreement:  In August 2015, we entered into a license agreement under which we granted to Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States, or CIS, for all conditions excluding non-oncologic ocular conditions. In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified us that due to economic and market changes in Russia it was terminating the license agreement.  We plan to seek a new partner for the development and commercialization of tivozanib in these territories.

Ophthotech Option for Ocular Conditions (Non-Oncologic):  In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation, or Ophthotech, under which we granted Ophthotech a limited research license and an option for a license to develop and commercialize tivozanib outside of Asia for the diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

CRC Development

CRC Phase 2 Results:  In March 2015, we announced results from a predefined biomarker analysis of our BATON-CRC study, as recently published in Clinical Cancer Research (Benson et. al., Clin. Ca. Res., ePub ahead of Print July 2016).  The BATON-CRC study was a randomized phase 2 clinical trial of modified FOLFOX6, a commonly used chemotherapy, combined with tivozanib or Avastin® (bevacizumab), which both target angiogenesis signaling pathways, in first-line treatment of metastatic CRC. In this study, among prospectively defined biomarkers, patients with low (below the median, representing 50% of the population) serum neuropilin-1, or NRP-1, demonstrated longer PFS when treated with tivozanib compared to bevacizumab, which suggests that first-line colorectal cancer patients with low NRP-1 levels may benefit from treatment with tivozanib over bevacizumab, a standard of care in this disease.  However, the assay used to measure serum NRP-1 is not suitable for development as a companion diagnostic.  We do not plan to conduct further clinical studies unless an assay is identified.

Ficlatuzumab

Ficlatuzumab is a potent Hepatocyte Growth Factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor which is believed to trigger many activities that are involved in cancer development and metastasis. We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib (an EGFR TKI) and a phase 2 clinical study evaluating ficlatuzumab in combination with gefitinib (an EGFR TKI), in first-line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent-to-treat population. However, an exploratory analysis using a serum-based proteomic diagnostic test, known as VeriStrat®, identified a sub-population of patients who experienced progression free survival and overall survival benefits from the addition of ficlatuzumab to gefitinib. VeriStrat is commercially available to help physicians guide treatment decisions for patients with second-line advanced NSCLC. Data from the exploratory analyses with VeriStrat prompted the development of a separate investigational companion diagnostic test called BDX004. Based upon the exploratory analyses, we believe that BDX004 may be indicative of a predictive biomarker for the combination of ficlatuzumab and an EGFR TKI over an EGFR TKI alone in first-line EGFR mutation patients who have been previously identified to not respond well to the current standard of care.

In April 2014, we entered into a worldwide agreement with Biodesix, Inc., or Biodesix, to develop and commercialize ficlatuzumab with BDX004. Pursuant to the Biodesix agreement, in December 2014 we initiated a phase 2 confirmatory study, which we refer to as the FOCAL study, of ficlatuzumab in combination with erlotinib in first-line advanced NSCLC patients who have an EGFR mutation and who are identified by the BDX004 test as being most likely to benefit from the addition of ficlatuzumab to the EGFR TKI. We began enrolling patients during the second half of 2015. To date, enrollment has been slow due to a variety of factors. Under the Biodesix agreement, Biodesix agreed to fund up to $15 million of the costs of this study, after which costs are to be shared equally. Any additional development, regulatory and commercial costs under the Biodesix agreement are to be shared equally. Under the Biodesix agreement, subject to regulatory approval, we would lead worldwide commercialization of ficlatuzumab.

AV-203

AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heregulin), levels predict AV-203 anti-tumor activity. We have completed a phase 1 dose escalation study of AV-203, which established a recommended phase 2 dose, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. In 2014, for business reasons, the expansion cohort of this study was discontinued.

In March 2016, we entered into collaboration and license agreement with CANbridge Life Sciences Ltd., or CANbridge, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries other than the United States, Canada and Mexico.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, and chronic obstructive pulmonary disease, or COPD. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome.   AV-380 focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

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

Strategic Partnerships

CANbridge

On March 16, 2016, which we refer to as the Effective Date, we entered into a collaboration and license agreement with CANbridge under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico. Under the terms of the license agreement, if we determine to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, we are obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. In addition, for a period of time following the completion of certain proof-of-concept clinical studies by CANbridge involving the use of AV-203 for the treatment of squamous cell esophagus cancer, we have agreed to negotiate exclusively with CANbridge for (a) the right to co-develop ErbB3 inhibitory antibody products for the treatment of squamous cell esophagus cancer or (b) the right to include the United States, Canada and Mexico as part of the licensed territory under the license agreement. The parties have both agreed not to directly or indirectly develop or commercialize any ErbB3 inhibitory antibody product during the term of the license agreement other than pursuant to the license agreement.

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 in the licensed territory.

Pursuant to the license agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016. CANbridge also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses that we previously incurred, $0.5 million of which will be due on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities we conducted and (ii) twelve months from the Effective Date, and the remaining $0.5 million of which will be due on the earlier of (i) the date of validation by CANbridge of such manufacturing development activities or (ii) eighteen months from the Effective Date. We are also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country.  A percentage of any milestone and royalty payments received by us, excluding upfront and reimbursement payments, are due to Biogen Idec International GMBH as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

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

Under the license agreement, EUSA made a research and development funding payment to us of $2.5 million in 2015.  EUSA is required to make a further research and development funding payment of $4.0 million upon the grant by the European Medicines Agency, or the EMA, of marketing approval for tivozanib for treatment of RCC. We are eligible to receive additional research funding from EUSA, including up to $20.0 million for the Company’s phase 3 study in third-line RCC ifEUSA elects to utilize data generated by the study, and up to $2.0 million for a potential phase 1 combination study with a checkpoint inhibitor if EUSA elects to utilize data generated by the study. We will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with EUSA’s filing with the EMA for marketing approval for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. We are also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in the licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any milestone and royalty payments we receive are due to KHK as a sublicensing fee under the license agreement between us and KHK dated as of December 21, 2006, pursuant to which we acquired exclusive rights to develop and commercialize tivozanib for all human diseases outside of Asia.  The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

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

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $53 million in potential clinical milestone payments and up to $105 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory.

Pharmstandard Group

In August 2015, we entered into an exclusive license agreement with Pharmstandard, under which we granted Pharmstandard the exclusive right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all conditions excluding non-oncologic ocular conditions.

In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified us that due to economic and market changes in Russia it was exercising its right to terminate the license agreement effective September 9, 2016. Upon termination of the license agreement, the licenses to tivozanib we granted to Pharmstandard will terminate, all product rights and regulatory documents will be transferred to us, Pharmstandard will no longer be responsible for the development and commercialization of tivozanib, and Pharmstandard will have no further payment obligations under the license agreement except with respect to payments that accrued prior to the effective date of the termination.

Pharmstandard filed an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma that was accepted by the Ministry of Health of the Russian Federation in February 2016. We expect this application to be withdrawn following Pharmstandard’s termination notice. We plan to seek a new partner for the development and commercialization of tivozanib in these territories.

Ophthotech

In November 2014 we entered into a research and exclusive option agreement with Ophthotech.

Pursuant to this agreement, we granted to Ophthotech a license to perform certain research and development activities during the option period. These activities include formulation work for ocular administration, preclinical research and the conduct of a Phase 1/2a, proof of concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration.

We also granted Ophthotech an exclusive option to license tivozanib outside of Asia for the diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.

Ophthotech paid us $0.5 million in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement. We are obligated to make available to Ophthotech, at no cost, certain quantities of tivozanib hydrochloride solely for research purposes, including manufacturing additional quantities of tivozanib in the event stability data indicates that the current supply will expire prior to the end of February 2017. A percentage of all payments we receive from Ophthotech are due to KHK as a sublicensing fee under the KHK agreement.

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

Pursuant to a joint development plan, we retain primary responsibility for clinical development of ficlatuzumab in a proof of concept clinical study of ficlatuzumab for NSCLC in which VeriStrat will be used to select clinical trial subjects. The trial is fully funded by Biodesix up to a cap of $15.0 million, other than manufacturing costs for the trial, which are shared equally. Under the agreement, after the cap is reached we and Biodesix share equally in any additional costs of the NSCLC trial.  We would each be responsible for 50% of development and regulatory costs associated with any future clinical trials we and Biodesix decide to undertake, including all milestone payments and royalties payable to third parties, if any. Biodesix is responsible for all of the costs associated with development and registration of BDX004. Under the Biodesix agreement, subject to regulatory approval, we would lead worldwide commercialization of ficlatuzumab.

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

In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s, pursuant to which we made an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones. We made a $0.4 million milestone payment to St. Vincent’s during the six months ended June 30, 2016 related to the selection of a development candidate. Royalties for approved products resulting from the license agreement will also be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

Astellas Pharma

In February 2011, we entered into a collaboration and license agreement with Astellas Pharma Inc., or Astellas, to develop and commercialize tivozanib for the treatment of a broad range of cancers. On February 12, 2014, Astellas exercised its right to terminate the agreement. The termination of the agreement became effective August 11, 2014, at which time tivozanib rights returned to us. In accordance with the collaboration and license agreement, we and Astellas agreed to equally share committed development costs, including the costs of completing certain tivozanib clinical development activities that had been initiated as part of our partnership with Astellas.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec International GmbH, or Biogen Idec, regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. Under the agreement, we were responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial. In March 2014, we amended our agreement with Biogen Idec, whereby Biogen Idec agreed to the termination of its rights and obligations under the agreement, including Biogen Idec’s option to (i) obtain a co-exclusive (with us) license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we retain worldwide rights to AV-203, a clinical stage ErbB3-targeted antibody. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our license agreement with CANbridge. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge agreement and single digit royalty payments on net sales related to the sale of AV-203, up to cumulative maximum amount of $50.0 million.

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

Upon entering into the license agreement with KHK, we made a one-time cash payment in the amount of $5.0 million. In March 2010, we made a $10.0 million milestone payment to KHK in connection with the dosing of the first patient in our phase 3 clinical trial of tivozanib. We made a $22.5 million payment to KHK during the year ended December 31, 2011 related to the up-front license payment received under Astellas agreement In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our NDA filing for tivozanib. The total remaining payments for clinical and regulatory milestones under our license agreement with KHK are $38.0 million, in the aggregate, provided that the associated clinical and regulatory milestones specific to licensed territories will be replaced by a specified percentage of any non-research and development amounts we receive from any third party in the event we sublicense our rights under the agreement.

We are required to pay to KHK 30% of certain amounts we receive from sublicensees, including up-front license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.

Financial Overview

We have devoted substantially all of our resources to our drug development efforts, including research and development, conducting clinical trials for our product candidates, manufacturing, protecting our intellectual property and the general and administrative functions relating to these operations. We have generated no revenue from product sales through June 30, 2016, and through such date have principally funded our operations through the proceeds from our strategic partnerships, sales of stock to investors and loan agreements with Hercules Capital, Inc. (formerly known as Hercules Technology Growth Capital, Inc.) and certain of its affiliates, which we sometimes refer to collectively as Hercules.

We do not have a history of being profitable and, as of June 30, 2016, we had an accumulated deficit of $511.3 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2016 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We anticipate that research and development expenses will increase in 2016 as compared to 2015 due to the commencement of enrollment in May 2016 in the TIVO-3 trial and the potential commencement of a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 31,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Tivozanib	$5,273	$993	$10,257	$2,438
AV-380 Program in Cachexia	38	282	464	757
Ficlatuzumab	104	—	353	—
AV-203	9	79	79	366
Other pipeline programs	—	—	—	11
Other research and development	—	—	—	10
Overhead	180	487	423	954
Total research and development expenses	$5,604	$1,841	$11,576	$4,536

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus. In February 2016, our strategic partner EUSA submitted an application for marketing authorization for tivozanib for the treatment of RCC to the European Medicines Agency. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within the licensed territories. We continue to share the costs of development activities to which we and Astellas were committed at the time the Astellas partnership was terminated.

In May 2016, we initiated  TIVO-3, an additional phase 3 trial of tivozanib vs. sorafenib. TIVO-3, which is expected to enroll approximately 322 patients in the refractory RCC setting, will use PFS as the primary endpoint and OS as a secondary endpoint, and is designed to address the OS concerns presented in the June 2013 complete response letter from the FDA and to support a request for approval of tivozanib as a third-line treatment and as a first-line treatment. We expect the total estimated costs of this trial to be approximately $28.0 - $30.0 million through completion. We are also planning to conduct a phase 1/2 trial of tivozanib in combination with a PD-1 inhibitor for the treatment of RCC, for which costs could be in the range of $2.0 - $2.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to Growth Differentiation Factor 15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St. Vincent’s pursuant to our in-licensing agreement, which comprises substantially all of the costs incurred during the six months ended June 30, 2016.

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

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash component of other expense, until the earlier of their exercise or expiration or upon the completion of a liquidation event.

Interest Expense, Net

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation. Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2016, we are forecasting a net loss for the year ended December 31, 2016, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax benefit in the current quarter. For the six months ended June 30, 2016, we recorded a $0.1 million provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the six-month period ended June 30, 2016. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2015 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for each of the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenue	$193	$134	$59	44%
Operating expenses:
Research and development	5,604	1,841	3,763	204%
General and administrative	1,731	2,889	(1,158)	(40)%
Restructuring and lease exit	—	25	(25)	(100)%
Total operating expenses	7,335	4,755	2,580	54%
Loss from operations	(7,142)	(4,621)	(2,521)	55%
Interest expense, net	(468)	(626)	158	(25)%
Change in fair value of warrant liability	(996)	—	(996)	—%
Other expense	—	(209)	209	(100)%
Loss before income taxes	(8,606)	(5,456)	(3,150)	58%
Income tax provision	—	—	—	—%
Net loss	$(8,606)	$(5,456)	$(3,150)	58%

The following table sets forth revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
Strategic Partner:
CANbridge	$28	$—	$28	100
EUSA	99	—	0	100%
Biogen Idec	—	76	(76)	(100)%
Pharmstandard	37	—	37	100%
Ophthotech	29	58	(29)	(50)%
	$193	$134	$(40)	(30)%

Revenue. Revenue for the three months ended June 30 2016 was $0.2 million compared to $0.1 million for the three months ended June 30, 2015, an increase of approximately $0.1 million. The increase was primarily due to $0.1 million in revenue recognized in the second quarter of 2016 in connection with our out-licensing agreement with EUSA, which was executed in December 2015.

Research and development. Research and development, or R&D, expenses for the three months ended June 30, 2016 were $5.6 million compared to $1.8 million for the three months ended June 30, 2015, an increase of $3.8 million or 204%. The increase was primarily attributable to an increase in tivozanib clinical trial costs in connection with our TIVO-3 phase 3 trial in renal cell carcinoma that commenced enrollment and patient treatment in May 2016. For the remainder of 2016, we anticipate that research and development expenses will continue to increase as we advance enrollment in the TIVO-3 trial and potentially commence a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC.

General and administrative. General and administrative expenses for the three months ended June 30, 2016 were $1.7 million compared to $2.9 million for the three months ended June 30, 2015, a decrease of $1.2 million or 40%. The decrease was primarily the result of a $0.4 million decrease in external legal costs associated with various ongoing legal matters, a $0.6 million decrease in employee compensation, consulting, facilities and IT costs following our decreased headcount and the reduction of our utilized facility space following our 2015 restructuring. For the remainder of 2016, we anticipate that general and administrative expenses will remain at current levels.

Change in fair value of warrant liability. The loss from the change in the fair value of our warrant liability from the time of inception for the three months ended June 30, 2016 was $1.0 million. In May 2016, we issued warrants in connection with a private placement financing  and recorded the warrants as a liability. The changes in the fair value at the end of each reporting date are recorded as a non-cash gain or loss in the Statements of Operations and Comprehensive Income (Loss).

Interest expense, net. Interest expense, net for the three months ended June 30, 2016 was $0.4 million compared to $0.6 million for the three months ended June 30, 2015. The decrease was primarily attributable to the decrease in the outstanding balance on our loan with Hercules. For the remainder of 2016, we anticipate that interest expense will increase in connection with the additional loan proceeds received from Hercules under the May 2016 amended Loan Agreement and corresponding issuance of warrants.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for each of the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenue	$1,396	$268	$1,128	421%
Operating expenses:
Research and development	11,576	4,536	7,040	155%
General and administrative	4,203	6,144	(1,941)	(32)%
Restructuring and lease exit	—	4,358	(4,358)	(100)%
Total operating expenses	15,779	15,038	741	5%
Loss from operations	(14,383)	(14,770)	387	(3)%
Interest expense, net	(837)	(1,337)	500	(37)%
Change in fair value of warrant liability	(996)	—	(996)	—%
Other expense	—	(223)	223	(100)%
Loss before income taxes	(16,216)	(16,330)	114	(1)%
Income tax provision	(100)	—	(100)	100%
Net loss	$(16,316)	$(16,330)	$14	(0)%

The following table sets forth revenue for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
Strategic Partner:
CANbridge	$1,028	$—	$1,028	100
EUSA	197	—	0	100%
Biogen Idec	38	152	(114)	(75)%
Pharmstandard	75	—	75	100%
Ophthotech	58	116	(58)	(50)%
	$1,396	$268	$931	347%

Revenue. Revenue for the six months ended June 30 2016 was $1.4 million compared to $0.3 million for the six months ended June 30, 2015, an increase of approximately $1.1 million. The increase was primarily due to the $1.0 million upfront payment received in connection with a collaboration and license agreement with CANbridge entered into in March 2016.

Research and development. Research and development, or R&D, expenses for the six months ended June 30, 2016 were $11.6 million compared to $4.5 million for the six months ended June 30, 2015, an increase of $7.0 million or 155%. The increase was primarily attributable to an increase in tivozanib clinical trial costs and drug product manufacturing in connection with our TIVO-3 phase 3 trial in renal cell carcinoma that commenced enrollment and patient treatment in May 2016. For the remainder of 2016, we anticipate that research and development expenses will continue to increase as we advance enrollment in the TIVO-3 trial and potentially commence a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC.

General and administrative. General and administrative expenses for the six months ended June 30, 2016 were $4.2 million compared to $6.1 million for the six months ended June 30, 2015, a decrease of $1.9 million or 32%. The decrease was primarily the result of a $0.7 million decrease in external legal costs associated with various ongoing legal matters, a $1.1 million decrease in employee compensation, consulting, facilities and IT costs following our decreased headcount and the reduction of our utilized facility space following our 2015 restructuring. For the remainder of 2016, we anticipate that general and administrative expenses will remain at current levels.

Restructuring and lease exit. Restructuring and lease exit expenses for the six months ended June 30, 2016 and 2015 were $0 and $4.4 million, respectively. The expenses incurred during the six months ended June 30, 2015 related to the January 2015 restructuring, which was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions.

Change in fair value of warrant liability. The loss from the change in the fair value of our warrant liability from the time of inception for the six months ended June 30, 2016 was $1.0 million. In May 2016, we issued warrants in connection with a private placement financing and recorded the warrants as a liability. The changes in the fair value at the end of each reporting date are recorded as a non-cash gain or loss in the Statements of Operations and Comprehensive Income (Loss).

Interest expense. Interest expense for the six months ended June 30, 2016 was $0.8 million compared to $1.3 million for the six months ended June 30, 2015. The decrease was primarily attributable to the decrease in the outstanding balance on our loan with Hercules. For the remainder of 2016, we anticipate that interest expense will increase in connection with the additional loan proceeds received from Hercules under the May 2016 amended Loan Agreement and corresponding issuance of warrants.

Income Tax Provision. Income tax provision for the six months ended June 30, 2016 was $0.1 million compared to $0 for the six months ended June 30, 2015. The increase in the income tax provision relates to withholding taxes incurred in a foreign jurisdiction related income earned from our licensing agreement with CANbridge.

Liquidity and Capital Resources

We have funded our operations principally through the sale of equity securities sold in private placements and underwritten public offerings, revenue and expense reimbursements from strategic partnerships, debt financing and interest income. In May 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules loan agreement. As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $39.5 million. Currently, our funds are invested in money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash (used in) operating activities	$(14,909)	$(27,250)
Net cash provided by (used in) investing activities	(6,699)	1,188
Net cash provided by (used in) financing activities	20,305	522
Net decrease in cash and cash equivalents	$(1,303)	$(25,540)

Our operating activities used cash of $14.9 million and $27.3 million in the six months ended June 30, 2016 and 2015, respectively. Cash used by operations was due primarily to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $6.7 million and provided cash of $1.2 million in the six months ended June 30, 2016 and 2015, respectively. Cash used by investing activities for the six months ended June 30, 2016 was primarily the net result of the purchase of marketable securities, partially offset by the maturities of marketable securities. Cash provided by investing activities for the six months ended June 30, 2015 was primarily the result of the proceeds of maturities of marketable securities and the sale of equipment.

Our financing activities provided cash of $20.3 million and $0.5 million in the six months ended June 30, 2016 and 2015, respectively. In May 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules loan agreement. In the six months ended June 30, 2015, we raised approximately $6.1 million in net proceeds from the sale of our common stock, including $5.8 million under our ATM facility with FBR and $0.3 million from the exercise of common stock options, offset by $5.6 million in principal payments under our Hercules loan agreement.

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of these warrants has been determined using the Black Scholes valuation model, and the changes in the fair value at the time of each reporting date are recorded in the Statements of Operations and Comprehensive Income (Loss). During the three months ended June 30, 2016, as a result of the fair value adjustment of the warrant liability, we recorded a non-cash loss on the increase in the fair value of approximately $1.0 million in the Statements of Operations and Comprehensive Income (Loss). As of June 30, 2016, none of the PIPE Warrants have been exercised.

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

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf.  The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf.  On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15 million of our common stock under the 2015 Shelf.  The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. As of June 30, 2016, we have sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold during the three and six months ended June 30, 2016.

Approximately $9.1 million remains available for sale under the Sales Agreement.

Credit Facilities.

On May 28, 2010, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”).  The Loan Agreement was subsequently amended in March 2012, September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”).  Amounts borrowed under the March 2012 Amendment were repaid in full in 2015.

Pursuant to the 2014 Amendment, we received additional loan proceeds from Hercules in the amount of $10.0 million and were not required to commence principal payments until May 1, 2016. An end-of-term payment of approximately $0.5 million continues to be due on January 1, 2018 or on such earlier date if the loan is prepaid.

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. We are not required to commence principal payments on the $15 million loan until July 1, 2017, at which time we will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment includes a financial covenant that requires us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our Phase 3 TIVO-3 trial.

Under the 2016 Amendment, we may, at our request during any time from March 1, 2017 through June 30, 2017, draw down an additional $5.0 million in funding. This funding is contingent upon us: (i) achieving satisfactory developmental progression on a minimum of two (2) clinical programs (other than the Phase 3 TIVO-3 trial) that are either managed directly by us or funded, in whole or in part, by us and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If we draw down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of June 30, 2016 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2016, we are in compliance with all of the financial covenants and through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the loan agreement.

The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Loan Agreement.

Operating Capital Requirements.

We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets. We will require substantial funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining costs for the TIVO-3 trial for RCC could be in the range of $28-30 million in the aggregate through 2018. We are also designing a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC for which costs could be in the range of $2.0-$2.5 million. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. Moreover, under our agreement with Biodesix, we are obligated to share any costs for the phase 2 FOCAL study that exceed $15 million, and to share any manufacturing and future development costs. Accordingly, we will need substantial additional funding in connection with our planned operations. If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure partnership arrangements to advance our programs, we would be forced to delay, reduce or eliminate our research and development programs and any future commercialization efforts.

We believe that our approximate $39.5 million in cash, cash equivalents and marketable securities at June 30, 2016 could allow us to fund our planned operations into the fourth quarter of 2017. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our  Sales Agreement with FBR.

In addition to our approximate $39.5 million in existing cash resources at June 30, 2016, we have significant potential milestone payments that could be received from four of our business partnerships through 2017, an option to receive an additional $5 million in loan proceeds under our Loan Agreement with Hercules and a corresponding six-month deferral of principal payments, subject to the terms of the Loan Agreement, and access to up to $9.1 million in gross proceeds from potential sales of our common stock under our Sales Agreement with FBR. If we are unable to obtain sufficient cash resources from one or more of these or other sources, we may not be able to maintain compliance with the financial covenant under our Loan Agreement with Hercules (refer to Note 6 in the condensed consolidated financial statements). Moreover, there can be no assurance that we will receive cash proceeds from any of these potential resources.

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

Contractual Obligations and Commitments

In May 2016, we amended our Loan Agreement with Hercules and received $5.0 million in additional loan proceeds, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million (refer to Note 6 in the condensed consolidated financial statements).

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and marketable securities of $39.5 million, consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term cash equivalents. Our cash equivalents are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our cash equivalents until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of June 30, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The lawsuit seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper.  We filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in our favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which we opposed, and which the Court denied on June 30, 2015.  The plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit.  The parties have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. The plaintiffs will seek an award of attorney’s fees, which we expect will be paid by insurance. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the court.

On July 3, 2013, the staff, or SEC Staff, of the United States Securities and Exchange Commission, or the Commission, served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others.  In September 2015, the SEC Staff invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. We agreed to settle those claims for a total amount of $4.0 million, subject to the approval of the Commission.

On March 29, 2016, the Commission filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, we consented to the entry of a final judgment pursuant to which we paid the Commission a $4.0 million civil penalty to settle the Commission’s claims against us.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty. The Commission’s action against our three former officers is still pending. We are not a party to any litigation or discussions between the SEC Staff and the former officers, and we can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

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

We have incurred a net loss of $16.3 million for the six months ended June 30, 2016 and, as of June 30, 2016, had an accumulated deficit of $511.3 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

We will require substantial funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining costs for the TIVO Phase 3 trial for RCC could be in the range of $28-$30 million. We are also designing a phase 1/2 study of tivozanib combined with a PD-1 inhibitor for the treatment of patients with RCC for which costs could be in the range of $2.0-$2.5 million. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. Moreover, under our agreement with Biodesix, we are obligated to share any costs for the phase 2 FOCAL study that exceed $15 million. Accordingly, we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, or if we are unable to procure partnership arrangements to advance our programs, we would be forced to delay, reduce or eliminate our research and development programs and any future commercialization efforts.

We believe that our approximate $39.5 million in cash, cash equivalents and marketable securities at June 30, 2016 could allow us to fund our planned operations into the fourth quarter of 2017. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our  Sales Agreement with FBR.

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

We, and certain of our former officers and directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements concerning the development of our drug tivozanib and its prospects for FDA approval.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015.  The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit and have also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed.  Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation.  The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015.  The plaintiff has appealed the court’s decision to the United States Court of Appeals for the First Circuit. We have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. The plaintiffs will seek an award of attorney’s fees, which we expect will be paid by insurance. The settlement is subject to negotiation of final documentation and court approval. There can be no assurance that the settlement will be approved by the court.

We intend to continue to deny the allegations in the class action case and to engage in a vigorous defense of such lawsuit. We intend to resolve the derivative lawsuit in accordance with the proposed settlement. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

We have concluded a settlement with the SEC, but the SEC is still pursuing an action against our former officers.

  We paid a $4 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  See “Part II, Item 1 – Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit, and those claims are still pending.  We are not a party to, nor are we involved in any litigation or discussions between the SEC and the former officers. However, those individuals may seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

The success of tivozanib will depend on several factors, including the following:

•

our ability to secure the substantial additional working capital required to initiate and conduct our planned clinical trials of tivozanib, including the TIVO-3 trial and the planned phase 1/2 PD-1 combination trial in RCC;

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

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway.  We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor.  There are also other agents that target ErbB3 as a part or all of their inhibitory mechanism.  Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. However, a number of agents with different mechanisms of action have completed or are currently being studied in phase 2 trials in cachexia or muscle wasting.  There are no currently approved Notch 3 inhibitors, although there is at least one Notch 3 inhibitor currently in clinical trials.  There are multiple treatments approved for pulmonary arterial hypertension through various mechanisms.

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

If we or one of our corporate partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the United States Patent and Trademark Officer, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the United States Patent and Trademark Office and the European Patent Office.  Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

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

Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share. Our bid price has recently fallen below $1.00 from time to time.  If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.

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

At June 30, 2016, we had $39.5 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, money market funds, U.S. government agency securities, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1
10.2	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2
10.3	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3
10.4	Amendment No. 4 to Loan and Security Agreement, dated May 13, 2016, by and among the Company and the Lenders party thereto					X
10.5	Warrant Agreement, dated May 13, 2016, by and between the Company and Hercules Capital, Inc.	8-K	001-34655	05/13/2016	10.5
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X