Form 10-K
period 2016-12-31
AVEO PHARMACEUTICALS INC
filed 2017-03-22
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market at the close of business on June 30, 2016, was $61,056,258

The number of shares outstanding of the registrant’s Common Stock as of March 17, 2017 were 75,862,946.

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVEO PHARMACEUTICALS, INC.

References to AVEO

Throughout this Form 10-K, the words “we,” “us,” “our” and “AVEO”, except where the context requires otherwise, refer to AVEO Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of AVEO Pharmaceuticals, Inc.

Forward-Looking Information

Any statement contained in this Annual Report on Form 10-K or in the documents we incorporate by reference herein other than a statement of historical fact, may be a forward-looking statement, including statements regarding our and our collaborators’ future discovery, development and commercialization efforts, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements by such terms as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•	the initiation, timing, progress and results of future clinical trials, and our development programs;
•	our plans to develop and commercialize our product candidates;
•	our ability to secure new collaborations, maintain existing collaborations or obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates of the period in which we anticipate that existing cash, cash equivalents and investments will enable us to fund our current and planned operations;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	our ability to continue as a going concern.

Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors, including risks relating to:

•	our ability to maintain our third party collaboration agreements and our ability, and the ability of our licensees, to achieve development and commercialization objectives under these arrangements;
•	our ability, and the ability of our licensees, to demonstrate to the satisfaction of applicable regulatory agencies the safety, efficacy and clinically meaningful benefit of our product candidates;
•	our ability to successfully enroll and complete clinical trials of our product candidates, including our TIVO-3 trial;
•	our ability to maintain compliance with the $10.0 million financial covenant under our loan agreement with Hercules;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our product candidates;
•	our ability to obtain and maintain adequate protection for intellectual property rights relating to our product candidates and technologies;
•	developments, expenses and outcomes related to our ongoing shareholder litigation;
•	our ability to successfully implement our strategic plans;
•	our ability to raise the substantial additional funds required to achieve our goals;
•	unplanned capital requirements;
•	adverse general economic and industry conditions;

•	competitive factors;
•	our ability to continue as a going concern; and
•	those risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report.

If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements we make.

You should consider these factors and the other cautionary statements made in this report and the documents we incorporate by reference herein as being applicable to all related forward-looking statements wherever they appear in this report or the documents incorporated by reference. While we may elect to update forward-looking statements wherever they appear in this report or the documents incorporated by reference herein, we do not assume, and specifically disclaim, any obligation to do so, whether as a result of new information, future events or otherwise, unless required by law.

PART I

ITEM 1.	Business

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. We are focused on developing our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC.  In addition, we have entered into partnerships to fund the further development and commercialization of our clinical stage assets, including AV-380, ficlatuzumab, AV-203, and tivozanib for oncology indications outside of North America and for non-oncologic indications worldwide.  We are currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity. We believe that our approximate $23.3 million in existing cash, cash equivalents and marketable securities at December 31, 2016, could allow us to fund our planned operations into the fourth quarter of 2017; however, additional funds will be needed to extend these operations into 2018 and maintain compliance with our $10.0 million financial covenant under our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules. We expect that, in order to obtain additional capital, we will need to complete public or private financings of debt or equity, receive milestone payments from our partners, or both. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able to receive milestone payments, complete additional financing or enter into such arrangements on acceptable terms, if at all.  For a further discussion of our liquidity, please refer to Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor, or VEGF, tyrosine kinase inhibitor, or TKI.  Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, colorectal and breast cancers.

Clinical and Regulatory Development in RCC

RCC First Line Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial, which we refer to as the TIVO-1 trial, comparing the efficacy and safety of tivozanib with Nexavar® (sorafenib), an approved therapy, for first-line treatment of RCC.  The trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the sorafenib arm in overall survival, or OS.  In June 2013, the U.S. Food and Drug Administration, or FDA, issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based solely on the data from this trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that there is no adverse effect on OS.

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902):  We completed a TIVO-1 extension study in which patients with advanced RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib arm in the TIVO-1 first-line RCC trial. We presented the final results at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2015.  The final results showed a median PFS of 11.0 months and a median OS of 21.6 months, demonstrating the clinically meaningful efficacy of tivozanib in a VEGF treatment refractory population.  We believe that the long OS derived from tivozanib following sorafenib that was demonstrated in Study 902 contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib.  However, the FDA did not accept this explanation, finding that the OS results were uninterpretable, and recommended that we perform a second phase 3 trial, as set forth above.

European Marketing Authorization Application by EUSA. Tivozanib has previously been granted orphan drug designation in Europe for the treatment of RCC.  Our licensee, EUSA Pharma (UK) Limited, or EUSA, submitted a marketing authorization application, or MAA, for tivozanib for the treatment of RCC to the European Medicines Agency, or EMA, in February 2016 based primarily on our existing dataset, which includes the results from the TIVO-1 clinical trial of tivozanib in the first-line treatment of

RCC, combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC.  The EMA validated the MAA in March 2016, confirming that the submission was complete and that it would initiate its review process.  EUSA received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA in July 2016, and submitted its responses in November 2016.   In January 2017, EUSA received the Day 180 List of Outstanding Issues, or LOI, from the CHMP. The Day 180 LOI signifies that the MAA is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision.  EUSA has informed us that it expects to submit written responses to the Day 180 LOI in April 2017, and the EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017.

RCC Third Line Phase 3 Trial (TIVO-3):  In May 2016, we initiated enrollment and treatment of patients in a phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC, which we refer to as the TIVO-3 trial. The TIVO-3 clinical trial was designed to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment for RCC.  Our trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial of approximately 322 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies one of which must have been a VEGF TKI.  Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS, and secondary endpoints include OS, safety and objective response rate, or ORR.  The trial’s sites are located in North America and Europe.  The TIVO-3 trial does not include a crossover design, meaning that patients who progress in one therapy will not then be offered the opportunity to cross over to the other therapy. We expect to complete enrollment in the TIVO-3 trial in June 2017, and to report top line data in the first quarter of 2018. The TIVO-3 trial passed an initial safety data assessment in February 2017.  We expect a pre-planned interim futility analysis to occur mid-year 2017.

RCC PD-1 Combination Trial with Opdivo (TiNivo):  In March 2017, we initiated enrollment in a phase 1/2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of RCC, which we refer to as the TiNivo trial.  Bristol-Myers Squibb is supplying nivolumab for the TiNivo trial, and we are the trial sponsor.  In recent clinical trials, TKIs and PD-1 inhibitors have shown promising efficacy in treating RCC in combination.  However, several TKI/PD-1 combinations have encountered toxicity levels that we believe are likely to challenge or prohibit such TKIs from safely combining with PD-1 inhibitors for RCC treatment.  In our clinical trials, tivozanib has demonstrated a superior tolerability profile relative to certain other TKIs, including lower rates of key potential overlapping toxicities with PD-1 inhibitors.  We believe that tivozanib’s tolerability profile has the potential to allow tivozanib to combine with PD-1 inhibitors more safely than other TKIs. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1 trial will primarily evaluate the safety of tivozanib in combination with nivolumab at escalating doses of tivozanib and, assuming favorable results, is expected to be followed by a phase 2 expansion at the established combination dose. We expect to receive initial data from the phase 1 portion of the TiNivo trial in the first half of 2017.

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

We have completed two phase 1 clinical studies of ficlatuzumab administered as a single agent and in combination with erlotinib, an endothelial growth factor receptor, or EGFR, TKI.  We also performed a phase 2 clinical trial evaluating ficlatuzumab in combination with gefitinib, an EGFR TKI, in first-line non-small cell lung cancer, or NSCLC. The phase 2 trial failed to demonstrate a statistically significant benefit in the intent-to-treat, or ITT, population.  However, a retrospective exploratory subgroup analysis utilizing Biodesix’s companion diagnostic, VeriStrat®, identified a sub-population of patients who experienced a progression free survival and overall survival benefit from the addition of ficlatuzumab to gefitinib. In December 2014, we and Biodesix initiated the

FOCAL trial, a phase 2 confirmatory study of ficlatuzumab in combination with erlotinib in the subset of patients with first-line advanced NSCLC previously identified. After experiencing lower rates of positivity for the two markers and slower than expected enrollment, a blinded look at the FOCAL trial data from enrolled patients found that the patients, who were known to be selected for poor prognosis, experienced materially higher discontinuation rates than observed in both the general ITT population and the retrospective exploratory subgroup population of the prior phase 2 clinical trial. This observation significantly compromised the commercial opportunity and the feasibility of the FOCAL trial.  Based on the findings from the interim analysis and the slow enrollment, we and Biodesix agreed in September 2016 to discontinue the FOCAL trial.

We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck.  We anticipate that we will present preliminary clinical observations from this phase 1 trial at an upcoming scientific conference.  We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia.  We anticipate that we will present preliminary clinical observations from this phase 1 trial at an upcoming scientific conference. We continue to evaluate several additional opportunities for the further clinical development of ficlatuzumab.

AV-203

AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heregulin), levels predict AV-203 anti-tumor activity. We have completed a phase 1 dose escalation study of AV-203, which established a recommended phase 2 dose, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. In 2014, the expansion cohort of this trial was discontinued to conserve capital resources.

In March 2016, we entered into a collaboration and license agreement with CANbridge Life Sciences Ltd., or CANbridge, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries other than the United States, Canada and Mexico.  CANbridge has begun its work to optimize the manufacturing of AV-203.  CANbridge expects that AV-203 will reenter the clinic in 2018.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, and other diseases. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome. AV-380 focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models and have completed cell line development.  In September 2014, we presented the results from four preclinical studies of AV-380 in various in vivo cachexia models and in vitro assays at the 2nd Cancer Cachexia Conference in Montreal, Canada. Our research was also selected for presentation in an oral session at the conference. In April 2015, we also presented the results from a preclinical study of AV-380 in a cachectic human tumor xenograft model at the Annual Meeting of the American Association of Cancer Research. We have established preclinical proof-of-concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of an overall survival benefit.

In August 2015, we entered into a license agreement under which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.  In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s.

AV-353 Platform

The AV-353 platform includes a number of potent inhibitory antibody candidates specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases and neurodegenerative conditions. Publications, including Nature Medicine (2009), have implicated the Notch 3 pathway in PAH, a rare and life-threatening disorder that affects approximately 250,000 people worldwide (Global Data 2016 PAH Opportunity Analyzer; 2012 Decision Resources PAH Report) and is caused by enlargement of the arterial walls in small arteries between the heart and the lungs, resulting in restricted blood flow. Currently, no known cure for PAH exists. Existing treatments for PAH have focused on controlling symptoms by avoiding vasoconstriction and increasing vasodilation of blood vessels but have not reversed the underlying cause of the disease.  However, the results of a recently concluded pre-clinical research study conducted at the University of California at San Diego (and recently presented in a poster at the November 2016 American Heart Association meeting) using one of our anti-Notch3 antibody candidates, generated preclinical data that supports the ability of the antibody to potentially reverse the thickening of vascular smooth muscle cells, which would represent a disease-modifying approach to treatment. A manuscript of the results is being prepared for submission to a peer-reviewed journal.

We are seeking patent protection of our AV-353 platform, which was developed utilizing our research and development platform and have already filed composition of matter patent applications.  We are currently seeking a partner to develop the AV-353 platform worldwide for the potential treatment of PAH.

Competition

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Roche Laboratories, Inc., or Roche, Pfizer Inc., or Pfizer, Bayer HealthCare AG, or Bayer, Amgen, Inc., Eli Lilly and Company, or Lilly, GlaxoSmithKline plc, or GSK, Xbiotech Inc., Novartis, Bristol-Myers Squibb Company, Merck & Co., Merrimack Pharmaceuticals, Inc., Arqule, Inc., Exelixis, Inc., Eisai Co., Ltd., Merck KGaA and AstraZeneca plc are pursuing the development or are currently marketing pharmaceuticals that target VEGF, HGF, ErbB3, Notch 3 or other pathways that could compete with our development candidates in oncology, cachexia, age-related macular degeneration, or AMD, and PAH. It is probable that the number of companies seeking to develop products and therapies for the treatment of unmet needs in the lives of people with cancer, cachexia, AMD, and PAH will increase.

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

Tivozanib

There are currently eleven FDA-approved drugs in oncology which target the VEGF receptors. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor tyrosine kinase inhibitors, or TKIs. Nexavar (sorafenib) and Stivarga (regorafenib) are marketed by Bayer and Onyx Pharmaceuticals Inc., a subsidiary of Amgen, Sutent (sunitinib) and Inlyta (axitinib) are marketed by Pfizer, and Votrient (pazopanib) is marketed by Novartis. Most of these approved VEGF TKIs are not specific to the VEGF 1, 2 and 3 receptors. Nexavar is approved for advanced RCC and unresectable hepatocellular cancer. Stivarga is approved for refractory metastatic colorectal cancer, or mCRC, and refractory gastrointestinal stromal tumors, or GIST. Sutent is approved for advanced RCC, GIST, and progressive, well-differentiated pancreatic neuroendocrine tumors. Inlyta is approved for advanced RCC after failure of one prior systemic therapy. Votrient is approved for advanced RCC and advanced soft tissue sarcoma after prior chemotherapy. Caprelsa (vandetanib), marketed by AstraZeneca, Kisplyx (lenvatinib) marketed by Eisai in combination with everolimus and Cometriq/Cabometyx (cabozantinib), marketed by Exelixis, are approved for RCC.

Avastin (bevacizumab), marketed by Roche/Genentech, Inc., is a monoclonal antibody approved for intravenous administration in combination with other anti-cancer agents for the treatment of mCRC, non-squamous non-small cell lung cancer, and metastatic RCC. It is also approved as a monotherapy for the treatment of glioblastoma in patients with progressive disease following prior therapy. Zaltrap (zif-aflibercept), marketed by Sanofi S.A. and Regeneron Pharmaceuticals, Inc., is a VEGF-trap molecule that binds to multiple circulating VEGF factors, and is approved in combination with standard chemotherapy agents for treatment of second line metastatic

CRC. Cyramza (ramucirumab), marketed by Lilly, is an antibody that binds to the VEGF-2 receptor that is approved for the treatment of advanced gastric or gastro-esophageal junction adenocarcinoma and in combination with docetaxel for the treatment of NSCLC.

Many of the approved VEGF pathway inhibitor agents are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway.

In addition, the emergence of PD-1/PD-L1 inhibitor therapies present additional competition for tivozanib in advanced RCC. For example, Opdivo (nivolumab), marketed by Bristol-Myers Squibb, is an approved anti-PD-1 for second line RCC. Additional clinical trials that are testing mono and combination therapies of PD-1/PD-L1 with other immuno-oncology targets and VEGF TKIs targeting RCC are in the pipeline.  We are aware of several ongoing phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGF TKIs in RCC as well as combinations of PD-1 agents in combination with other immune therapies for RCC.

Ficlatuzumab

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway. The agents exclusively targeting this pathway consist of Amgen’s AMG-102 (rilotumumab), initiated in a phase 3 clinical trial (which has been discontinued), as well as Lilly’s c-Met receptor antibody LY-2875358, currently in multiple phase 2 trials. In addition, Roche has conducted multiple phase 3 trials for a c-Met receptor antibody onartuzumab (MetMAb/ 5D5 Fab). Roche announced that an independent data monitoring committee recommended that its phase 3 trial of onartuzumab in second and third line NSCLC be stopped due to lack of efficacy. ArQule, Inc. and Daiichi Sankyo, Inc., under a collaboration agreement, completed a phase 3 trial of ARQ-197 (tivantinib) in liver cancer that failed to meet its primary endpoint.

Other marketed or late clinical-stage drugs which target the HGF/c-Met pathway, though not exclusively, include Pfizer’s PF-2341066 (Xalkori, crizotinib), Exelixis Inc.’s XL-184 (Cometriq, cabozantinib), Mirati Therapeutics’ (formerly MethylGene) MGCD-265, Eisai Co. Ltd.’s E-7050 (golvatinib), Exelixis Inc.’s and GSK’s XL-880 (foretinib), Incyte Corp.’s and Novartis’s INCB-028060 and Sanofi-Aventis U.S. LLC’s SAR-125844, EMD Serono, Inc.’s MSC2156119J, Amgen BioPharma’s AMG-337 and AMG-208, Lilly’s merestinib (LY2801653), Les Laboratoires Servier SAS’s S-49076, AstraZeneca and Hutchison MediPharma Limited’s savolitinib, Merck KGaA’s tepotinib, AbbVie Inc.’s ABT-700, Deciphera Pharmaceuticals, LLC’s altiratinib, Betta Pharmaceuticals Co., Ltd.’s BPI-9016 and Bristol-Myers Squibb Company’s and Aslan Pharmaceuticals’ BMS-777607.

AV-203

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor, including Merrimack Pharmaceuticals, Inc.’s MM-121, which is currently in pivotal phase 2 clinical development, and Daiichi Sankyo, Inc.’s and Amgen, Inc.’s patritumab (AMG-888), which recently entered phase 2 clinical development for head and neck cancer and metastatic breast cancer. Other clinical-stage ErbB3-specific competitors include Roche’s RG-7116, Novartis’s elgemtumab, Regeneron’s REGN1400, GSK’s GSK-2849330, Merus N.V.’s MCLA-128, AstraZeneca’s sapitinib, Celldex Therapeutics Inc.’s KTN-3379 and Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib and sirotinib. Clinical stage competitors targeting ErbB3 in addition to other targets include Roche’s MEHD7945A, and Merrimack Pharmaceuticals MM-111 and MM-141.

AV-380 Program in Cachexia

Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. In the United States, Megace is the only approved agent for the treatment of cachexia (in patients with the diagnosis of AIDS). Megace and medroxyprogesterone are approved for cancer cachexia in Europe. Three agents have recently completed or are currently being studied in phase 3 trials. One agent, GTx, Inc.’s selective androgen receptor modulator, or SARM, called enobosarm (GT-024) recently completed two phase 3 trials for the prevention and treatment of muscle wasting in newly diagnosed locally advanced or metastatic non-small cell lung cancer patients.  The trials suggested limited benefits in a larger patient population and the company has discontinued its commercialization efforts. Another agent that has recently completed phase 3 trials is Helsinn’s anamorelin, for which Helsinn filed for EMA approval in 2015 for treating locally advanced non-small cell lung cancer patients who have cachexia. A third agent, XBiotech’s xilonix (MABp1), is in a phase 3 trial for metastatic colorectal cancer patients who are cachectic and refractory to standard therapies and has shown encouraging overall survival results.

A number of agents with different mechanisms of action have completed or are currently being studied in phase 2 trials in cachexia or muscle wasting. Agents targeting the muscle regulatory molecule myostatin include Lilly’s LY2495655, Regeneron’s REGN-1033, and Atara Biotherapeutics, Inc.’s PINTA 745.  Of these, both Lilly’s LY2495655 and PINTA 745 have announced failures to demonstrate clinical proof of concept in their respective phase 2 trials. Novartis is currently studying bimagrumab (BYM-338), an agent targeting the activin receptor. Drugs with other mechanisms currently in or recently completing phase 2 clinical trials include Alder Biotherapeutics Inc.’s clazakizumab (ALD-518, targeting IL-6), PsiOxus Therapeutics, Ltd.’s MT-102 (dual acting catabolic/anabolic transforming agent), Acacia Pharma Group plc’s APD-209 (progestin/ß2 antagonist) and Ohr Pharmaceutical, Inc.’s OHR118 (cytoprotectant/immunomodulator). PsiOxus’s espindolol has completed phase 1 trials.

AV-353 Platform

There are currently no Notch 3-specific inhibitors approved or in clinical trials in oncology or PAH indications. Pfizer recently stopped development of PF-06650808, a Notch 3-specific antibody drug conjugate which was in phase 1 trials in multiple oncology indications. However, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors including Notch 1, Notch 2 and Notch 4, including BMS-906024, BMS-986115, BMS-871 and Tarextumab (OMP-59R5).

There are multiple treatments approved for PAH through various other mechanisms apart from Notch 3 inhibition. These include treatments such as epithelial receptor antagonists, phosphodiesterase type 5 inhibitors, and prostacyclin analogues. We do not believe that any of these approved therapies has demonstrated disease modifying effects.

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

CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 throughout its licensed territory. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge will bear all costs for development of AV-203 through proof-of-concept in Esophageal Squamous Cell Carcinoma, after which we would expect to contribute to certain worldwide development costs.

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

The term of the CANbridge Agreement commenced on the Effective Date and will continue until the last to expire royalty term applicable to licensed products. Either party may terminate the CANbridge Agreement in the event of a material breach of the CANbridge Agreement by the other party that remains uncured for a period of 45 days, in the case of a material breach of a payment obligation, and 90 days in the case of any other material breach. CANbridge may terminate the CANbridge Agreement without cause at any time upon 180 days’ prior written notice to us. We may terminate the CANbridge Agreement upon thirty days’ prior written notice if CANbridge challenges any of the patent rights licensed to CANbridge under the CANbridge Agreement.

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

EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. With the exception of certain support to be provided by us in connection with the application for marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories.

Under the license agreement, EUSA made a research and development funding payment to us of $2.5 million in 2015.  EUSA is required to make a further research and development funding payment of $4.0 million if the EMA grants marketing approval for tivozanib for treatment of RCC. We are eligible to receive additional research funding from EUSA, including up to $20.0 million for the data generated from our phase 3 clinical trial in third-line RCC if EUSA elects to utilize such data for regulatory or commercial purposes, and up to $2.0 million for the data generated from a phase 1 combination trial with a checkpoint inhibitor if EUSA elects to utilize such data for regulatory or commercial purposes. We would be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. We are also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. Thirty percent of any non-research and development related milestones and royalty payments we receive is due to KHK as a sublicensing fee under our license agreement with KHK.  The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

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

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $53.0 million in potential clinical milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory.

Certain milestones achieved by Novartis would trigger milestone payment obligations from us to St. Vincent’s, under our amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products, if any, will be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

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

Biodesix

In April 2014, we and Biodesix entered into the Biodesix Agreement to develop and commercialize ficlatuzumab.   Under the Biodesix Agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan, we retain primary responsibility for clinical development of ficlatuzumab.  In September 2016, we and Biodesix announced the termination of the FOCAL trial, a phase 2 proof-of-concept clinical study of ficlatuzumab in which VeriStrat was used to select clinical trial subjects.

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab.  Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial, on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to share 50% of all the program costs from August 1, 2016 forward. In return for bearing 50% of the FOCAL costs after August 1, 2016, we will be entitled to recover an agreed multiple of the additional costs borne by us out of any income Biodesix receives from the partnership in connection with the licensing, development or commercialization of ficlatuzumab.  We do not anticipate that these remaining costs will be material. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to our right to be the lead commercialization party.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances.

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

Under our license agreement with St. Vincent’s:

•

we (or any sublicensee) are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product, and to maximize profits from licensed therapeutic products for the benefit of us and St. Vincent’s. Subject to certain conditions, we have also agreed to achieve specified research, development and regulatory milestones by specified dates. If we (or a sublicensee) do not achieve a given milestone by the agreed date, we have the option of paying the amount we would have been obligated to pay had we timely achieved the milestone, and, if we do so, St. Vincent’s will not have the right to terminate the license agreement based on our failure to timely achieve such milestone.

•

we have agreed that, for as long as there is a valid claim in the licensed patents, we will not, and we will ensure that our affiliates and our sublicensees do not, develop or commercialize any product, other than a licensed therapeutic product, for the treatment, prevention or prophylaxis of cachexia, decreased appetite or body weight, that binds to GDF15 or the GDF15 receptor and that is a GDF15 antagonist, and will not license or induce any other person to do the same.

•

we (or any sublicensee) are required to make milestone payments, up to an aggregate total of $18.9 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory or territories;

•

we (or any sublicensee) will be required to pay tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products, an obligation we share with Novartis equally. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country, and are subject to offsets under certain circumstances; and

•

we (or any sublicensee) will be required to reimburse St. Vincent’s for some or all of the reasonable costs and expenses it incurs in patent management, filing, prosecuting and maintaining the licensed patents.

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

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen Idec, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our license agreement with CANbridge. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge agreement and single-digit royalty payments on net sales related to the sale of AV-203, up to cumulative maximum amount of $50.0 million.

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

We have upfront, milestone and royalty payment obligations to KHK under our license agreement.  Upon entering into the license agreement with KHK, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in our first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 new drug application, or NDA, filing for tivozanib. Each milestone under the KHK agreement is a one-time only payment obligation.  Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial, and would not owe a milestone payment to KHK if we file an NDA with the FDA following the completion of our TIVO-3 clinical trial.  If we obtain approval for tivozanib in the U.S., we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval.  If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to our license agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KHK license relating to rights we retain.  We are required to pay KHK a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.  In accordance with the sublicensing provisions of our KHK agreement, in 2011 we made a $22.5 million payment to KHK related to the upfront license payment received under a collaboration and license agreement we entered into with Astellas Pharmaceuticals, Inc., the termination of which became effective on August 11, 2014.   If tivozanib is approved in the European Union, or EU, the $4.0 million research and development reimbursement milestone that would be owed to us by EUSA would not be subject to a sublicense revenue payment to KHK, nor would a research and development reimbursement payment upon an election by EUSA to use the data generated from our TIVO-3 or TiNivo trials for regulatory or commercial purposes, which could be up to $20.0 million for the TIVO-3 data and up to $2.0 million TiNivo data.  We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above.

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

Intellectual Property Rights

Patent Rights

We continue to build a strong intellectual property portfolio, and, whenever possible, we seek to have multiple tiers of patent protection for our product candidates.

Tivozanib

With respect to tivozanib, we have exclusively licensed from KHK its patents that cover the molecule and its therapeutic use, a key step in manufacturing the molecule, and a crystal form of the molecule.

With respect to tivozanib, we have the following in-licensed patents:

•	U.S.: 3 granted patents with expirations ranging from 2018 to 2023
•	Europe: 3 granted patents with expirations ranging from 2018 to 2023
•	Canada: 1 granted patent expiring in 2022
•	Australia: 1 granted patent expiring in 2022

The U.S. patent covering the tivozanib molecule and its therapeutic use is expected to expire in 2022.  However, in view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which, if a five year extension were to be granted, would extend the term of this patent to 2027.

KHK has recently filed a patent application with the Japan Patent Office (Filing Date: September 13, 2016) related to a new invention corresponding to a formulation for tivozanib with ophthalmologic applications. Pursuant to the KHK license agreement, we have exclusive, sub-licensable rights to this new invention and the corresponding know-how outside of Asia and the Middle East.

In addition, we also own two issued U.S. patents that cover different biomarker tests for identifying human patients likely to respond to treatment with tivozanib, and one pending international patent application relating to the use of Neuropilin-1 as a serum-based biomarker for identifying patients, including patients with colorectal cancer, likely to respond to treatment with tivozanib.

With respect to tivozanib related technologies, we have:

•	U.S.: 2 granted patents expiring in 2029
•	International (PCT): 1 pending patent application, which if nationalized and granted, will expire in 2036

Ficlatuzumab

With respect to our anti-HGF platform, including ficlatuzumab, we have seven U.S. patents covering our anti-HGF antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies. With respect to our anti-HGF platform we have:

•	U.S.: 7 granted patents with expirations ranging from 2027 to 2028
•	Europe: 1 granted patent expiring in 2027
•	Japan: 3 granted patents expiring in 2027
•	Canada: 1 granted patent expiring in 2027
•	Australia: 1 granted patent expiring in 2027

AV-203

With respect to our anti-ErbB3 platform, including AV-203, we have two U.S. patents covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, and methods of making the antibodies; an allowed U.S. patent application directed to methods of treatment using our anti-ErbB3 antibodies; and a pending U.S. patent application directed to a method of predicting tumor response to our AV-203 antibody. With respect to our anti-ErbB3 platform we have:

•	U.S.: 2 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Europe: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Japan: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Canada: 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Australia: 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032

Anti-GDF15 Antibodies

With respect to our anti-GDF15 platform, we have exclusively licensed certain patent rights from St. Vincent’s, which include a granted U.S. patent directed to a method of increasing appetite and/or body weight upon administering an effective amount of an anti-GDF15 antibody (patent expiration 2029).

With respect to the licensed patent rights, we have:

•	U.S.: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2025 to 2029
•	Europe: 1 granted patent expiring in 2025
•	Japan: 2 granted patents expiring in 2025
•	Canada: 1 pending patent application, if granted, expiring in 2025
•	Australia: 1 granted patent expiring in 2025

In addition, we also own an issued U.S. patent covering our GDF15 antibodies and a pending U.S. patent application directed to methods of treating cachexia and inhibiting loss of muscle mass associated with cachexia using our GDF15 antibodies.  This patent and patent application, if granted, would be expected to expire in 2033.  We also have two pending U.S. patent applications directed to methods of treating or preventing congestive heart failure or chronic kidney disease using GDF15 antibodies.  These patent applications, if granted, would be expected to expire in 2035.

With respect to our GDF15 platform, we have:

•	U.S.: 1 granted patent, and 3 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Europe: 3 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Japan: 3 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Canada: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Australia: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035

AV-353 Platform

With respect to our AV-353 platform, we own a non-provisional U.S. patent application and two provisional U.S. patent applications covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies. The non-provisional U.S. patent application, if granted, would be expected to expire in 2033, whereas the two provisional U.S. applications, if converted into a non-provisional patent application and granted, would be expected to expire in 2037.

With respect to our AV-353 platform, we have:

•	U.S.: 3 pending patent applications with expirations, if granted, ranging from 2033 to 2037
•	Europe: 1 pending patent application expiring, if granted, in 2033

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of oncology and filing patent applications potentially relevant to our business. With regard to tivozanib, we are aware of a third party United States patent, and corresponding foreign counterparts, that contain broad claims related to the use of an organic compound that, among other things, inhibits tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. We are also aware of a third party United States patent that contains broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation, and we have received written notice from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications, and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. With regard to AV-203, we are aware of a third party United States patent that contains broad claims relating to anti-ErbB3 antibodies. In the event that an owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Over the years, we have found it necessary or prudent to obtain licenses from third party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we may have used the results of freedom-to-operate studies to guide our research away from areas where we believed we were likely to encounter obstacles in the form of third party intellectual property. For example, where a third party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.

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

Trademarks

We seek trademark protection in the U.S. and other jurisdictions where available and when appropriate. We have filed applications and obtained registrations for several trademarks intended for potential use in the marketing of Tivozanib, including the trademark FOTIVDA, which we have registered in the United States and 16 other jurisdictions, and for which we have filed applications in additional countries. We own U.S. and European Union registrations for a stylized FOTIVDA trademark. We own a U.S. registration for HUMAN RESPONSE PLATFORM, a trademark that we use in connection with our research and development.  We own U.S. registrations for AVEO, AVEO (in stylized letters), THE HUMAN RESPONSE and AVEO ONCOLOGY THE HUMAN RESPONSE (in stylized letters), trademarks that we use in connection with our business in general.  We have also registered AVEO as a trademark in over 20 other jurisdictions.

Manufacturing

We or our partners currently contract with third parties, to the extent we require, for the manufacture of our product candidates and intend to do so in the future for both clinical and potential commercial needs. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

One of our contract manufacturers has manufactured what we believe to be sufficient quantities of tivozanib drug substance to support our ongoing and planned clinical trials. In addition, we currently engage a separate contract manufacturer to manufacture, package, label and distribute clinical supplies of tivozanib on an as–needed basis.

To date, our third-party manufacturers have met our manufacturing requirements. We believe that there are alternate sources of supply that can satisfy our current clinical or potential future commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are subject to regulation by the FDA under the Public Health Service Act, or PHSA, FDCA and related regulations, and other federal, state and local statutes and regulations.  An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•

preparation and submission to the FDA of an NDA, for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.  An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. The decision to terminate development of an investigational drug or biological product may be made by either a health authority body such as the FDA, an IRB or ethics committee, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Human Clinical Studies in Support of an NDA or BLA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial.  Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:

•

Phase 1. Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During phase 1 clinical trials, sufficient information about the investigational drug’s or biological product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid phase 2 clinical trials.

•

Phase 2. Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

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

The NDA and BLA are thus the vehicles through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States.  Under federal law, the submission of most NDAs and BLAs is subject to an application user fee, which for federal fiscal year 2017 is $2,038,100.  The sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, which for fiscal year 2017 are $97,750 per product and $512,200 per establishment. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑ by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Finally, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies.  A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.  The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Generic Drugs

In 1984, with passage of the Hatch-Waxman Act, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs.  To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency.  An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired.  The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity.  For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA.  An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance.  In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.  The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application.

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. To date, four biosimilar products have been approved by FDA for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product.  A company must request orphan drug designation before submitting an NDA or BLA for the candidate product.  If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use.  Orphan drug designation does not shorten the Prescription Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

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

FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication.  Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post‑market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law.  The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs.  It authorizes increased funding for the FDA to spend on innovation projects.  The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.  The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research.  It also charges NIH with leading and coordinating expanded pediatric research.  Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies.  To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Clinical Trial Approval in the EU

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on Good Clinical Practice, or GCP, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted.  If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial.  Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 was designed to only become applicable no earlier than 28 May 2016.  It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization

In the EU, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State.  In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States.  This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure.  The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application.  The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials.  If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.  In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State.  Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States.  Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for trial protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.  The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing •or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, the United States Congress enacted the Affordable Care Act, or the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA.  It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.

Employees

As of December 31, 2016, we had 20 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development Costs

Our research and development costs were $23.7 million, $12.9 million and $38.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. These costs consist of the cost of our own independent research and development efforts and the costs associated with collaborative research and development and in-licensing arrangements. Research and development costs, including upfront fees and milestones paid to collaboration partners, are expensed as incurred if the underlying products have not received regulatory approval and have no alternative future use.

Segment and Geographic Information

We view our operations and manage our business in one operating segment. As of December 31, 2016, we operate only in the United States.

Executive Officers of the Registrant

The following table lists the positions, names and ages of our executive officers as of March 17, 2017:

Executive Officers

Michael P. Bailey	51	Chief Executive Officer, President and Director
Keith S. Ehrlich	66	Chief Financial Officer
Michael N. Needle	57	Chief Medical Officer

Michael P. Bailey was appointed President and Chief Executive Officer and a member of our Board of Directors effective January 6, 2015. Mr. Bailey joined our company in September 2010 as our Chief Commercial Officer and was named our Chief Business Officer in June 2013. Prior to joining our company, Mr. Bailey served as Senior Vice President, Business Development and Chief Commercial Officer at Synta Pharmaceuticals Corp., a biopharmaceutical company focused on research, development and commercialization of oncology medicines, from 2008 to September 2010. From 1999 to 2008, Mr. Bailey worked at ImClone Systems Incorporated, a biopharmaceutical company focused on the development and commercialization of treatments for cancer patients. During his nine-year tenure at ImClone, he was responsible for commercial aspects of the planning and launch of ERBITUX® (cetuximab) across multiple oncology indications, as well as new product planning for the ImClone development portfolio, which included CYRAMZA® (ramucirumab) and PORTRAZZA® (necitumumab). In addition, Mr. Bailey was a key member of the strategic leadership committees for ImClone and its North American and worldwide partnerships and led their commercial organization, most recently as Senior Vice President of Commercial Operations. Prior to his role at ImClone. Mr. Bailey managed the cardiovascular development portfolio at Genentech, Inc., a biotechnology company, from 1997 to 1999. Mr. Bailey started his career in the pharmaceutical industry as part of SmithKline Beecham’s Executive Marketing Development Program, where he held a variety of commercial roles from 1992 to 1997, including sales, strategic planning, and product management. Mr. Bailey received a B.S. in psychology from St. Lawrence University and an M.B.A. in international marketing from the Mendoza College of Business at University of Notre Dame.

Keith S. Ehrlich, C.P.A. was appointed Chief Financial Officer in April 2015. Mr. Ehrlich served as a financial consultant to us from February 2015 to April 2015. Prior to joining our company, he worked with Synta Pharmaceuticals Corp. Mr. Ehrlich served as Synta’s vice president of finance and administration from March 2004 until February 2015, and as its Chief Financial Officer from October 2006 to December 2014. Prior to Synta, Mr. Ehrlich served in various senior finance roles, including Chief Financial Officer of Argentys Corporation, Dyax Corp. and OraVax, Inc. Mr. Ehrlich also previously served as a director of finance at Vertex Pharmaceuticals, Inc. and as a senior audit manager with PricewaterhouseCoopers, LLP.  Mr. Ehrlich received his B.A. in Biology from Drew University and his M.B.A. in Finance and Accounting from Rutgers University.

Michael N. Needle, M.D. was appointed Chief Medical Officer in January 2015. Dr. Needle has more than 15 years of pharmaceutical industry experience in drug development and regulatory affairs. This includes central roles in the development of oncology and hematology drugs, including Erbitux® (cetuximab), Revlimid® (lenalidomide) and Pomalyst® (pomolidimide). He most recently served as Chief Medical Officer for Array BioPharma Inc., a biopharmaceutical company, from April 2013 to September 2014. Prior to Array, Dr. Needle was Chief Medical Officer of the Multiple Myeloma Research Foundation and Consortium (MMRF), a research organization, from April 2012 to April 2013. From April 2010 to April 2012, Dr. Needle was Assistant Professor of Pediatrics at the College of Physicians and Surgeons of Columbia University.  Previously, he held multiple Vice President level positions at Celgene Corporation, a biotechnology company, in Clinical Research and Development in Oncology, Strategic Medical Business Development, and Pediatric Strategy from March 2004 to April 2010. Dr. Needle also served as the Vice President of Clinical Affairs at ImClone from April 2000 to February 2004. Dr. Needle received his fellowship in Pediatric Hematology/Oncology at the Children’s Hospital Medical Center, the Fred Hutchinson Cancer Research Center of the University of Washington in Seattle and the University of Texas M.D. Anderson Cancer Center in Houston. Dr. Needle has held faculty positions at the University of Pennsylvania and Columbia University. Dr. Needle graduated from Binghamton University with a Bachelor of Arts in Physics and received his medical degree from SUNY Downstate Medical Center, in Brooklyn, New York.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our future working capital needs and maintain compliance with our $10.0 million financial covenant under our loan agreement with Hercules. We believe that our approximate $23.3 million in cash, cash equivalents and marketable securities at December 31, 2016, could allow us to fund our planned operations into the fourth quarter of 2017; however, additional funds will be needed to extend these operations into 2018 and maintain compliance with our financial covenant. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses of $26.9 million, $15.0 million and $52.7 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $521.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining costs for the TIVO-3 trial for RCC, including drug supply and distribution, could be in the range of $22.0 million to $25.0 million in the aggregate through 2018. We have also initiated the TiNivo trial in collaboration with BMS, which is providing nivolumab for the study. We are the trial sponsor. The TiNivo trial is a phase 1/2 clinical trial of tivozanib combined with nivolumab, a PD-1 inhibitor, for the treatment of patients with RCC for which our costs, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2018. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a portion of sublicense revenue in certain instances.

We are party to a loan and security agreement with a third party, Hercules, that includes a financial covenant that requires us to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of our Phase 3 TIVO-3 trial. Non-compliance with the financial covenant under the loan and security agreement with Hercules would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge.

Based upon our approximate $23.3 million in existing cash, cash equivalents and marketable securities as of December 31, 2016 and the $10.0 million financial covenant under the Loan Agreement with Hercules, we do not have sufficient cash on hand to support operations and maintain compliance with the $10.0 million financial covenant under our loan agreement with Hercules for at least the next twelve months from the date of filing of this Annual Report on Form-10K. These conditions and events raise substantial doubt about our ability to continue as a going concern.  Moreover, we believe that our approximate $23.3 million in cash, cash equivalents and marketable securities at December 31, 2016 could allow us to fund our planned operations into the fourth quarter of 2017. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our sales agreement with FBR. Accordingly, the timing and nature of activities contemplated for 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products.  Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described in Part I, Item 3 of this report under the heading “Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations into 2018 and maintain compliance with our financial covenant under our loan agreement with Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all then we would trigger an event of default under our loan agreement with Hercules and we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

We are a development stage company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

All of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a development stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to our Litigation

We and certain of our former officers and present and former directors have been named as defendants in multiple lawsuits that could result in substantial costs and divert management’s attention.

We, and certain of our former officers and directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements in 2012 and 2013, concerning the development of our drug tivozanib and its prospects for FDA approval at that time.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015.  The lead plaintiffs appealed the court’s decision to the United States Court of Appeals for the First Circuit and also filed a motion to vacate and reconsider the district court’s judgment, which we opposed.  On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017.  On February 2, 2017, Plaintiffs filed a third amended complaint alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties have initiated discovery.  The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.  Another plaintiff has also filed a derivative complaint, allegedly on our behalf, naming us as a nominal defendant and also naming as defendants present and former members of our board of directors, alleging breach of fiduciary duty and abuse of control on the part of those directors with respect to the same statements at issue in the securities litigation.  The derivative complaint seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The derivative complaint was dismissed with prejudice on March 18, 2015.  The plaintiff has appealed the court’s decision to the United States Court of Appeals for the First Circuit.  The parties have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief.  The plaintiff is seeking an award of attorney’s fees, costs, and expenses in the amount of $822,116, as well as an incentive award of $2,500, both of which we expect will be paid by insurance in the amount ordered by the Court.  On September 16, 2016, the Court granted preliminary approval to the proposed settlement. On December 19, 2016, the Court held a final settlement hearing on the terms of the proposed settlement and to consider the award of fees to the plaintiff’s attorneys.  No objections to the settlement were filed with the Court or raised at the hearing.  At the hearing, the Court indicated orally that the settlement will be approved, and heard argument regarding the size of plaintiff’s potential attorney’s fee award.  A formal approval order has not yet entered and the Court has not ruled on the final amount of fees for the plaintiff’s attorneys (which, as stated above, are expected to be paid by insurance).  Until a formal approval order has been entered, there can be no complete assurance that the Court will approve the settlement.

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

We paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  See Part I, Item 3 of this report under the heading “Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit, and those claims are still pending.  We are not a party to the continuing litigation between the SEC and the former officers. However, those individuals have and may continue to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

Risks Related to Development and Commercialization of Our Drug Candidates

In the near term, we are substantially dependent on the success of tivozanib. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize tivozanib, either alone or with our collaborators, or if we experience significant delays in doing so, our business could be substantially harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tivozanib for marketing approval in North America. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tivozanib in one or more disease indications.

The success of tivozanib will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete our clinical trials of tivozanib, including the TIVO-3 trial and the TiNivo trial;
•	successful enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of our collaborators and third-party contractors;
•	the extent of any required post‑marketing approval commitments to applicable regulatory authorities;
•

maintenance of existing or establishment of new supply arrangements with third‑party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for tivozanib and finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with KHK;
•	protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with KHK;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third‑party payors;
•	successful identification of biomarkers for patient selection; and
•	our ability to compete with other therapies.

Many of these factors are beyond our control, including clinical trial results, the regulatory approval process, potential threats to our intellectual property rights and the development, manufacturing, marketing and sales efforts of our collaborators. If we are unable to develop, receive marketing approval for and successfully commercialize tivozanib on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

If clinical trials of any product candidates that we or our collaborators may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we or our collaborators may incur additional costs or delays, or may be unable to complete, the development and commercialization of these product candidates.

We, and any collaborators, including our partners and sublicensees, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We and our collaborators must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of our product candidates in humans before we can obtain these approvals.

Clinical testing is expensive, is difficult to design and implement, and can take many years to complete. It is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, as well as failure to demonstrate efficacy at all in a clinical trial or across a broad population of patients, the occurrence of adverse events that are medically severe or commercially unacceptable, failure to comply with protocols or regulatory requirements and determination by the applicable regulatory authority that a product candidate may not continue development or is not approvable.  Even if a product candidate has a beneficial effect, that effect may not be detected during clinical evaluation due to a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity or intolerability of our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

Any inability to timely or successfully complete preclinical and clinical development could result in additional unplanned costs and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond those planned, or if the results of these trials or tests are unfavorable, uncertain, only modestly favorable or indicate safety concerns, we or our collaborators, may:

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

Our failure to successfully complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval would significantly harm our business.

Adverse events or undesirable side effects caused by, or other unexpected properties of, tivozanib or our other product candidates may be identified during development and could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, tivozanib or our other product candidates could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities.  If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk‑benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

If we or our collaborators experience any of a number of possible complications in connection with preclinical or clinical trials of our product candidates, potential clinical development, marketing approval or commercialization of our product candidates could be delayed or prevented.

We or our collaborators may experience numerous complications in connection with preclinical or clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our product candidates including:

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delay or failure to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;
•	unfavorable or inconclusive clinical trial results;
•	our decision or a regulatory order to conduct additional clinical trials or abandon product development programs;
•

the number of patients required for our clinical trials may be larger than anticipated, patient enrollment may be slower than anticipated or participants may drop out of these clinical trials at a higher rate than anticipated;

•	the costs of our clinical trials may be greater than we anticipate;
•

our third‑party contractors, including those manufacturing our product candidates, or conducting clinical trials on our behalf, may fail to successfully comply with regulatory requirements or meet their contractual obligations in a timely manner or at all;

•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•

We may decide, or regulators or institutional review boards may require that we suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ clinical trial designs or interpretation of data from preclinical studies and clinical trials;
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

Product development costs for us and our collaborators will increase if we experience delays in testing or pursuing marketing approvals, and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization. We do not know whether any trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, receipt of necessary regulatory approvals could be delayed or prevented.

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the availability of approved therapeutics for the relevant disease;
•	the proximity of patients to clinical sites;
•	the eligibility criteria for the trial;
•	the design of the clinical trial;
•	efforts to facilitate timely enrollment;
•	competing clinical trials; and
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, delay or halt the development of and approval processes for our product candidates and jeopardize our ability to commence sales of and generate revenues from our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing, if needed.

Results of early clinical trials may not be predictive of results of late‑stage clinical trials.

The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials after achieving positive results in earlier development, and we have and could, in the future, face similar setbacks. For example, in June 2013, the FDA issued a response letter informing us that it would not approve tivozanib for the treatment of first-line advanced renal cell carcinoma based solely on the data from TIVO-1, our initial phase 3 trial, and recommended that we perform an additional clinical trial that is adequately sized to assure the FDA that there is no adverse effect on overall survival.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

We have never obtained marketing approval for a product candidate, and we may never obtain marketing approval for our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA, the EMA or any other comparable foreign regulatory agency may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate.  For example, our TIVO-1 trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the control arm in overall survival, or OS.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that there is no adverse effect on OS.

Subsequently, EUSA, our licensee, submitted a MAA for tivozanib for the treatment of RCC with the EMA in February 2016 based primarily on our existing dataset, which includes the results from the TIVO-1 trial combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC.  The EMA validated the MAA in March 2016, confirming that the submission was complete and that it would initiate its review process.  EUSA received the Day 120 List of Questions from the CHMP of the EMA in July 2016, and submitted its responses in November 2016.  In January 2017, EUSA received the Day 180 LOI from the CHMP. The Day 180 LOI signifies that the MAA for tivozanib is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision. EUSA has informed us that it expects to submit written responses to the Day 180 LOI in April 2017, and the EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017.  We cannot predict the outcome of EUSA’s MAA submission to the EMA for tivozanib.

If the FDA, EMA or any other foreign regulatory agency does not accept or approve any application to market and sell any of our product candidates, such agency may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA, EMA or any other regulatory agency to approve our applications for marketing and commercialization.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or our collaborators from commercializing our product candidates and generating revenues. If any of these outcomes occur, we would not be eligible for milestone and royalty revenue under our partnership agreements, our collaborators could terminate our partnership agreements, and we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if a product candidate receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product.

Clinical trials of our product candidates will be conducted in carefully defined subsets of patients who have agreed to participate in these. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	physicians and patients may stop using our product; and
•	our reputation may suffer.

Any of these events could harm our business and operations, and could negatively impact our stock price.

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third‑party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

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

Efforts to educate the medical community and third‑party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the advantages of the product compared to competitive therapies;
•	the number of competitors approved for similar uses;
•	the relative promotional effort of us as compared with our competitors;
•	the prevalence and severity of any side effects;
•	whether the product is designated under physician treatment guidelines as a first‑, second‑ or third‑line therapy;
•	our ability to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third‑party payors.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We do not have sales, marketing or distribution infrastructure and have no experience as an organization in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, if not initiated sufficiently in advance of marketing approval, could delay any product launch. Conversely, the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be substantially lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

We may seek to enter into collaborations that we believe may contribute to our ability to advance development and ultimately commercialize our product candidates. We also seek to enter into collaborations where we believe that realizing the full commercial value of our development programs will require access to broader geographic markets or the pursuit of broader patient populations or indications. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.

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

A component of our business strategy may be to develop, in collaboration with a third party, companion diagnostics for some of our therapeutic product candidates. There has been limited success to date industry-wide in developing companion diagnostics. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our therapeutic product candidates. The FDA and similar regulatory authorities outside the United States are generally expected to regulate companion diagnostics as medical devices. In each case, companion diagnostics require separate regulatory approval prior to commercialization.  We expect to rely in part on third parties for the design, development and manufacture of any companion diagnostic. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, the development of our therapeutic product candidates may be adversely affected, our therapeutic product candidates may not receive marketing approval and we may not realize the full commercial potential of any therapeutics that receive marketing approval. As a result, our business would be harmed, possibly materially.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Actelion Pharmaceuticals Ltd., Amgen, Inc., Arqule, Inc., AstraZeneca, Bayer HealthCare AG, Bristol-Myers Squibb, Eisai Co., Ltd., Eli Lilly and Company, Exelixis, Inc., Gilead Sciences, Inc., GlaxoSmithKline plc, GTx, Inc., Helsinn and XBiotech, Incyte Corporation, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck, Merrimack Pharmaceuticals, Inc., Novartis, OncoMed Pharmaceuticals, Inc., Pfizer Inc., Roche Laboratories, Inc., and United Therapeutics Corporation are pursuing the development or are currently marketing pharmaceuticals that target VEGF, HGF, ErbB3, Notch 3 or other pathways on which we may focus, as well as cachexia. It is probable that the number of companies seeking to develop competing products and therapies will increase.

Many of our competitors, either alone or with their strategic partners, have greater financial, technical and human resources than we do and greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization.  Many are already marketing products to treat the same indications, and having the same biological targets, as the product candidates we are developing, including with respect to renal cell carcinoma. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we effectively:

•	design, develop and commercialize products that are superior to other products in the market in terms of, among other things, safety, efficacy, convenience, or price;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status; and
•	collaborate with others in the design, development and commercialization of our products.

Established competitors may invest heavily to discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to obtain approval, to overcome price competition and to be commercially successful. If we are not able to compete effectively, our business will not grow and our financial condition and operations will suffer.

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGF pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor tyrosine kinase inhibitors, or TKIs.  Many of the approved VEGF pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway.  The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies present additional competition for tivozanib in advanced RCC, and clinical trials for mono and combination therapies of PD-1/PD-L1 with other immune-oncology targets and VEGF TKIs targeting RCC are in the pipeline. We are aware of several ongoing phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGF TKIs in RCC, as well as combinations of PD-1 agents in combination with other immune therapies for RCC.

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway.  We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor.  There are also other agents that target ErbB3 as a part or all of their inhibitory mechanism.  Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. A number of agents with different mechanisms of action, however, have completed or are currently being studied in phase 2 trials in cachexia or muscle wasting.  Currently, there are no ongoing clinical trials of Notch 3-specific inhibitors or any approved Notch 3-specific inhibitors in PAH patients; however, there are multiple treatments approved for PAH through various mechanisms.

Even if we or our collaborators are able to commercialize any product candidate, the product may become subject to unfavorable pricing regulations, third‑party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third‑party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third‑party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often  time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

There is significant uncertainty related to third‑party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to commercialize successfully any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third‑party payors. Third‑party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, even if approved, as cost‑effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our products to be marketed on a competitive basis. Cost‑control initiatives could cause us or our collaborators to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third‑party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, for example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third‑party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government‑funded and private payors for any of our product candidates for which we obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;
•	withdrawal of clinical trial participants;
•	delay or termination of our clinical trial;
•	costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates; and
•	injury to our reputation;
•	a decline in our stock price.

Our inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $20 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We rely on third-party manufacturers to produce our preclinical and clinical product candidate supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to complete our clinical trials or commercialize our product candidates.

We do not possess all of the capabilities to fully commercialize any of our product candidates on our own. We have relied upon third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or to market them.

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

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost, quantity or timeframe necessary to develop and commercialize related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline matures, we will have a greater need for commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

We may not be successful in establishing or maintaining strategic partnerships to further the development of our therapeutic programs. Additionally, if any of our current or future strategic partners fails to perform its obligations or terminates the partnership, the development and commercialization of the product candidates under such agreement could be delayed or terminated. Such failures could have a material adverse effect on our operations and business.

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with major biotechnology or pharmaceutical companies to support the development and commercialization of our product candidates. In these partnerships, we would expect our strategic partner to provide capabilities in research, development, marketing and sales, in addition to funding.

We face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any product candidates and programs because our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential.

Any delay in entering into new strategic partnership agreements related to our product candidates could have an adverse effect on our business, including delaying the development and commercialization of our product candidates. If we are not able to establish and maintain strategic partnerships:

•	we will have fewer resources with which to continue to operate our business;
•	the development of certain of our product candidates may be terminated or delayed; and
•	our cash expenditures needed to develop such product candidates would increase significantly and we do not have the cash resources to develop our product candidates on our own.

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to its arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on its own. For example, Ophthotech Corporation provided us formal written notice in January 2017 that it would not be able to move forward with the development of tivozanib outside of Asia and the Middle East for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans pursuant to a research and exclusive option agreement with us and exercised its right to terminate its agreement with us, effective April 2017. Similarly, in June 2016, JSC “Pharmstandard-Ufimskiy Vitamin Plant” notified us that, due to economic and market changes in Russia, it was exercising its right to terminate its license agreement with us to develop and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States, effective September 9, 2016. Our current partner Biodesix can opt-out of its agreement with us at any time prior to the first commercial sale of ficlatuzumab, at which point Biodesix would not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical studies.

Much of the potential revenue from any of our strategic partnerships will likely consist of contingent payments, such as development milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our strategic partners’, ability to successfully develop, introduce, market and sell new drugs. In some cases, we are not involved in these processes, and we depend entirely on our strategic partners. Any of our strategic partners may fail to develop or effectively commercialize these drugs because it:

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

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, which could result in competition and a decrease in the potential market share for our product candidates.

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

If we do not obtain patent term extensions under the Hatch-Waxman Act and similar non-U.S. legislation to extend the term of patents covering each of our product candidates, our business may be materially harmed.

Patents have a limited duration.  The term of a U.S. patent, if granted from an application filed on or after June 8, 1995, is generally 20 years from its earliest U.S. non-provisional filing date.  Even if patents covering our product candidates are obtained, once the patents expire, we may be open to competition from competitive medications.  Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.  As a result, our owned or in-licensed patent rights may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the U.S. under the Hatch-Waxman Act and by similar legislation in other countries for delays incurred when seeking marketing approval for a drug candidate.  For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process.  However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements.  Moreover, the length of the extension could be less than we request.  If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner.  As a result, our revenue from applicable products could be reduced, possibly materially.

The U.S. patent rights that we exclusively license covering tivozanib are scheduled to expire from 2018 to 2023.  The U.S. patent covering the molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, would extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which we can enforce our patent rights covering tivozanib or its use will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.

If we or one of our strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the United States Patent and Trademark Office, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office.  Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

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

It is also possible that we failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products.

With regard to tivozanib, we are aware of a third-party United States patent, and corresponding foreign counterparts, that contain broad claims related to the use of an organic compound, that, among other things, inhibits tyrosine phosphorylation of a VEGF receptor caused by VEGF binding to such VEGF receptor. We are also aware of a third party United States patent that contains broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation, and we have received written notice from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of two separate families of United States patents, United States patent applications and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. With regard to AV-203, we are aware of a third-party United States patent that contains broad claims relating to anti-ErbB3 antibodies. In the event that an owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

In order to avoid or settle potential claims with respect to any of the patent rights described above or any other patent rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. These licenses may not be available on commercially acceptable terms, or at all. Even if we or our strategic partners were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, in-license needed technology, or enter into strategic partnerships that would help us bring our product candidates to market.

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

In addition to patents, we rely on trade secrets, technical know-how, and proprietary information concerning our business strategy in order to protect our competitive position. In the course of our research, development and business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to potential strategic partners. In addition, each of our employees is required to sign a confidentiality agreement upon joining our company. We take steps to protect our proprietary information, and we seek to carefully draft our confidentiality agreements to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

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

Intellectual property rights may not address all potential threats to our competitive advantage.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several recent events have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the U.S. The new patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a new post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharmaceutical industry will be affected by such changes in the patent system. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates.  If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and comparable regulatory authorities in other countries.  Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate.  We and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction.  We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

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

Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our collaborators must obtain marketing approvals and comply with numerous and varying regulatory requirements.  The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval may differ substantially from that required to obtain FDA approval.  The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval.  In addition, in many countries outside the United States, a product be approved for reimbursement before the product can be approved for sale in that country.  We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all.  Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.  We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates, and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We or our collaborators may seek orphan drug designations for other product candidates and may be unable to obtain such designations.

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain orphan drug exclusivity for that candidate. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Even if we or our collaborators obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We and our collaborators must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our collaborators and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we receive marketing approval for one or more of our product candidates, we will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we and our collaborators are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on distribution or use of a product;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	damage to relationships with collaborators;
•	unfavorable press coverage and damage to our reputation;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions or the imposition of civil or criminal penalties; and
•	litigation involving patients using our products.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781 to $21,563 per false claim;

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to annually report to CMS (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) certain physician ownership or investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures.  State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs and the curtailment or restructuring of our operations.  Any such penalties could adversely affect our financial results.  We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs.  It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.  If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us or our collaborators to obtain marketing approval of our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.  We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.

For example, in March 2010, President Obama signed into law the Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA.  The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

Other legislative changes have been proposed and adopted since the ACA was enacted.  These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025.  In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which regulatory approval is obtained.

We expect that other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA.  It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management personnel. We are highly dependent upon our senior management, as well as others on our management team. We have completed several reductions in force related to restructurings we have completed in the past, which could make it more difficult to retain or attract employees in the future. The loss of services of employees, and in particular, of a member of management could delay or prevent our ability to successfully maintain or enter into new licensing arrangements or collaborations, the successful development of our product candidates, the completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.

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

Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On October 11, 2016, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. We have been provided an initial period of 180 calendar days, or until April 10, 2017, to regain compliance with the minimum bid price requirement. If, at any time before April 10, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than ten consecutive trading days before determining that we comply with Nasdaq’s continued listing standards.  From October 11, 2016, the date of the deficiency letter, to the date of filing of this Annual Report on Form 10-K, our common stock had not closed above $1.00 on any trading day.

To maintain our common stock listing on the Nasdaq Global Select Market, we are also required to maintain a minimum market value of listed securities, or MVLS, of $50,000,000. On January 6, 2017, we received a deficiency letter from the Staff notifying us that, for the prior 30 consecutive trading days, our MVLS had fallen below the minimum $50,000,000 requirement for continued inclusion on the Nasdaq Global Select Market.  On March 1, 2017, we received a follow-up letter from the Staff notifying us that, as of February 28, 2017, we had regained compliance with the minimum MVLS requirement because our MVLS was above $50,000,000 for 10 consecutive trading days.  Although we regained compliance with the MVLS requirement as of February 28, 2017, our MVLS is still low and we may fail to meet the MVLS requirement again in the future.

If we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. However, we may not be able to satisfy the initial listing requirements for the Nasdaq Capital Market.  For example, we do not currently meet the Nasdaq Capital Market’s stockholders’ equity requirement.  A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock.  Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.  We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	results of regulatory reviews relating to our product candidates;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, since our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors have been involved in a number of legal proceedings, including those described in Part I, Item 3 of this report under the heading “Legal Proceedings”. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

We and our collaborators may not achieve development and commercialization goals in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-203, AV-380 and the AV-353 platform. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our preclinical studies or clinical trials, the amount of time, effort and resources committed to our programs and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the milestones described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

Our management has broad discretion over our use of available cash and cash equivalents and might not spend our available cash and cash equivalents in ways that increase the value of your investment.

Our management has broad discretion on where and how to use our cash and cash equivalents and you will be relying on the judgment of our management regarding the application of our available cash and cash equivalents to fund our operations. Our management might not apply our cash and cash equivalents in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund existing and future research and development of our preclinical and clinical product candidates, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the current purported class action described elsewhere in Part I, Item 3 of this report under the heading “Legal Proceedings”;

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

At December 31, 2016, we had approximately $23.3 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to the failure during 2016 to regularly reconcile the U.K. bank account held by our U.K. subsidiary, Aveo Pharma Limited, that was established to support prior European operations that existed in 2012 to 2013 and had not yet been repatriated. As a result, our internal controls did not detect on a timely basis that, in October 2016, the bank closed this account due to inactivity. At our request, the bank has subsequently remitted the funds to our bank account in the U.S. The account balance at the time the account was closed represented approximately 3% of our total cash, cash equivalents and marketable securities as of December 31, 2016. Although no misappropriation of funds occurred, the control deficiency created the possibility that a misappropriation of funds and/or a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis. Accordingly, this control deficiency was considered to represent a material weakness and, as a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2016.

With respect to this material weakness, certain remediation efforts have been deemed to have occurred as the account has been closed and the funds have been remitted to our bank account in the U.S. However, we continue to evaluate additional controls and procedures that we may design and put in place to address the material weakness. For more information, refer to Part II, Item 9A of this report under the heading “Controls and Procedures—Internal Control Over Financial Reporting.”

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate any material weaknesses in our internal control, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by NASDAQ, the Securities and Exchange Commission, or SEC, or other regulatory authorities.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $476.2 million and $366.9 million, respectively, and federal and state research and development tax credit carryforwards of $10.3 million and $4.2 million, respectively, each of which if not utilized will expire at various dates through 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes to offset its post‑change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We sublease our principal facilities, which consist of approximately 5,000 square feet of office space located at 1 Broadway, Cambridge, Massachusetts. Our lease arrangement is cancellable with 30 days’ notice to our landlord. We believe that our existing facilities are sufficient for our current needs and for the foreseeable future.

ITEM 3.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant.  We moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015.  The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit.  They also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed.  On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017.  On February 2, 2017, Plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties have initiated discovery. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.  We deny any allegations of wrongdoing and intend to continue to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, or the Court, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib.  The lawsuit seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper.  We filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in our favor and dismissed the case with prejudice.  The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which we opposed, and which the Court denied on June 30, 2015.  The plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit.  The parties have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief.  The plaintiff is seeking an award of attorney’s fees, costs, and expenses in the amount of $822,116, as well as an incentive award of $2,500, both of which we expect will be paid by insurance in the amount ordered by the Court.    On September 16, 2016, the Court granted preliminary approval to the proposed settlement.  On December 19, 2016, the Court held a final settlement hearing on the terms of the proposed settlement and to consider the award of fees to the plaintiff’s attorneys.  No objections to the settlement were filed with the Court or raised at the hearing.  At the hearing, the Court indicated orally that the settlement will be approved, and heard argument regarding the size of plaintiff’s potential attorney’s fee award.  A formal approval order has not yet entered and the Court has not ruled on the final amount of fees for the plaintiff’s attorneys (which, as stated above, are expected to be paid by insurance).  Until a formal approval order has been entered, there can be no complete assurance that the Court will approve the settlement.

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

Market Price Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “AVEO”. The following table sets forth the high and low sale prices per share for our common stock for the periods indicated:

	High	Low
2015
First Quarter	$2.02	$0.78
Second Quarter	$3.50	$1.16
Third Quarter	$2.59	$1.14
Fourth Quarter	$1.47	$0.92

	High	Low
2016
First Quarter	$1.27	$0.82
Second Quarter	$1.15	$0.84
Third Quarter	$1.09	$0.81
Fourth Quarter	$0.89	$0.54

Holders

As of March 17, 2017, there were approximately 57 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

None.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of Part II of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The graph below matches AVEO Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/11	12/12	12/13	12/14	12/15	12/16
AVEO Pharmaceuticals, Inc.	100.00	46.80	10.64	4.88	7.33	3.14
NASDAQ Composite	100.00	116.66	166.01	189.42	201.25	217.50
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2016 and 2015 and the Statement of Operations Data for each of the three years in the period ended December 31, 2016 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2014, 2013 and 2012, and the Statement of Operations Data for each of the two years in the period ended December 31, 2013 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Statement of Operations data:	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenue	$2,515	$19,024	$18,123	$1,293	$19,286
Operating expenses:
Research and development	23,703	12,875	38,254	68,468	91,358
General and administrative	8,205	14,217	18,589	28,712	36,932
Restructuring and lease exit	—	4,358	11,729	8,017	2,633
Total operating expenses	31,908	31,450	68,572	105,197	130,923
Loss from operations	(29,393)	(12,426)	(50,449)	(103,904)	(111,637)
Interest expense, net	(1,949)	(2,286)	(2,356)	(3,002)	(3,004)
Change in fair value of warrant liability	4,751	—	—	—	—
Other (expense) income	(195)	(289)	66	(123)	247
Net loss before income taxes	(26,786)	(15,001)	(52,739)	(107,029)	(114,394)
Income tax provision	(101)	—	—	—	—
Net loss	$(26,887)	$(15,001)	$(52,739)	$(107,029)	$(114,394)

Basic and diluted net loss per share	$(0.39)	$(0.27)	$(1.01)	$(2.10)	$(2.64)
Weighted average number of common shares outstanding	69,268	55,701	52,289	50,928	43,374

	Years Ended December 31,
Balance sheet data:	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalent, and marketable securities	$23,348	$34,135	$52,306	$118,506	$160,602
Working capital	15,966	27,978	18,773	97,511	151,551
Total assets	27,285	40,542	70,662	146,346	207,469
Loans payable, including current portion, net of discount	14,003	9,471	20,652	19,205	26,037
Accumulated deficit	(521,916)	(495,029)	(480,028)	(427,289)	(320,260)
Total stockholders' (deficit) equity	(1,923)	17,227	20,606	69,938	118,938

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part 1—Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline.

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor, or VEGF tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, colorectal and breast cancers.

In June 2013, the U.S. Food and Drug Administration, or FDA, issued a complete response letter denying our application for approval of the use of tivozanib in first-line treatment of advanced renal cell carcinoma, or RCC, citing concerns regarding the negative trend in overall survival in TIVO-1, our first pivotal phase 3 clinical trial.

In May 2016, we initiated enrollment and treatment of patients in TIVO-3, a new phase 3 clinical trial of tivozanib, in the third-line treatment of patients with refractory RCC seeking to address the overall survival, or OS, concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment for RCC.  We expect to complete enrollment in the TIVO-3 trial in June 2017, and to report top line data in the first quarter of 2018.  The TIVO-3 trial passed an initial safety data assessment in February 2017.  We expect a pre-planned interim futility analysis to occur mid-year 2017.

In March 2017, we initiated enrollment in the TiNivo trial, a phase 1/2 trial of tivozanib in combination with Opdivo®, or nivolumab, an immune checkpoint, or PD-1, inhibitor, for the treatment of RCC.  Bristol-Myers Squibb is supplying nivolumab for the TiNivo trial, and we are the trial sponsor. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1 trial will primarily evaluate the safety of tivozanib in combination with nivolumab at escalating doses of tivozanib and, assuming favorable results, is expected to be followed by a phase 2 expansion at the established combination dose. We expect to receive initial data from the phase 1 portion of the TiNivo trial in the first half of 2017.

In February 2016, EUSA Pharma (UK) Ltd., or EUSA, our European licensee, submitted a marketing authorization application, or MAA, for tivozanib with the European Medicines Agency, or EMA, for the treatment of RCC.  The application was validated in March 2016, confirming that the submission was complete and that the EMA would initiate its review process. EUSA received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA in July 2016, and submitted its responses in November 2016.  In January 2017, EUSA received the Day 180 List of Outstanding Issues, or LOI, from the CHMP, of the EMA. The Day 180 LOI signifies that the MAA is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision. EUSA has informed AVEO that it expects to submit written responses to the Day 180 LOI in April 2017, and the EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017.

We also have a pipeline of monoclonal antibodies, including:

(i)

Ficlatuzumab, a potent hepatocyte growth factor, or HGF, antibody that inhibits the activity of the HGF/c-Met pathway.  Ficlatuzumab is in early stage clinical development, with ongoing studies in acute myloid leukemia, or AML, and squamous cell cancer of the head and neck, or SCCHN.  We and our worldwide partner Biodesix, Inc., or Biodesix, will share equally in all future costs and profits relating to the development of ficlatuzumab;

(ii)

AV-203, a potent, high-affinity inhibitor of the ErbB3 pathway.  Our partner CANbridge Life Sciences Ltd., or CANbridge, will fund manufacturing and clinical development through proof-of-concept in esophageal squamous cell carcinoma;

(iii)

AV-380, a potent, humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia.  We have licensed AV-380 to Novartis, which will fund all development, manufacturing and commercialization; and

(iv)

The AV-353 platform, a family of potent inhibitory antibody candidates specific to Notch 3, one of which has demonstrated an ability in preclinical models to potentially reverse disease phenotype for pulmonary arterial hypertension, or PAH.  We are currently seeking a partner to advance development of the AV-353 platform for the potential treatment of PAH.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide us with additional liquidity. We believe that our approximate $23.3 million in cash, cash equivalents and marketable securities at December 31, 2016, could allow us to fund our planned operations into the fourth quarter of 2017; however, additional funds will be needed to extend these operations into 2018 and maintain compliance with our $10.0 million financial covenant under our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules. We expect that, in order to obtain additional capital, we will need to complete public or private financings of debt or equity, and / or receive milestone payments from our partners. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able receive milestone payments or complete additional financing or enter into such arrangements on acceptable terms, if at all. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Strategic Partnerships

CANbridge

In March 2016, which we refer to as the Effective Date, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico. Under the terms of the CANbridge Agreement, if we determine to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, we are obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. The parties have both agreed not to directly or indirectly develop or commercialize any other ErbB3 inhibitory antibody product during the term of the CANbridge Agreement other than pursuant to the CANbridge Agreement.

CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 throughout its licensed territory. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge will bear all costs for development of AV-203 through proof-of-concept in esophageal squamous cell carcinoma, after which we would expect to contribute to certain worldwide development costs.

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

EUSA

In December 2015, we entered into a license agreement with EUSA under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories in RCC. With the exception of certain support to be provided by us in connection with the application for marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories.

Under the license agreement, EUSA made a research and development funding payment to us of $2.5 million in 2015.  EUSA is required to make a further research and development funding payment of $4.0 million if the EMA grants marketing approval for tivozanib for treatment of RCC. We are eligible to receive additional research funding from EUSA, including up to $20.0 million for the data generated by our phase 3 clinical trial in third-line RCC if EUSA elects to utilize such data for regulatory or commercial purposes, and up to $2.0 million for the data generated by a phase 1 combination trial with a checkpoint inhibitor if EUSA elects to utilize such data for regulatory or commercial purposes. We would be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. We are also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. Thirty percent of any non-research and development related milestone and royalty payments we receive is due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK as a sublicensing fee under our license agreement with KHK.  The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

Novartis

In August 2015, we entered into a license agreement with Novartis International Pharmaceutical Ltd., or Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $53.0 million in potential clinical milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory.

Certain milestones achieved by Novartis would trigger milestone payment obligations from us to St. Vincent’s Hospital Sydney Limited, which we refer to as St. Vincent’s, under our amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products, if any, will be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

Pharmstandard

In August 2015, we entered into a license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant,” or Pharmstandard, a company registered under the laws of the Russian Federation. Pharmstandard is a subsidiary of Pharmstandard OJSC. Under the license agreement, we granted to Pharmstandard the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States, for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified us that due to economic and market changes in Russia it was exercising its right to terminate the license agreement effective September 9, 2016. Upon termination of the license agreement, the licenses to tivozanib granted to Pharmstandard were terminated, all product rights and regulatory documents were transferred to us, and Pharmstandard is no longer responsible for the development and commercialization of tivozanib in its licensed territories. Pharmstandard filed an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma that was accepted by the Ministry of Health of the Russian Federation in February 2016. This application was withdrawn following Pharmstandard’s termination notice.

Ophthotech

In November 2014, we entered into a research and exclusive option agreement with Ophthotech Corporation, or Ophthotech, pursuant to which we provided Ophthotech an exclusive option to enter into a definitive license agreement whereby we would grant Ophthotech the right to develop and commercialize tivozanib outside of Asia and the Middle East for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans.  Pursuant to this option agreement, we granted to Ophthotech an exclusive, royalty-free license or sublicense, as applicable, under intellectual property rights controlled by us solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the option period. These activities included formulation work for ocular administration, preclinical research and the conduct of a phase 1/2a proof-of-concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration.  Ophthotech paid us $0.5 million in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement.

In January 2017, Ophthotech notified us that it will not be able to develop tivozanib and exercised its right to terminate the option agreement effective April 3, 2017.

Biodesix

In April 2014, we and Biodesix entered into the Biodesix Agreement to develop and commercialize ficlatuzumab.   Under the Biodesix Agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan, we retain primary responsibility for clinical development of ficlatuzumab.  In September 2016, we and Biodesix announced the termination of the FOCAL trial, a phase 2 proof-of-concept clinical study of ficlatuzumab in which VeriStrat was used to select clinical trial subjects.

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab.  Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial, on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to share 50% of all program costs from August 1, 2016 forward. In return for bearing 50% of the FOCAL closeout costs after August 1, 2016, we will be entitled to recover an agreed multiple of the additional costs borne by us out of any income Biodesix receives from the partnership in connection with the licensing, development or commercialization of ficlatuzumab.  We do not anticipate that these remaining costs will be material. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to our right to be the lead commercialization party.

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

In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s, pursuant to which we made an upfront payment to St. Vincent’s of $1.5 million. Under our license agreement with St. Vincent’s:

•

We (or any sublicensee) are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product, and to maximize profits from licensed therapeutic products for the benefit of us and St. Vincent’s. Subject to certain conditions, we have also agreed to achieve specified research, development and regulatory milestones by specified dates. If we (or a sublicensee) do not achieve a given milestone by the agreed date, we have the option of paying the amount we would have been obligated to pay had we timely achieved the milestone, and, if we do so, St. Vincent’s will not have the right to terminate the license agreement based on our failure to timely achieve such milestone.

•

We have agreed that, for as long as there is a valid claim in the licensed patents, we will not, and we will ensure that our affiliates and our sublicensees do not, develop or commercialize any product, other than a licensed therapeutic product, for the treatment, prevention or prophylaxis of cachexia, decreased appetite or body weight, that binds to GDF15 or the GDF15 receptor and that is a GDF15 antagonist, and will not license or induce any other person to do the same.

•

We (or any sublicensee) are required to make milestone payments, up to an aggregate total of $18.9 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory or territories;

•

We (or any sublicensee) will be required to pay tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products, an obligation we share with Novartis equally. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country, and are subject to offsets under certain circumstances; and

•

We (or any sublicensee) will be required to reimburse St. Vincent’s for some or all of the reasonable costs and expenses it incurs in patent management, filing, prosecuting and maintaining the licensed patents.

Astellas Pharma

In February 2011, we and our wholly-owned subsidiary AVEO Pharma Limited entered into a collaboration and license agreement with Astellas Pharma Inc. and certain of its subsidiaries pursuant to which we and Astellas intended to develop and commercialize tivozanib for the treatment of a broad range of cancers. Astellas elected to terminate the agreement effective August 2014, at which time the tivozanib rights were returned to us. In accordance with the Astellas Agreement, committed development costs, including the costs of completing certain tivozanib clinical development activities, continue to be shared equally.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen Idec, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our license agreement with CANbridge. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge agreement and single-digit royalty payments on net sales related to the sale of AV-203, up to cumulative maximum amount of $50.0 million.

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

We have upfront, milestone and royalty payment obligations to KHK under our license agreement.  Upon entering into the license agreement with KHK, we made an upfront  payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in our first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 new drug application, or NDA filing for tivozanib. Each milestone under the KHK agreement is a one-time only payment obligation. Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial, and would not owe a milestone payment to KHK if we file an NDA with the FDA following the completion of our TIVO-3 clinical trial.  If we obtain approval for tivozanib in the U.S., we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval.  If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to our license agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KHK license relating to rights we retain.  We are required to pay KHK a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development funding or equity investments, subject to certain limitations.  In accordance with the sublicensing provisions of our KHK agreement, in 2011 we made a $22.5 million payment to KHK related to the upfront license payment received under a collaboration and license agreement we entered into with Astellas Pharmaceuticals, Inc., the termination of which became effective on August 11, 2014.   If tivozanib is approved in the European Union, or EU, the $4.0 million research and development reimbursement milestone that would be owed to us by EUSA would not be subject to a sublicense revenue payment to KHK, nor would a research and development reimbursement payment upon an election by EUSA to use the data generated from our TIVO-3 or TiNivo trials for regulatory or commercial purposes, which could be up to $20.0 million for the TIVO-3 data and up to $2.0 million TiNivo data.  We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above.

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

Financial Overview

We do not have a history of being profitable and, as of December 31, 2016, we had an accumulated deficit of $521.9 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2017 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

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

Research and Development Expenses

Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as they are incurred. These expenses consist primarily of:

•	employee-related expenses, which include salaries, benefits and stock-based compensation expense;
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing drug development related materials;
•	the cost of completing certain tivozanib clinical development activities that were initiated as part of our prior partnership with Astellas;
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets;
•	license fees for, and milestone payments related to, in-licensed products and technology; and
•	costs associated with outsourced development activities, regulatory approvals and medical affairs

Research and development expenses are net of amounts reimbursed under our agreements with Astellas and Biodesix for Astellas’ and Biodesix’ respective shares of development costs incurred by us under our joint development plans with each respective partner.

We expect that research and development expenses in 2017 will remain at current levels as we seek to advance and complete enrollment in the TIVO-3 trial and the TiNivo trial.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the years ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
Tivozanib	$21,231	$8,513	$9,530	$12,718	149%	$(1,017)	(11)%
AV-380 Program in Cachexia	464	2,408	12,968	(1,944)	(81)%	(10,560)	(81)%
Ficlatuzumab	746	80	1,579	666	833%	(1,499)	(95)%
AV-203	76	532	1,843	(456)	(86)%	(1,311)	(71)%
Other pipeline programs	—	11	72	(11)	(100)%	(61)	(85)%
Other research and development	—	10	67	(10)	(100)%	(57)	(85)%
Overhead	1,186	1,321	12,195	(135)	(10)%	(10,874)	(89)%
Total research and development expenses	$23,703	$12,875	$38,254	$10,828	84%	$(25,379)	(66)%

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus. Our licensee, EUSA, has submitted an application for marketing authorization for tivozanib for the treatment of RCC to the EMA. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within its licensed territories, excluding non-oncologic diseases or conditions of the eye. We continue to share the costs of development activities to which we and Astellas were committed at the time the Astellas partnership was terminated.

In May 2016, we initiated TIVO-3, an additional phase 3 trial of tivozanib vs. sorafenib. TIVO-3, which is expected to enroll approximately 322 patients in the refractory RCC setting, will use progression-free survival, or PFS, as the primary endpoint and OS as a secondary endpoint, and is designed to address the OS concerns presented in the June 2013 complete response letter from the FDA and to support a request for approval of tivozanib as a third-line treatment and as a first-line treatment. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $22.0 million to $25.0 million through completion. We have also initiated the TiNivo trial in collaboration with Bristol-Myers Squibb, or BMS, which is providing nivolumab for the study.  We are the study sponsor.  The TiNivo trial is a phase 1/2 trial of tivozanib in combination with nivolumab, a PD-1 inhibitor, for the treatment of RCC, for which our costs, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprises substantially all of the costs incurred during the year ended December 31, 2016.

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

Ficlatuzumab

In April 2014, we entered into the Biodesix Agreement to develop and commercialize ficlatuzumab, our potent HGF inhibitory antibody. Pursuant to the agreement, Biodesix was to provide up to $15.0 million for the phase 2 FOCAL trial of ficlatuzumab in combination with erlotinib in first-line advanced non-small cell lung cancer patients selected using Biodesix’s proprietary companion diagnostic VeriStrat.  In connection with the discontinuation of the FOCAL trial, on October 14, 2016 we and Biodesix amended the Biodesix Agreement.  Under the amendment, we agreed to fund 50% of the shutdown costs of the FOCAL trial after August 1, 2016.    In return, we would be entitled to reimbursement at a multiple of such shutdown expenses out of any future revenues Biodesix receives from ficlatuzumab. All manufacturing and all non-FOCAL development, regulatory or commercial expenses for ficlatuzumab will continue to be equally shared, as provided in the original Biodesix Agreement.  Due to the unpredictable nature of clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services. We anticipate that our general and administrative expenses in 2017 will remain at current levels.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. We recorded a loss for the years ended December 31, 2016, 2015, and 2014, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2016, 2015, and 2014, except for a $0.1 million provision recorded in the year ended December 31, 2016 related to withholding taxes incurred in a foreign jurisdiction.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued clinical expenses, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we and our management believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE,  of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We typically use best estimates of selling price to estimate the selling price for licenses to our proprietary technology, since we often do not have VSOE or TPE of selling price for these deliverables. In those circumstances where we utilize the best estimate of selling price to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements and internally developed models that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the applicable license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

We typically receive non-refundable, upfront payments when licensing our intellectual property in conjunction with a research and development agreement. When management believes the license to our intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributed to the license on a straight-line basis over our contractual or estimated performance period, which is typically the term of our research and development obligations. If management cannot reasonably estimate when our performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. When management believes the license to our intellectual property has stand-alone value, we generally recognize revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

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

We aggregate our milestones into four categories: (i) clinical and development milestones, (ii) regulatory milestones, (iii) commercial milestones, and (iv) patent-related milestones. Clinical and development milestones are typically achieved when a product candidate advances into a defined phase of clinical research or completes such phase. For example, a milestone payment may be due to us upon the initiation of a phase 3 clinical trial for a new indication, which is the last phase of clinical development and could eventually contribute to marketing approval by the FDA or other global regulatory authorities. Regulatory milestones are typically achieved upon acceptance of the submission for marketing approval of a product candidate or upon approval to market the product candidate by the FDA or other global regulatory authorities. For example, a milestone payment may be due to us upon the FDA’s acceptance of a New Drug Application, or NDA. Commercial milestones are typically achieved when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Patent-related milestones are typically achieved when a patent application is filed or a patent is issued with respect to certain intellectual property related to the applicable collaboration.

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

Accrued Expenses and Accrued Clinical Trial Costs and Contract Research Liabilities

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with our clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or overestimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our operations in the period such change becomes known.

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2016, 2015 and 2014, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report on Form 10-K, and based on our receipt of invoices from our third party providers, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.

Stock-Based Compensation

Under our stock-based compensation programs, we periodically grant stock options and restricted stock to employees, directors and nonemployee consultants. We also issue shares under an employee stock purchase plan. The fair value of all awards is recognized in our statements of operations over the requisite service period for each award.

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. We have also granted awards that vest upon the achievement of market conditions. Per Accounting Standards Codification, or ASC, 718 Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. We estimate the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of our stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

We use the Black-Scholes option pricing model to value our stock option awards without market conditions, which requires us to make certain assumptions regarding the expected volatility of our common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to our common stock. In 2016, we began calculating volatility using our historical data. Previously, we did not have sufficient history to support a calculation of volatility using only our historical data. As such, prior to 2016, we used a weighted-average volatility considering our own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, we considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to a lack of our own historical data, we elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of our stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete.

During the years ended December 31, 2016, 2015 and 2014, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

Years Ended December 31,
	2016	2015	2014
Volatility factor	72.18% - 74.47%	73.04% - 78.70%	69.38% - 77.92%
Expected term (in years)	3.00 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.07% - 2.01%	1.54% - 1.93%	1.81% - 2.02%
Dividend yield	—	—	—

We recognized stock-based compensation expense of approximately $1.0 million, $1.1 million and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the years ending December 31, 2016, 2015 and 2014, we estimated our expected forfeiture rates to be 76%, 71% and 62%, respectively. As of December 31, 2016, we had approximately $0.8 million of total unrecognized stock-based compensation expense for stock options, which we expect to recognize over a weighted-average period of approximately 2.5 years.

We record compensation expense only for those awards that we ultimately expect will vest. We have performed an historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. We cannot currently predict the total amount of stock-based compensation expense to be recognized in any future period because such amounts will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. Forfeitures are estimated each period and adjusted if actual forfeitures differ from those estimates. Actual forfeitures may differ from our estimates as a result of significant changes in our operations.

We have historically granted stock options at exercise prices that are not less than the fair market value of our common stock.

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing and recorded the warrants as a liability.  See “—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash component of other income (expense), net in our Statements of Operations until the earlier of their exercise or expiration or upon the completion of a liquidation event.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016
Expected price volatility	76.25%	78.18%
Expected term (in years)	5.00	4.50
Risk-free interest rates	1.22%	1.93%
Stock price	$0.89	$0.54
Dividend yield	—	—

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014

Revenues

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
Strategic Partner:	($ in thousands)
Novartis	$—	$18,450	$—	$(18,450)	(100)%	$18,450	100%
CANbridge	1,028	—	—	1,028	100%	0	-%
EUSA	395	14	—	381	2721%	14	100%
Biogen Idec	38	268	14,520	(230)	(86)%	(14,252)	(98)%
Pharmstandard	939	61	—	878	1439%	61	100%
Astellas	—	—	3,564	—	-%	(3,564)	(100)%
Ophthotech	115	231	39	(116)	(50)%	192	492%
Total revenues	$2,515	$19,024	$18,123	$(16,509)	(87)%	$901	5%

In 2016 as compared to 2015, revenue decreased by $16.5 million, principally due to $18.5 million in revenue that was recognized in 2015 related to Novartis for the $15.0 million upfront payment received in connection with our licensing agreement entered into in August 2015 and $3.5 million for the purchase of our inventory of clinical material in the fourth quarter of 2015. This decrease was partially offset by the $1.0 million upfront payment received in connection with our collaboration and license agreement with CANbridge entered into in March 2016 and $0.8 million in the acceleration of deferred revenue that was recognized upon the effective termination of our licensing agreement with Pharmstandard in September 2016 that otherwise would have been recognized over the performance period through April 2022.

In 2015 as compared to 2014, revenue increased by $0.9 million principally due to the recognition of $18.5 million of revenue associated with the receipt of a $15.0 million upfront payment for our license of AV-380 to Novartis and Novartis’ subsequent purchase of clinical material for $3.5 million. These amounts were partially offset by a decrease of $3.6 million of revenue from Astellas following the termination of our collaboration agreement in 2014 and a decrease of $14.3 million of revenue recognized from our arrangement with Biogen due to the one-time recognition of previously deferred revenue following an amendment to our agreement in 2014.
Research and Development Expenses

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
Tivozanib	$21,231	$8,513	$9,530	$12,718	149%	$(1,017)	(11)%
AV-380 Program in Cachexia	464	2,408	12,968	(1,944)	(81)%	(10,560)	(81)%
Ficlatuzumab	746	80	1,579	666	833%	(1,499)	(95)%
AV-203	76	532	1,843	(456)	(86)%	(1,311)	(71)%
Other pipeline programs	—	11	72	(11)	(100)%	(61)	(85)%
Other research and development	—	10	67	(10)	(100)%	(57)	(85)%
Overhead	1,186	1,321	12,195	(135)	(10)%	(10,874)	(89)%
Total research and development expenses	$23,703	$12,875	$38,254	$10,828	84%	$(25,379)	(66)%

In 2016 as compared to 2015, research and development expenses increased by $10.8 million due to a $12.7 million increase in tivozanib, principally related to the advancement of the TIVO-3 trial that commenced patient enrollment and treatment in May 2016. This increase was partially offset by a $1.5 million decrease related to the upfront fee incurred under the amended St. Vincent’s license agreement entered into in August 2015. We expect that research and development expenses in 2017 will remain at current levels as we seek to advance and complete enrollment in the TIVO-3 and TiNivo trials.

In 2015 as compared to 2014, research and development expenses decreased by $25.4 million principally attributable to a $7.8 million decrease in employee compensation, benefits, contract labor and consulting and a decrease of $9.2 million in facilities, IT, and other costs following our January 2015 restructuring; a decrease of $7.6 million in outsourced services costs primarily related to the completion of the manufacture of AV-380 material in 2014; and a decrease of $0.8 million in medical affairs and external clinical trial costs associated with the decreased number of active patients enrolled in our clinical trials.

Included in research and development expenses were stock-based compensation expenses of approximately $0.3 million in each of 2016 and 2015, and $0.9 million in 2014.

General and Administrative Expenses

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
General and administrative	$8,205	$14,217	$18,589	$(6,012)	(42)%	$(4,372)	(24)%

In 2016 as compared to 2015, general and administrative expenses decreased by $6.0 million, principally the result of a $4.8 million decrease in external costs associated with various ongoing legal matters, including $4.0 million related to the settlement of SEC claims and $0.8 million in legal fees, as well as a $0.7 million decrease in employee compensation following our decreased headcount and the reduction of our utilized facility space following our 2015 restructuring. In 2017, we anticipate that general and administrative expenses will remain at current levels.

In 2015 as compared to 2014, general and administrative expenses decreased by $4.4 million, principally the result of a $4.1 million decrease in salaries, benefits, contract labor and consulting and a decrease of $4.5 million in facilities, IT, insurance and other infrastructure costs following our January 2015 restructuring as well as a $2.0 million decrease in external legal costs associated with various ongoing legal matters. These amounts were partially offset by $4.0 million in expense incurred in 2015 related to the accrual of an estimated settlement liability, for accounting purposes, related to the SEC claims and an increase in depreciation expense of $2.2 million due to the acceleration of depreciation in connection with the termination of our lease agreement of 650 East Kendall Street in September 2014.

Included in general and administrative expenses were stock-based compensation expenses of approximately $0.7 million, $0.8 million and $1.9 million in 2016, 2015 and 2014, respectively.

Restructuring and Lease Exit

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
Restructuring and lease exit	—	4,358	11,729	(4,358)	(100)%	(7,371)	(63)%

In 2016 as compared to 2015, restructuring and lease exit expenses decreased by $4.4 million as a result of the January 2015 restructuring that was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions.

In 2015 as compared to 2014, restructuring and lease exit expenses decreased by $7.4 million. The expenses incurred during 2015 relate to costs associated with elimination of our research function and the associated reductions in headcount as part of our January 2015 restructuring. The expenses incurred during 2014 relate to costs associated with partially vacating and subsequently terminating the agreement for our leased space at 650 East Kendall Street, which occurred in September 2014.

Change in Fair Value of Warrant Liability

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
Change in fair value of warrant liability	4,751	—	—	4,751	100%	—	-%

In May 2016, we issued warrants in connection with a private placement financing and recorded the warrants as a liability. The changes in the fair value at the end of each reporting date are recorded as a non-cash gain or loss in the Statements of Operations. The lower stock price as of the December 31, 2016 reporting date principally resulted in a $4.8 million gain in fair value during 2016.

Interest Expense, net

	Years Ended December 31,			2016 / 2015 Comparison		2015 / 2014 Comparison
	2016	2015	2014	$	%	$	%
	($ in thousands)
Interest expense, net	(1,949)	(2,286)	(2,356)	$337	(15)%	$70	(3)%

In 2016 as compared to 2015, interest expense, net decreased by $0.3 million principally attributable to the decrease in the average outstanding balances on our loan with Hercules, resulting from amounts borrowed under the 2012 Amendment being paid in full by the end of 2015. In 2017, we anticipate that interest expense will remain at current levels.

In 2015 as compared to 2014, interest expense, net decreased by $0.1 million principally attributable to the declining average outstanding balance on our loan with Hercules.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations at December 31, 2016 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Hercules loan agreement (1)	$19,051	$4,386	$14,665	$—	$—
Clinical trial costs and contract research (2)	$27,901	$20,601	$7,300
Operating leases (3)	60	60	—	—	—

Total contractual obligations	$47,012	$25,047	$21,965	$—	$—

(1)

Includes scheduled interest payments and end of term payments totaling $690,000 due at the time of the final payments of the outstanding principal in connection with the 2014 Amendment and 2016 Amendment under the Hercules loan agreement.

(2)

Clinical trial costs and contract research principally include contracts for human clinical trials and clinical drug distribution. In the event a contract is terminated prior to the planned completion, the amount paid under such contracts may be less than the amounts presented.

(3)

We sublease our principal office facility at One Broadway in Cambridge, MA. Our lease arrangement is cancellable within 30 days’ notice to our landlord. As a result, our operating lease obligation as of December 31, 2016 is the January 2017 rent payable to our landlord

(4)

Under our license agreement with Kyowa Hakko Kirin, we are required to make certain milestone payments upon the achievement of specified regulatory milestones. We are also required to pay 30% of certain amounts we receive from sublicensees, including upfront license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. Additionally, under our license agreement with St. Vincent’s, we are required to make certain milestone payments upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications. At this time, we cannot reasonably estimate when or if we may be required to make other additional payments to Kyowa Hakko Kirin or St. Vincent’s and have not included any additional amounts in the table above.

(5)

As discussed in Note 4 to our consolidated financial statements, we have executed license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab and other antibody product candidates. The license agreements required us to pay non-refundable license fees upon execution, and in certain cases, require milestone payments upon the achievement of defined development goals. We have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any. In addition to the amounts in the table above, these four agreements include sales and development milestones of up to $22.5 million. $5.5 million and $4.2 million per product, respectively, and single digit royalties as a percentage.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. In May 2016, we raised approximately $20.3 million in net cash proceeds, consisting of $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules loan agreement. As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $23.3 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(31,066)	$(18,230)	$(54,248)
Net cash (used in) provided by investing activities	(764)	(6,316)	54,710
Net cash provided by (used in) financing activities	20,292	(1,126)	1,018
Net (decrease) increase in cash and cash equivalents	$(11,538)	$(25,672)	$1,480

Our operating activities used cash of $31.1 million, $18.2 million and $54.2 million in 2016, 2015 and 2014, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $0.8 million and $6.3 million in 2016 and 2015, respectively, and provided $54.7 million in 2014. Cash used by investing activities in each of 2016 and 2015 was principally the net result of the purchase of marketable securities, partially offset by the maturities of marketable securities in each period and proceeds from the sale of equipment of $1.2 million in 2015. Cash provided by investing activities in 2014 was the net result of maturities of marketable securities, partially offset by the purchase of marketable securities and purchases of property and equipment of $12.9 million.

Our financing activities provided cash of $20.3 million and $1.0 million in 2016 and 2014, respectively, and used cash of $1.1 million in 2015. In 2016, we raised approximately $20.3 million in net cash proceeds, consisting of $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, or the PIPE Warrants, and $4.9 million in net proceeds from additional borrowings under our Hercules loan agreement. In 2015, we raised approximately $10.5 million in net proceeds from the sale of our common stock, including $10.2 million under our at-the-market, or ATM, facility with FBR & Co., or FBR, (formerly MLV & Co. LLC), and $0.3 million from the issuance of stock for stock-based compensation arrangements, offset by $11.6 million in principal payments under our Hercules loan agreement. In 2014, we raised approximately $8.8 million in net cash proceeds, including $8.6 million in net proceeds from the additional borrowings under our Hercules loan agreement and $0.2 million from the issuance of stock for stock-based compensation arrangements offset by $7.8 million in principal payments on loans payable to Hercules.

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock, which we refer to as the PIPE Warrants. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of these warrants has been determined using the Black-Scholes pricing model and the changes in the fair value at the time of each reporting date are recorded in the Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2016, we recorded an approximate $4.8 million gain in fair value in the Statements of Operations that principally resulted from the lower stock price as of the December 31, 2016 reporting date. As of December 31, 2016, none of the PIPE Warrants have been exercised.

At-The-Market Issuance Sales Agreement with FBR

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with FBR & Co., or FBR, (formerly MLV & Co. LLC), pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell our common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We are required to pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by us at any time.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf.  The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our then existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf.  On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15.0 million of our common stock under the 2015 Shelf.  The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. As of December 31, 2016, we have sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold during the year ended December 31, 2016.

Approximately $9.1 million remains available for sale under the Sales Agreement.

Credit Facilities

On May 28, 2010, we entered into a loan and security agreement, or the Loan Agreement, with Hercules. The Loan Agreement was subsequently amended in March 2012, or the 2012 Amendment; September 2014, or the 2014 Amendment; and May 2016, or the 2016 Amendment.  Amounts borrowed under the 2012 Amendment were repaid in full in 2015.

Pursuant to the 2014 Amendment, we received additional loan proceeds from Hercules in the amount of $10.0 million and were not required to commence principal payments until May 1, 2016. An end-of-term payment of approximately $0.5 million continues to be due on January 1, 2018 or on such earlier date if the loan is prepaid.

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. We are not required to commence principal payments on the $15.0 million loan until July 1, 2017, at which time we will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment includes a financial covenant that requires us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our Phase 3 TIVO-3 trial. Refer to Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for discussion of the adverse consequences of failure to comply with the financial covenant.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, we may draw down an additional $5.0 million in funding upon the satisfaction of the following conditions: (i) achieving developmental progression satisfactory to Hercules on a minimum of two (2) clinical programs (other than the Phase 3 TIVO-3 trial) that are either managed directly by us or funded, in whole or in part, by us and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If we draw down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of December 31, 2016 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2016, we are in compliance with all of the financial covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the loan agreement.

The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. As of December 31, 2016, we had cash, cash equivalents and marketable securities totaling approximately $23.3 million, working capital of $16.0 million and an accumulated deficit of $521.9 million.

We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the remaining costs for the TIVO-3 trial for RCC, including drug supply and distribution, could be in the range of $22.0 million to $25.0 million in the aggregate through 2018. We have also initiated the TiNivo trial in collaboration with BMS, which is providing nivolumab for the study.  We are the study sponsor. The TiNivo trial is a phase 1/2 study of tivozanib combined with nivolumab, a PD-1 inhibitor, for the treatment of patients with RCC for which our costs, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2018. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

We are subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the risk that we are unable to maintain compliance with our financial covenant pursuant to our Loan Agreement with Hercules, which requires us to maintain unrestricted cash (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of our Phase 3 TIVO-3 trial. Non-compliance with the financial covenant would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge. Refer to Note 6 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further description of our Loan Agreement.

Based upon our approximate $23.3 million in existing cash, cash equivalents and marketable securities as of December 31, 2016, we do not have sufficient cash on hand to support operations and maintain compliance with the $10.0 million financial covenant under our Loan Agreement with Hercules for at least the next twelve months from the date of filing this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern.

Our plans to address these conditions include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within our control:

•	Raise funding through the possible sales of our common stock, including public or private equity financings.
•	Raise funding of up to $9.1 million through possible sales of our common stock under our Sales Agreement with FBR.
•

Satisfy the conditions that are set forth in our Loan Agreement with Hercules that would enable us to draw down an additional $5.0 million in funding under the Loan Agreement, as further described in “—Credit Facilities” above. If we draw down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

•	Continue to seek a partner to advance development of the AV-353 platform for the potential treatment of PAH.
•

Earn milestone payments pursuant to collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to support our operations and allow us to maintain compliance with our financial covenant for at least the next twelve months from the date of filing this Annual Report on Form 10-K. We have concluded the likelihood that our plan to obtain sufficient funding from one or more of these sources will be successful, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists regarding our ability to continue as a going concern.

We believe that our approximate $23.3 million in cash, cash equivalents and marketable securities at December 31, 2016 could allow us to fund our planned operations into the fourth quarter of 2017. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our Sales Agreement with FBR. Accordingly, the timing and nature of activities contemplated for 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products.  Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described in Part I, Item 3 of this report under the heading “Legal Proceedings”;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations into 2018 and maintain compliance with our financial covenant under our Loan Agreement with Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.  If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all then we may trigger an event of default under our Loan Agreement with Hercules and we may be required to:

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and marketable securities of $23.3 million, consisting of cash on deposit with banks, a U.S. government money market fund, and corporate debt, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term cash equivalents. Our cash equivalents and marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our cash equivalents until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our loans payable are subject to interest rate risk. As of December 31, 2016, our aggregate principal balance outstanding on our Loan Agreement with Hercules was $15.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of December 31, 2016, the interest rate was 11.9%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of December 31, 2016, and expected loan payments during 2017, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

ITEM 8.Financial Statements and Supplementary Data

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AVEO Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of AVEO Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVEO Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will require additional capital to fund its current operating plan and maintain compliance with the financial covenant included in its loan agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2016 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2017, expressed an adverse opinion thereon.

/s/ Ernst & Young  LLP

Boston, Massachusetts

March 22, 2017

AVEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$15,096	$26,634
Marketable securities	8,252	7,501
Accounts receivable	1,027	4,641
Clinical trial retainers	1,702	467
Other prepaid expenses and other current assets	238	1,133
Total current assets	26,315	40,376
Property and equipment, net	—	23
Clinical trial retainers	940	117
Other assets	30	26
Total assets	$27,285	$40,542
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,186	$1,425
Accrued clinical trial costs and contract research	3,998	1,966
Other accrued liabilities	1,531	2,140
Loans payable, net of discount	2,124	2,053
Deferred revenue	510	814
Settlement liability (Note 15)	—	4,000
Total current liabilities	10,349	12,398
Loans payable, net of current portion and discount	11,879	7,418
Deferred revenue	1,697	2,881
Warrant liability (Note 7)	4,593	—
Other liabilities	690	618
Total liabilities	29,208	23,315
Stockholders' (deficit) equity:
Preferred stock, $.001 par value: 5,000 shares authorized at each of December 31, 2016 and 2015; no shares issued and outstanding at each of December 31, 2016 and 2015	—	—
Common stock, $.001 par value: 200,000 shares authorized at each of December 31, 2016 and 2015; 75,863 and 58,182 shares issued and outstanding as of December 31, 2016 and 2015, respectively	76	58
Additional paid-in capital	519,911	512,201
Accumulated other comprehensive income (loss)	6	(3)
Accumulated deficit	(521,916)	(495,029)
Total stockholders’ (deficit) equity	(1,923)	17,227
Total liabilities and stockholders’ (deficit) equity	$27,285	$40,542

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Collaboration and licensing revenue	$2,515	$19,024	$18,123
Operating expenses:
Research and development	23,703	12,875	38,254
General and administrative	8,205	14,217	18,589
Restructuring and lease exit	—	4,358	11,729
	31,908	31,450	68,572
Loss from operations	(29,393)	(12,426)	(50,449)
Other income (expense), net:
Interest expense, net	(1,949)	(2,286)	(2,356)
Change in fair value of warrant liability	4,751	—	—
Other (expense) income	(195)	(289)	66
Other income (expense), net	2,607	(2,575)	(2,290)
Net loss before provision for income taxes	(26,786)	(15,001)	(52,739)
Provision for income taxes	(101)	—	—
Net loss	$(26,887)	$(15,001)	$(52,739)
Basic and diluted net loss per share:
Net loss per share	$(0.39)	$(0.27)	$(1.01)
Weighted average number of common shares outstanding	69,268	55,701	52,289

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(26,887)	$(15,001)	$(52,739)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	9	(3)	2
Comprehensive loss	$(26,878)	$(15,004)	$(52,737)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2013	51,809	$52	$497,177	$(2)	$(427,289)	$69,938
Stock-based compensation expense related to equity-classified awards	—	—	2,750	—	—	2,750
Issuance of common stock to settle liability-classified share awards granted to directors	31	—	51	—	—	51
Issuance of common stock under employee stock purchase plan	139	—	191	—	—	191
Issuance of warrants in connection with loans payable	—	—	413	—	—	413
Issuance of restricted stock awards, net of forfeitures	310	—	—	—	—	—
Change in unrealized gain (loss) on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(52,739)	(52,739)
Balance at December 31, 2014	52,289	$52	$500,582	$—	$(480,028)	$20,606
Stock-based compensation expense related to equity-classified awards	—	—	1,132	—	—	1,132
Exercise of stock options	166	—	241	—	—	241
Issuance of common stock to settle liability-classified share awards granted to directors	8	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	7	—	27	—	—	27
Issuance of common stock from at-the-market sales agreement (net of issuance costs of $157)	5,913	6	10,212	—	—	10,218
Forfeiture of restricted stock awards	(201)	—	—	—	—	—
Change in unrealized gain (loss) on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,001)	(15,001)
Balance at December 31, 2015	58,182	$58	$512,201	$(3)	$(495,029)	$17,227
Issuance of common stock and warrants in a private placement, excluding to related parties (net of issuance costs of $1.6 million)	17,098	17	14,829			14,846
Issuance of common stock and warrants to related parties	544	1	524			525
Stock-based compensation expense related to equity-classified awards	—	—	999	—	—	999
Issuance of warrants in connection with a private placement	—	—	(9,344)	—	—	(9,344)
Issuance of warrants in connection with loans payable	—	—	667	—	—	667
Exercise of stock options	39	—	33	—	—	33
Issuance of common stock under employee stock purchase plan	—	—	2	—	—	2
Change in unrealized gain (loss) on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(26,887)	(26,887)
Balance at December 31, 2016	75,863	$76	$519,911	$6	$(521,916)	$(1,923)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(26,887)	$(15,001)	$(52,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	—	232	7,600
Depreciation and amortization	30	9,567	6,219
Net loss (gain) on disposal of fixed assets	—	253	(127)
Stock-based compensation	999	1,132	2,808
Non-cash interest expense	465	655	347
Non-cash change in fair value of warrant liability	(4,751)	—	—
Amortization of premium and discount on investments	14	34	221
Changes in operating assets and liabilities:
Restricted Cash	—	2,997	598
Accounts receivable	3,614	(2,300)	(1,357)
Tenant improvement allowance receivable	—	—	5,833
Prepaid expenses and other current assets	(340)	(116)	1,503
Other noncurrent assets	(827)	96	50
Accounts payable	760	(1,820)	(993)
Accrued clinical trial costs and contract research	2,032	(3,562)	(1,153)
Other accrued liabilities	(609)	(1,627)	(911)
Settlement liability	(4,000)	4,000	—
Deferred revenue	(1,488)	2,927	(17,623)
Lease exit obligation	—	(5,206)	4,981
Deferred rent	—	(10,569)	(9,505)
Other liabilities	(78)	78	0
Net cash used in operating activities	(31,066)	(18,230)	(54,248)
Investing activities
Purchases of marketable securities	(29,421)	(19,085)	(42,306)
Proceeds from maturities and sales of marketable securities	28,664	11,550	109,767
Purchases of property and equipment	(7)	(22)	(12,942)
Proceeds from sale of property and equipment		1,241	191
Net cash (used in) provided by investing activities	(764)	(6,316)	54,710
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	14,846	10,218	—
Proceeds from issuance of common stock and warrants to related parties	525	—	—
Proceeds from issuance of loan payable and warrants	5,000	—	10,000
Proceeds from issuance of stock for stock-based compensation arrangements	36	268	191
Payments of debt issuance costs	(115)	—	(1,388)
Principal payments on loans payable	—	(11,612)	(7,785)
Net cash provided by (used in) financing activities	20,292	(1,126)	1,018
Net (decrease) increase in cash and cash equivalents	(11,538)	(25,672)	1,480
Cash and cash equivalents at beginning of period	26,634	52,306	50,826
Cash and cash equivalents at end of period	$15,096	$26,634	$52,306
Supplemental cash flow information
Cash paid for interest	$1,539	$1,983	$2,018
Non-cash financing activity
Fair value of warrants issued in connection with long term debt	$667	$—	413
Fair value of warrants issued in connection with private placement	$9,344	$—	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company’s pipeline includes its lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor (“VEGF”) tyrosine kinase inhibitor (“TKI”). Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, colorectal and breast cancers

In June 2013, the U.S. Food and Drug Administration (“FDA”) issued a complete response letter denying the Company’s application for approval of the use of tivozanib in first-line treatment of advanced renal cell carcinoma (“RCC”), citing concerns regarding the negative trend in overall survival in the Company’s first pivotal phase 3 trial (the “TIVO-1” study). In May 2016, the Company initiated enrollment and treatment of patients in a new phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC (the “TIVO-3” study), seeking to address the overall survival concerns presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment for RCC. The Company expects to complete enrollment in the TIVO-3 study in June 2017 and to report top line data in the first quarter of 2018. TIVO-3 is also expected to undergo a pre-planned futility analysis approximately mid-year 2017.

In March 2017, the Company initiated enrollment in a phase 1/2 trial of tivozanib in combination with Opdivo® (“nivolumab”), an immune checkpoint (“PD-1”) inhibitor, for the treatment of advanced RCC (the “TiNivo” trial).  Bristol-Myers Squibb is supplying nivolumab for the TiNivo trial, and the Company is the trial sponsor. The study is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1 trial will primarily evaluate the safety of tivozanib in combination with nivolumab at escalating doses of tivozanib and, assuming favorable results, is expected to be followed by a phase 2 expansion at the established combination dose. The Company expects to receive initial data from the phase 1 portion of the TiNivo trial in the first half of 2017.

In February 2016, EUSA Pharma (UK) Ltd. (“EUSA”), the Company’s European licensee, submitted a Marketing Authorization Application (“MAA”) for tivozanib with the European Medicines Agency (“EMA”) for the treatment of RCC. The EMA validated the MAA in March 2016, confirming that the submission was complete and that it would initiate its review process. EUSA received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA in July 2016, and submitted its responses in November 2016. In January 2017, EUSA received the Day 180 List of Outstanding Issues (“LOI”) from the CHMP of the EMA. The Day 180 LOI signifies that the MAA is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision.  EUSA has informed the Company that it expects to submit written responses to the Day 180 LOI in April 2017, and the EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017.

The Company also has a pipeline of monoclonal antibodies, including:

(i)

Ficlatuzumab, a potent hepatocyte growth factor (“HGF”) antibody that inhibits the activity of the HGF/c-Met pathway.  Ficlatuzumab has ongoing clinical trials in acute myloid leukemia (“AML”) and squamous cell cancer of the head and neck. The Company and its worldwide partner Biodesix, Inc (“Biodesix”) will share equally in all future costs and profits relating to the development of ficlatuzumab.

(ii)

AV-203, a potent, high-affinity inhibitor of the ErbB3 pathway. The Company’s partner CANbridge Life Sciences Ltd. (“CANbridge”) will fund manufacturing and clinical development through proof-of-concept in esophageal squamous cell carcinoma.

(iii)

AV-380, a potent, humanized IgG1 inhibitory monoclonal antibody targeting growth differentiating factor-15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. The Company has licensed AV-380 to Novartis International Pharmaceutical Ltd. (“Novartis”), which will fund all development, manufacturing and commercialization; and

(iv)

The AV-353 platform, a family of potent inhibitory antibody candidates specific to Notch 3, one of which has demonstrated an ability in preclinical models to potentially reverse disease phenotype for pulmonary arterial hypertension

(“PAH”). The Company is currently seeking a partner to advance development of the AV-353 platform for the potential treatment of PAH.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of December 31, 2016, the Company had cash, cash equivalents and marketable securities totaling approximately $23.3 million, working capital of $16.0 million and an accumulated deficit of $521.9 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the risk that it is unable to maintain compliance with its financial covenant pursuant to its Loan Agreement with Hercules, which requires the Company to maintain unrestricted cash (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s Phase 3 TIVO-3 trial. Non-compliance with the financial covenant would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge. Refer to Note 6 for further description of the Company’s loan and security agreement.

Based upon the Company’s approximately $23.3 million in existing cash, cash equivalents and marketable securities as of December 31, 2016, the Company does not have sufficient existing cash, cash equivalents and marketable securities to support operations and maintain compliance with the financial covenant for at least the next year following the date that the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management’s plans to alleviate these conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following steps to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible sales of the Company’s common stock, including public or private equity financings.
•

Raise funding through the possible sales of the Company’s common stock under the at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. (formerly MLV & Co. LLC) (“FBR”), as discussed in Note 7.

•

Raise funding under the Company’s loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”), which, as described in Note 6, provides access to additional funding only if certain specified conditions are met.

•	Continue to seek a partner to advance development of the AV-353 platform for the potential treatment of PAH.
•

Earn milestone payments pursuant to collaboration and license agreements described in Note 4 or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to support the Company’s operations and allow the Company to maintain compliance with its financial covenant for at least the next year following the date that the financial statements are issued. Management has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources will be successful, while reasonably possible, is less than probable. Accordingly, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern.

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, or if it is unable to maintain compliance with the financial covenant in the loan and security agreement, the Company would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

(2) Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to separately present clinical trial retainers from other prepaid expenses and other current assets, and other non-current assets, and accrued clinical trial costs and contract research from other accrued liabilities on the consolidated balance sheets and to present interest expense net of interest income on the consolidated statements of operations. There was no impact on total liabilities, total other expenses or net income (loss) resulting from these reclassifications.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

The Company typically receives non-refundable, upfront payments when licensing its intellectual property in conjunction with a research and development agreement. When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, the Company generally recognizes revenue attributed to the license on a straight-line basis over the Company’s contractual or estimated performance period, which is typically the term of the Company’s research and development obligations. If management cannot reasonably estimate when the Company’s performance obligation ends, then revenue is deferred until management can reasonably estimate when the performance obligation ends. When management believes the license to its intellectual property has stand-alone value, the Company generally recognizes revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including internal costs for salaries, bonuses, benefits, stock-based compensation, facilities, and research-related overhead, and external costs for clinical trials, drug manufacturing and distribution, license fees, consultants and other contracted services.

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability. The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. During the year ended December 31, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a decrease in the fair value of the warrant liability of approximately $4.8 million, respectively, in its Statements of Operations. Refer to Note 7, “Common Stock - Private Placement / PIPE Warrants” for further discussion on the calculation of the fair value of the warrant liability.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2016 (in thousands):

Fair value at January 1, 2016	$—
Issuance of warrants on May 13, 2016	9,344
Change in fair value	(4,751)
Fair value at December 31, 2016	$4,593

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a U.S. government money market fund to be cash equivalents. Changes in the balance of cash and cash equivalents may be affected by changes in investment portfolio maturities, as well as actual cash disbursements to fund operations.

The Company’s cash is deposited in highly-rated financial institutions in the United States. The Company invests in U.S. government money market funds, high-grade, short-term commercial paper, corporate bonds and other U.S. government agency securities, which management believes are subject to minimal credit and market risk. The carrying values of the Company’s cash and cash equivalents approximate fair value due to their short term maturities.

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

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2016 and December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2016
Cash and cash equivalents:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	1,005	—	—	1,005
Total cash and cash equivalents	15,096	—	—	15,096

Marketable securities:
Corporate debt securities due within 1 year	8,246	6	—	8,252
Total marketable securities	8,246	6	—	8,252
Total cash, cash equivalents and marketable securities	$23,342	$6	$—	$23,348

December 31, 2015:
Cash and cash equivalents:
Cash and money market funds	$21,822	$—	$—	$21,822
Corporate debt securities	4,812	—	—	4,812
Total cash and cash equivalents	26,634	—	—	26,634

Marketable securities:
Corporate debt securities due within 1 year	$6,504	$—	$(3)	$6,501
Government agency securities due within 1 year	1,000	—	—	1,000
Total marketable securities	7,504	—	(3)	7,501
Total cash, cash equivalents and marketable securities	$34,138	$—	$(3)	$34,135

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

The Company’s accounts receivable primarily consists of amounts due to the Company from licensees and collaborators. As of December 31, 2016, the Company had approximately $1.0 million of accounts receivable outstanding, of which approximately $0.8 million was due from Biodesix pursuant to the Company’s collaboration arrangement for ficlatuzumab (refer to Note 4). The Company has not experienced any material losses related to accounts receivable from individual licensees or collaborators.

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

As of December 31, 2016, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate bonds and commercial paper. During the year ended December 31, 2016, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of December 31, 2016, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability.

The fair value of the Company’s loans payable at December 31, 2016 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	—	1,005	—	1,005
Total cash and cash equivalents	$14,091	$1,005	$—	$15,096

Marketable securities:
Corporate debt securities due within 1 year	—	$8,252	—	$8,252
Total marketable securities	$—	$8,252	$—	$8,252
Total cash, cash equivalents and marketable securities	$14,091	$9,257	$—	$23,348

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$4,593	$4,593
Total warrant liability	$—	$—	$4,593	$4,593

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$21,822	$—	$—	$21,822
Corporate debt securities	—	4,812		4,812
Total cash and cash equivalents	$21,822	$4,812	$—	$26,634

Marketable securities:
Corporate debt securities due within 1 year	$—	$6,501	$—	$6,501
Government agency securities due within 1 year	—	1,000	—	1,000
Total marketable securities	$—	$7,501	$—	$7,501
Total cash, cash equivalents and marketable securities	$21,822	$12,313	$—	$34,135

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. Depreciation expense for the years ended

December 31, 2016, 2015 and 2014 was $30 thousand, $9.6 million and $6.2 million, respectively. In September 2014, the Company entered into a Lease Termination Agreement (refer to Note 12). As a result, the Company revised the estimated useful life of its leasehold improvements related to this space, resulting in an increase in depreciation expense of approximately $2.4 million during the year ended December 31, 2014. In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company again revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $2.9 million of depreciation expense during the year ended December 31, 2015.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  The Company recognized $0, $0.2 million and $7.6 million of impairment losses during the years ended December 31, 2016, 2015 and 2014, respectively, primarily related to leasehold improvements.

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the years ended December 31, 2016, 2015 and 2014, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,
	2016	2015	2014
Outstanding stock options	4,858,678	4,796,005	5,817,313
Outstanding warrants	19,453,295	608,696	608,696
Unvested restricted stock	—	42,750	477,600
Total	24,311,973	5,447,451	6,903,609

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

The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which require the Company to make certain assumptions regarding the expected volatility its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. In 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla”

options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the years ended December 31, 2016, 2015 and 2014, the Company recorded the following stock-based compensation expense:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$293	$298	$899
General and administrative	706	765	1,909
Restructuring	—	69	—
Total stock-based compensation expense	$999	$1,132	$2,808

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2016 and 2015, the Company has $0.8 million and $1.0 million, respectively, of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, contract research accruals, measurement of the warrant liability and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) that will supersede nearly all existing revenue recognition guidance under US GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred by one year and will now be effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim periods beginning after December 15, 2016. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company anticipates adopting ASU 2014-09 using the modified retrospective method. The Company will adopt this standard on January 1, 2018 and is currently evaluating the effect this standard will have on its revenue recognition policies and its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and to provide related footnote disclosures even in circumstances where conditions are mitigated as a result of management’s plans. The Company has adopted this standard effective for the year ended December 31, 2016. The Company faces certain risks and uncertainties as further described in Note 1, “Organization,” that may continue to have an effect on the Company’s disclosures in future periods.

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

(4) Collaborations and License Agreements

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge Life Sciences Ltd. (“CANbridge”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico (the “CANbridge Licensed Territory”). Under the terms of the CANbridge Agreement, if the Company determines to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, the Company is obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. The effective date of the license agreement is March 16, 2016 (the “Effective Date”).

CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses previously incurred by the Company with respect to AV-203, $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities conducted by the Company prior to the Effective Date or (ii) twelve months from the Effective Date, and the remaining $0.5 million of which will be due to the Company on the earlier of (i) the date of validation by CANbridge of such manufacturing development activities or (ii) eighteen months from the Effective Date. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No milestone payments have been earned as of December 31, 2016.

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of AV-203 in the CANbridge Licensed Territory.

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

Activities under the CANbridge Agreement were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) to determine whether such activities represented a multiple element revenue arrangement. The CANbridge Agreement includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize AV-203 in the CANbridge Licensed Territory, (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of AV-203 and (iii) the Company’s obligation to participate on a joint steering committee during the proof-of-concept development period. The relative selling price of the Company’s joint steering committee participation had de minimis value. The Company determined that the delivered license and know-how did have stand-alone value from the undelivered element and have accounted for these items as separate deliverables. The Company allocated the upfront consideration of $1.0 million to the units of accounting and recognized the $1.0 million attributed to the delivered license and know-how as revenue during the year ended December 31, 2016.

The Company believes the regulatory milestones that may be achieved under the CANbridge Agreement are consistent with the definition of a milestone included in ASC 605-28, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

EUSA

In December 2015, the Company entered into a license agreement with EUSA Pharma (UK) Limited (“EUSA”) under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand (the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. EUSA filed an MAA with the EMA in February 2016 for tivozanib in the treatment of RCC. The application was validated in March 2016, confirming that the submission was complete and that the EMA would initiate its review process. In January 2017, EUSA received the Day 180 List of Outstanding Issues (LOI) from the Committee for Medicinal Products for Human Use (CHMP) of the EMA. The Day 180 LOI signifies that the MAA is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision.  EUSA has informed the Company that it expects to submit written responses to the Day 180 LOI in April 2017, and the EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP at its May 2017 meeting.

Under the license agreement, EUSA made a research and development funding payment to the Company of $2.5 million during the year ended December 31, 2015.  EUSA is required to make a further research and development funding payment of $4.0 million if the European Medicines Agency (the “EMA”) grants marketing approval for tivozanib for treatment of RCC. The Company is eligible to receive additional research funding from EUSA, including up to $20.0 million for the Company’s phase 3 study in third-line RCC if EUSA elects to utilize data generated by the study and up to $2.0 million for a phase 1 combination study with a checkpoint inhibitor if EUSA elects to utilize data generated by the study for regulatory or commercial purposes. The Company will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any non-research and development milestone and royalty payments received by the Company is due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) as a sublicensing fee under the license agreement between the Company and KHK dated as of December 21, 2006, pursuant to which the Company acquired exclusive rights to develop and commercialize tivozanib for all human diseases outside of Asia and the Middle East.   The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. With the exception of certain support to be provided by the Company in connection with the application for marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize the tivozanib in the EUSA Licensed Territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated upfront consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.4 million and $14 thousand as revenue during the years ended December 31, 2016 and 2015, respectively.

The Company believes the regulatory milestones that may be achieved under the EUSA agreement are consistent with the definition of a milestone included in ASC 605-28, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. No milestone payments have been earned as of December 31, 2016.

Novartis

In August 2015, the Company entered into a license agreement with Novartis. Under the license agreement, the Company has granted to Novartis the exclusive right to develop and commercialize worldwide the Company’s proprietary antibody AV-380 and related AVEO antibodies that bind to GDF15 for the treatment and prevention of diseases and other conditions in all indications in humans (the “Product”).

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also has acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. As of December 31, 2016, the Company was also eligible to receive up to $53.0 million in potential clinical and development milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan, and it is eligible to receive up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits.

Certain milestones achieved by Novartis or timelines associated with the development plan would trigger milestone payment obligations from the Company to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) under the Company’s amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products will be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally.

Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products. The Company has agreed that it will not directly or indirectly develop, manufacture or commercialize any GDF15 modulator as a human therapeutic during the term of the license agreement.

Activities under the agreement with Novartis were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Novartis includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive, worldwide license to develop and commercialize the Product; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of the Product; and (iii) the Company’s obligation to cooperate with Novartis’ requests for transition assistance during a 90-day period.  The Company determined that the option to purchase the Company’s existing inventory was a contingent deliverable.

The Company determined the delivered license and obligation to transfer technical knowledge and data have standalone value from the undelivered cooperation. The Company allocated upfront consideration of $15.0 million to the delivered license and technical knowledge and recognized this amount as revenue during the year ended December 31, 2015. The relative selling price of the undelivered cooperation had de minimis value.

The Company received a cash payment of $3.5 million related to the delivery of its inventory of clinical quality drug substance to Novartis during the three months ended March 31, 2016. No milestone payments have been earned as of December 31, 2016.

Pharmstandard

In August 2015, the Company entered into a license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant,” a company registered under the laws of the Russian Federation (“Pharmstandard”). Pharmstandard is a subsidiary of Pharmstandard OJSC. Under the license agreement, the Company granted to Pharmstandard the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States (the “Pharmstandard Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified the Company that due to economic and market changes in Russia it was exercising its right to terminate the license agreement effective September 9, 2016. Upon termination of the license agreement, the licenses to tivozanib granted to Pharmstandard were terminated, all product rights and regulatory documents were transferred to the Company and Pharmstandard is no longer responsible for the development and commercialization of tivozanib in the Pharmstandard Licensed Territories. Pharmstandard filed an application for marketing authorization in Russia for tivozanib for the treatment of renal cell carcinoma that was accepted by the Ministry of Health of the Russian Federation in February 2016. This application was withdrawn following Pharmstandard’s termination notice.

Activities under the agreement with Pharmstandard were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with Pharmstandard included the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the Pharmstandard Licensed Territories, (ii) the Company’s obligation to provide access, upon request, to all clinical data, regulatory filings, safety data and manufacturing data to Pharmstandard for use in the development and commercialization of tivozanib in the Pharmstandard Licensed Territories, (iii) the Company’s obligation to participate in certain development and commercialization planning meetings and (iv) the Company’s obligation to provide support for certain development, regulatory or manufacturing activities if requested by Pharmstandard.

The Company determined the delivered license did not have standalone value from the undelivered items and that the arrangement should be treated as a single unit of accounting. The Company allocated the upfront payment of $1.0 million to the bundled unit of accounting and was recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million was recognized. The Company recognized approximately $0.9 million and $61 thousand as revenue during the years ended December 31, 2016 and 2015, respectively.

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

Pursuant to this Option Agreement, the Company granted to Ophthotech an exclusive, royalty-free license or sublicense, as applicable, under intellectual property rights controlled by the Company solely to perform the research and development activities related to the use of tivozanib for the specific purposes outlined in the agreement during the option period. These activities included formulation work for ocular administration, preclinical research and the conduct of a phase 1/2a proof-of-concept clinical trial of a product containing tivozanib in patients with wet age-related macular degeneration (the “POC Study”).

Ophthotech paid the Company $0.5 million in consideration for the grant of the option. Such amount is non-refundable and not creditable against any other amounts due under the agreement.

Under the Option Agreement, the Company was entitled to receive, among other potential payments, a one-time milestone payment of $6.0 million on December 31, 2016; provided, however, that the milestone payment would not be payable if Ophthotech gave the Company a notice of termination of the Option Agreement within thirty (30) days after December 31, 2016. In January 2017, Ophthotech formally notified the Company that it is not going to be able to develop tivozanib and is exercising its right to terminate the Option Agreement effective April 3, 2017.

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

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is currently estimated to be through December 2017. The Company recorded approximately $0.1 million, $0.2 million and $38 thousand of revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.1 million will be recognized.

Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement with Biodesix (the “Biodesix Agreement”) to develop and commercialize ficlatuzumab, the Company’s HGF inhibitory antibody. Under the Biodesix Agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. Pursuant to a joint development plan, the Company retains primary responsibility for clinical development of ficlatuzumab. In September 2016, the Company and Biodesix announced the termination of a phase 2 proof-of-concept clinical study of ficlatuzumab in which VeriStrat® was used to select clinical trial subjects (the “FOCAL” trial).

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, the Company and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab.  Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial, on October 14, 2016 the Company and Biodesix amended the Biodesix Agreement. Under the amendment, the Company agreed to share 50% of the cost of the FOCAL trial from August 1, 2016 through its closeout. In return for bearing 50% of the FOCAL costs after August 1, 2016, the Company will be entitled to recover an agreed multiple of the additional costs borne by the Company out of any income Biodesix receives from the partnership in connection with the licensing or commercialization of ficlatuzumab.  Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to the Company’s right to be the lead commercialization party.

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

Activities under the Biodesix Agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The Biodesix Agreement includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; (ii) the Company’s obligation to participate in the joint steering committee; and (iii) the Company’s obligation to provide its existing supply of ficlatuzumab for development purposes. The Company concluded that any deliverables that would be delivered after the FOCAL trial is complete were contingent deliverables because these services are contingent upon the results of the FOCAL trial. As these deliverables were contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of December 31, 2016, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned in connection with the FOCAL trial, which consists of reimbursements from Biodesix for expenses related to the trial, as a reduction to research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $2.5 million, $3.5 million and $2.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.8 million and $1.1 million at December 31, 2016 and 2015, respectively. The Company received cash payments related to cost reimbursements of approximately $2.8 million and $4.2 million during the years ended December 31, 2016 and 2015, respectively.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expenses by $0.3 million, $0.7 million and $3.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. The net amount due to the Company from Astrellas pursuant to the cost-sharing provisions was $0.1 million at each of December 31, 2016 and 2015.

Under the agreement, the Company received cash payments related to reimbursable payments and milestone payments of $0.3 million, $1.5 million and $4.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the agreement, the Company recorded revenue of $38 thousand, $0.3 million and $14.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge. See “—CANbridge” herein for a further description of that arrangement.

In-License Agreements

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company and St. Vincent’s amended and restated the license agreement (the “Amended St. Vincent’s Agreement”). Under the Amended St. Vincent’s Agreement, the Company was required to make an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $18.9 million in connection with development and regulatory milestones and /or defined timelines under the Amended St. Vincent’s Agreement. Royalties for approved products resulting from the Amended St. Vincent’s Agreement will also be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally. Under the license agreement with Novartis, the Company is required to maintain the Amended St. Vincent’s Agreement in effect, and not enter into any amendment that would adversely affect Novartis’ rights during the term of the license agreement with Novartis.

During the year ended December 31, 2016, the Company made a $0.4 million milestone payment to St. Vincent’s related to the selection of a development candidate.

Kyowa Hakko Kirin (KHK)

In December 2006, the Company entered into a license agreement with KHK under which it obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers. Its exclusive license covers all territories in the world except for Asia and the Middle East, where KHK has retained the rights to tivozanib. Under the license agreement, the Company obtained exclusive rights in its territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. The Company and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the license agreement.

Under the license agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in its territory, including meeting certain specified diligence goals. Prior to the first anniversary of the first post-marketing approval sale of tivozanib in its territory, neither the Company nor any of its subsidiaries has the right to conduct certain clinical trials of, seek marketing approval for or commercialize any other cancer product that also works by inhibiting the activity of a VEGF receptor.

The Company has upfront, milestone and royalty payment obligations to KHK under the license agreement.  Upon entering into the license agreement with KHK, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KHK agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK if the Company files an NDA with the FDA following the completion of the TIVO-3 clinical trial.  If the Company obtains approval for tivozanib in the U.S., the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval.  If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK license relating to rights the Company retains.  The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations.  In accordance with the sublicensing provisions of the KHK agreement, in 2011 the Company made a $22.5 million payment to KHK related to the upfront license payment received under a collaboration and license agreement the Company entered into with Astellas Pharmaceuticals, Inc., the termination of which became effective on August 11, 2014.   If tivozanib is approved in the EU, the $4.0 million research and development reimbursement milestone that would be owed to the Company by EUSA would not be subject to a sublicense revenue payment to KHK, nor would a research and development reimbursement payment upon an election by EUSA to use the data generated from the TIVO-3 or TiNivo trials for regulatory or commercial purposes, which could be up to $20.0 million for the TIVO-3 data and up to $2.0 million TiNivo data.  The Company would, however, owe KHK 30% of other, non-R&D payments the Company may receive from EUSA pursuant to the EUSA agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties.

The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country.

The license agreement will remain in effect until the expiration of all of the Company’s royalty and sublicense revenue obligations to KHK, determined on a product-by-product and country-by-country basis, unless the Company elects to terminate the license agreement earlier. If the Company fails to meet its obligations under the agreement and is unable to cure such failure within specified time periods, KHK can terminate the agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KHK any intellectual property or other rights the Company may have in tivozanib, including its regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

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

Certain other research agreements require the Company to remit royalties in amounts ranging from 0.5% to 1.5% based on net sales of products utilizing the licensed technology. No expenses were incurred during the years ended December 31, 2016, 2015 and 2014. The Company has not paid any royalties to date.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Professional fees	$464	$573
Compensation and benefits	891	938
Restructuring	—	357
Other	176	272
Total	$1,531	$2,140

(6) Loans Payable

On May 28, 2010, the Company entered into the Loan Agreement with Hercules. The Loan Agreement was subsequently amended in March 2012 (the “2012 Amendment”), September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”). Amounts borrowed under the 2012 Amendment were repaid in full in 2015.

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

In connection with the 2014 Amendment, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share. The Company recorded the fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of December 31, 2016, none of these warrants have been exercised.

Pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. The Company is not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50. The 2016 Amendment includes a financial covenant that requires the Company to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s Phase 3 TIVO-3 trial. Because the Company was in compliance with the financial covenant at December 31, 2016, the Company has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 for the potential adverse consequences of not complying with the financial covenant in future periods.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, the Company may draw down an additional $5.0 million in funding upon the satisfaction of the following conditions: (i) achieving developmental progression satisfactory to Hercules on a minimum of two (2) clinical programs (other than the Phase 3 TIVO-3 trial) that are either managed directly by the Company or funded, in whole or in part, by the Company and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If the Company draws down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

In connection with the 2016 Amendment, the Company issued warrants to Hercules to purchase up to 1,202,117 shares of the Company’s common stock at an exercise price equal to $0.87 per share. The Company recorded the fair value of the warrants of approximately $0.7 million as a component of stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of December 31, 2016, none of these warrants have been exercised.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.0 million and $0.5 million as of December 31, 2016 and December 31, 2015, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (11.9% as of December 31, 2016).

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

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the Loan Agreement. The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of December 31, 2016, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the loan agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2016 are as follows (amounts in thousands):

Year Ending December 31:
2017	$4,386
2018	7,506
2019	7,159
19,051
Less amount representing interest	(3,361)
Less unamortized discount	(997)
Less deferred charges	(690)
Less loans payable current, net of discount	(2,124)
Loans payable, net of current portion and discount	$11,879

(7) Common Stock

As of December 31, 2016, the Company had 200,000,000 authorized shares of common stock, $0.001 par value, of which 75,862,946 shares were issued and outstanding.

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

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model, and the changes in the fair value at the time of each reporting date are recorded in the Statements of Operations. During the year ended December 31, 2016, as a result of the fair value adjustment of the warrant liability, the Company recorded a decrease in the fair value of the warrant liability of approximately $4.8 million in the Statements of Operations. As of December 31, 2016, none of the PIPE Warrants have been exercised.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016
Expected price volatility	76.25%	78.18%
Expected term (in years)	5.00	4.50
Risk-free interest rates	1.22%	1.93%
Stock price	$0.89	$0.54
Dividend yield	—	—

ATM Sales Agreement

In February 2015, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. (formerly MLV & Co. LLC) (“FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by the Company at any time.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of December 31, 2016, the Company has sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold during the year ended December 31, 2016.

Approximately $9.1 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013 and June 2014. The Plan provides for the grant of equity awards such as stock options and restricted stock. The Company has reserved 8,500,000 shares of common stock under the Plan. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of December 31, 2016, there were 2,746,513 shares available for future issuance under the Plan.

The following table summarizes stock option activity during the year ended December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,796,005	$3.78
Granted	1,781,134	$1.01
Exercised	(38,749)	$0.84
Forfeited	(1,679,712)	$5.17
Outstanding at December 31, 2016	4,858,678	$2.31	7.98	$—
Vested or expected to vest at December 31, 2016	3,043,129	$3.04	7.63	$—
Exercisable at December 31, 2016	2,327,806	$3.63	7.34	$—

Stock options to purchase 197,650 shares of common stock contain market conditions which were not deemed probable of vesting at December 31, 2016.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2016	2015	2014
Volatility factor	72.18% - 74.47%	73.04% - 78.70%	69.38% - 77.92%
Expected term (in years)	3.00 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.07% - 2.01%	1.54% - 1.93%	1.81% - 2.02%
Dividend yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, in 2014 and 2015, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $0.65, $0.75 and $1.15, respectively.

The Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which the Company estimates based upon actual historical forfeitures. The forfeiture estimates are recognized over the requisite service period of the awards on a straight-line basis. The Company estimated its forfeiture rate to be approximately 76%, 71% and 62% during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $0.8 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Company’s 2002 Stock Incentive Plan and 2010 Stock Incentive Plan (collectively, the “Plans”). The expense is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $6,000 and $58,000, respectively. No options were exercised during the year ended December 31, 2014.

Stock Incentive Plan—Restricted Stock

The Company periodically grants awards of restricted stock to employees. These awards typically vest upon completion of the requisite service period or upon achievement of specified performance targets.

The following table summarizes the restricted stock activity during the year ended December 31, 2016:

	Number of Shares	Weighted- Average Fair-Value
Unvested at January 1, 2016	42,750	$1.61
Granted	—	—
Vested/Released	(42,750)	1.61
Unvested at December 31, 2016	—	—

The fair value of restricted stock awards that vested was $0.1 million in each of the years ended December 31, 2016 and 2015, and $0.2 million for the year ended December 31, 2014.

Employee Stock Purchase Plan

In February 2010, the Board of Directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 250,000 shares of Common Stock, as amended in March 2013. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. The Company has reserved 764,000 shares of common stock under the ESPP. As of December 31, 2016, there were 307,282 shares available for future issuance under the ESPP.

Pursuant to the ESPP, the Company did not sell any shares of common stock during the year ended December 31, 2016.   For the year ended December 31, 2015, the Company sold a total of 7,138 shares of common stock at purchase prices of $0.75 and $1.07, respectively, which represent 85% of the closing price of the Company’s common stock on June 30, 2015 and December 31, 2015, respectively. For the year ended December 31, 2014, the Company sold a total of 139,032 shares of common stock at purchase prices of $1.53 and $0.71, respectively, which represent 85% of the closing price of the Company’s common stock on June 30, 2014 and December 31, 2014, respectively. The total stock-based compensation expense recorded as a result of the ESPP was approximately $2 thousand, $27 thousand and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(9) Commitments and Contingencies

Operating Leases

The Company leases office and has leased lab space and equipment under various operating lease agreements. Rent expense under the operating leases amounted to $0.6 million, ($9.1) million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2014, $3.1 million of rent expense is included within lease exit costs on the Company’s statement of operations. The net rent credit for the year ended December 31, 2015 was recorded within operating expenses and allocated to research and development and general and administrative expense based upon the use of the underlying facility space. Refer to the following paragraphs and Note 12 for further discussion of the net rent credit recognized in 2015.

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

In order to make the space usable for the Company’s operations, substantial improvements were made to the space. These improvements were planned, managed and carried out by the Company and the improvements were tailored to the Company’s needs. BMR agreed to reimburse the Company for up to $14.9 million of the improvements, and the Company bore all risks associated with any cost overruns that may be incurred. As such, the Company determined it was the owner of the improvements and, as such, the Company accounted for tenant improvement reimbursements from BMR as a lease incentive. The Company recorded a deferred lease incentive (included as a component of the deferred rent balance in the accompanying consolidated balance sheets) and the incentive was amortized as an offset to rent expense over the term of the lease. Rent expense, inclusive of the escalating rent payments, was recognized on a straight-line basis over the initial term of the lease agreement. Refer to Note 12 for further discussion regarding the termination of this lease. The Company recognized rent expense of approximately ($9.5) and $4.3 million related to the lease during the years ended December 31, 2015 and 2014, respectively. The expense recognized during the years ended December 31, 2015 and 2014 included the recognition of deferred rent credits totaling $10.6 million and $3.8 million, respectively, following the termination of the lease agreement.

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

Refer to Note 15 for further discussion of legal contingencies.

(10) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. For the year ended December 31, 2016 the Company recorded a $0.1 million tax provision for foreign withholding taxes in connection with the $1.0 million upfront payment by CANbridge under the collaboration and license agreement entered into in March 2016. For the years ended December 31, 2015 and 2014, the Company did not have any federal, state, or foreign income tax expense as it generated taxable losses in all filing jurisdictions.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.2%	5.3%	5.3%
Research and development credits	1.4%	2.0%	2.6%
Other permanent differences	6.1%	(2.0)%	(0.8)%
Foreign rate differential	(0.1)%	(0.1)%	—
Foreign withholding taxes	(0.4)%	—	—
SEC settlement liability	—	(9.1)%	—
Other	(6.6)%	(3.8)%	(5.7)%
Change in valuation allowance	(39.6)%	(26.3)%	(35.4)%
Total	—	—	—

Prior to 2011, the Company had incurred net operating losses from inception. At December 31, 2016, the Company had domestic federal, state, and UK net operating loss carryforwards of approximately $476.2 million, $366.9 million, and $6.7 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2024 through 2036 and the state loss carryforwards begin to expire in 2030 and continue through 2036. The foreign net operating loss carryforwards in the UK do not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $10.3 million and $4.2 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2023 through 2036 and the state credits expire beginning in 2019 through 2031. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
NOL carryforwards	$182,433	$170,200
Research and development credits	13,060	12,721
Deferred revenue	867	1,451
Other temporary differences	4,570	5,935
Valuation allowance	(200,930)	(190,307)
Total	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical losses. Accordingly, future favorable adjustments to the valuation allowance may be required, if and when circumstances change. The valuation allowance increased by $10.6 million, $3.9 million and $18.6 million during the years ended December 31, 2016, 2015, and 2014, respectively, primarily due to the generation of net operating loss carryforwards.

As of December 31, 2016, the Company had federal and state net operating losses of approximately $4.1 million related to excess tax deductions that have been excluded from the above table. The benefit of these net operating losses will be recognized as an increase in additional paid in capital when it results in a reduction of taxes payable.

The Company applies FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (codified within ASC 740, Income Taxes), for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.  A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2013 through 2016. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Amount established upon adoption	$1,200	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	—	—	—
Balance as of end of year	$1,200	$1,200	$1,200

(11) Strategic Restructuring

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2015	Restructuring expense incurred during the year ended December 31, 2016	Restructuring amounts paid during the year ended December 31, 2016	Restructuring amounts accrued at December 31, 2016

Employee severance, benefits and related costs.	$357	—	$(357)	—

	Restructuring amounts accrued at December 31, 2014	Restructuring expense incurred during the year ended December 31, 2015	Restructuring amounts paid during the year ended December 31, 2015	Restructuring amounts accrued at December 31, 2015

Employee severance, benefits and related costs.	$—	3,560	$(3,203)	$357

(12) Facility Lease Exit

On May 9, 2012, the Company entered into a lease agreement with BMR-650 E KENDALL B LLC (“BMR”), under which the Company agreed to lease 126,065 square feet of space located at 650 East Kendall Street, Cambridge, Massachusetts to be used for office, research and laboratory space. The initial term of the lease agreement was approximately twelve years and seven months (the “initial term”). The Company had determined that the lease should be classified as an operating lease.

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

In September 2014, the Company entered into the Lease Termination Agreement pursuant to which the Company immediately surrendered leased space at 650 East Kendall Street in Cambridge, Massachusetts that it had previously ceased using earlier in 2014. In connection with the Lease Termination Agreement, the Company agreed to pay the landlord a termination fee totaling $15.6 million. The Company also agreed to surrender its remaining leased space upon 90 days written notice prior to September 24, 2015. In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $2.9 million of depreciation expense during the six months ended June 30, 2015. Similarly, the Company accelerated the amortization of its deferred rent and leasehold improvement allowance associated with this office space through May 2015, resulting in an additional $3.5 million of amortization during the six months ended June 30, 2015. Upon the surrender of the remaining space, the Company had no further rights or obligations with respect to the lease. The Company secured office space appropriate for its current needs under a cancellable arrangement that began in May 2015. The Company recognized rent expense of approximately ($9.5) million and $4.3 million related to the lease during the years ended December 31, 2015 and 2014, respectively. The net rent credit for the year ended December 31, 2015 and December 31, 2014 were recorded within operating expenses and allocated to research and development and general and administrative expense based upon the use of the underlying facility space. The expense recognized during the years ended December 31, 2015 and 2014 include the recognition of deferred rent credits totaling $10.6 million and $3.8 million, respectively, following the termination of the lease agreement.

The following table summarizes the components of the Company’s lease exit activity recorded in current liabilities at December 31, 2015:

	Lease Exit amounts accrued at December 31, 2014	Accretion Expense incurred during the year ended December 31, 2015	Amounts paid during the year ended December 31, 2015	Additional expense incurred during the year ended December 31, 2015	Amounts accrued at December 31, 2015

Lease exit costs	$4,981	224	$(5,477)	$272	$—

No costs were incurred during the year ended December 31, 2016.

(13) Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.1 million for each of the years ended December 31, 2016, 2015 and 2014.

(14) Quarterly Results (Unaudited)

	Three Month Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, expect per share data)
	(unaudited)
Collaboration and licensing revenue	$1,203	$193	$992	$127
Operating expenses	8,435	7,335	6,585	9,553
Loss from operations	(7,232)	(7,142)	(5,593)	(9,426)
Change in fair value warranty liability	—	(996)	1,178	4,569
Other expense, net	(378)	(468)	(551)	(748)
Net loss	$(7,710)	$(8,606)	$(4,966)	$(5,605)
Net loss per share	$(0.13)	$(0.13)	$(0.07)	$(0.07)

	Three Month Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, expect per share data)
	(unaudited)
Collaboration and licensing revenue	$134	$134	$15,158	$3,598
Restructuring and lease exit	4,333	25	—	—
Operating expenses	5,950	4,730	6,691	9,721
(Loss) income from operations	(10,149)	(4,621)	8,467	(6,123)
Other expense, net	(725)	(835)	(553)	(462)
Net (loss) income	$(10,874)	$(5,456)	$7,914	$(6,585)
Net (loss) income per share	$(0.21)	$(0.10)	$0.14	$(0.11)

(15) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of the Company’s former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant.  The Company moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which the Company has opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of its former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for its TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties have initiated discovery. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts (the “Court”), Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The lawsuit seeks, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in its favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which the Company opposed, and which the Court denied on June 30, 2015. The plaintiff has appealed the Court’s decision to the United States Court of Appeals for the First Circuit. The parties have reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. The plaintiff is seeking an award of attorney’s fees, costs, and expenses in the amount of $822,116, as well as an incentive award of $2,500, both of which the Company expects will be paid by insurance in the amount ordered by the Court. On September 16, 2016, the Court granted preliminary approval to the proposed settlement. On December 19, 2016, the Court held a final settlement hearing on the terms of the proposed settlement and to consider the award of fees to the plaintiff’s attorneys. No objections to the settlement were filed with the Court or raised at the hearing. At the hearing, the Court indicated orally that the settlement will be approved, and heard argument regarding the size of plaintiff’s potential attorney’s fee award. A formal approval order has not yet entered and the Court has not ruled on the final amount of fees for the plaintiff’s attorneys (which, as stated above, are expected to be paid by insurance). Until a formal approval order has been entered, there can be no complete assurance that the Court will approve the settlement.

On July 3, 2013, the staff (the “SEC Staff”) of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the Commission filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the Commission a $4.0 million civil penalty to settle the Commission’s claims against it. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. The Commission’s action against the Company’s three former officers is still pending. The Company is not a party to any litigation or discussions between the SEC Staff and the former officers, and the Company can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the existence of the material weakness in our internal control over financial reporting referenced below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework).

Based on our assessment, the Company’s management identified the following material weakness in internal control over financial reporting:

This material weakness related to the failure during 2016 to regularly reconcile the U.K. bank account held by our U.K. subsidiary, Aveo Pharma Limited, that was established to support prior European operations that existed in 2012 to 2013 and had not yet been repatriated. As a result, the Company’s internal controls did not detect on a timely basis that, in October 2016, the bank closed this account due to inactivity. At our request, the bank has subsequently remitted the funds to our bank account in the U.S. The account balance at the time the account was closed represented approximately 3% of our total cash, cash equivalents and marketable securities as of December 31, 2016.

Although no misappropriation of funds occurred, the control deficiency created the possibility that a misappropriation of funds and/or a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis.

Accordingly, this control deficiency was considered to represent a material weakness and, as a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Control activities related to all other cash and cash investment accounts were operating effectively throughout the year ended December 31, 2016. Our consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP. The control deficiency described above did not result in any misstatements in the consolidated financial statements

We are committed to remediating the control deficiency that resulted in this material weakness. Certain remediation efforts have been deemed to have occurred as the account has been closed and the funds have been remitted to our bank account in the U.S. However, we continue to evaluate additional controls and procedures that we may design and put in place to address the material weakness.

Any actions we take or may take to remediate the material weakness are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you, in any way, that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of

AVEO Pharmaceuticals, Inc.

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AVEO Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on AVEO Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the failure to reconcile a bank account on a regular basis and the resulting failure to detect on a timely basis that the account had been closed by the bank due to inactivity. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AVEO Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 22, 2017, which expressed an unqualified opinion on those financial statements that included an explanatory paragraph regarding AVEO Pharmaceuticals, Inc.’s ability to continue as a going concern.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AVEO Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 22, 2017

Changes in Internal Control Over Financial Reporting

Other than as described in this Item 9A, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss) Income

Consolidated Statements of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: March 22, 2017	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bailey	President, Chief Executive Officer and Director	March 22, 2017
Michael Bailey	Principal Executive Officer

/s/ Keith S. Ehrlich	Chief Financial Officer	March 22, 2017
Keith S. Ehrlich	Principal Financial and Accounting Officer

/s/ Kenneth M. Bate	Director	March 22,2017
Kenneth M. Bate

/s/ Anthony B. Evnin	Director	March 22, 2017
Anthony B. Evnin

/s/ Henri Termeer	Director	March 22, 2017
Henri Termeer

/s/ Robert C. Young	Director	March 22, 2017
Robert C. Young

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	001-34655	06/03/2015	3.1

3.3	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	Amended and Restated 2010 Stock Incentive Plan, as amended	8-K	001-34655	06/23/2014	99.1

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8
10.10	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17
10.11	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2
10.12	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1
10.13	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.14	Transition and Separation Agreement, dated as of January 6, 2015, by and between the Registrant and Tuan Ha-Ngoc	10-Q	001-34655	05/07/2015	10.3
10.15	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4
10.16	Severance and Change in Control Agreement, dated as of December 11, 2009, by and between the Registrant and Tuan Ha-Ngoc	S-1	333-163778	12/16/2009	10.10

10.17	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.18	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

10.19	Offer Letter by and between the Registrant and Keith Ehrlich, dated April 21, 2015	10-K	001-34655	03/15/2016	10.19

	Material Contracts—Financing Agreements

10.20	Loan and Security Agreement, dated May 28, 2010, by and among the Company, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	06/04/2010	10.1

10.21	Amendment No. 1 to Loan and Security Agreement, dated December 21, 2011, by and among the Company, Hercules Technology II, L.P. and Hercules Technology III, L.P.	10-K	001-34655	03/30/2012	10.25

10.22	Amendment No. 2 to Loan and Security Agreement, dated March 31, 2012, by and among the Company, Hercules Technology II, L.P. and Hercules Technology III, L.P.	8-K	001-34655	04/04/2012	10.1

10.23	Amendment No. 3 to Loan and Security Agreement, dated September 24, 2014, by and among the Company, Hercules Technology Growth Capital, Inc., Hercules Capital Funding Trust 2012-1 and Hercules Technology III, L.P.	10-Q	001-34655	11/05/2014	10.1

10.24	Warrant, dated as of September 24, 2014, issued by the Registrant to Hercules Technology II, L.P. and Hercules Technology III, L.P.	10-Q	001-34655	11/05/2014	10.2

10.25	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.26	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.27	Warrant Agreement, dated May 13, 2016, by and between the Company and Hercules Capital, Inc.	8-K	001-34655	05/13/2016	10.5

10.28	Amendment No. 4 to Loan and Security Agreement, dated May 13, 2016, by and among the Company and the Lenders party thereto	10-Q	001-34655	08/04/2016	10.4

	Material Contracts—License and Strategic Partnership Agreements

10.29†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.30†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.31†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-Q	001-34655	05/07/2014	10.1

10.32†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.33	ATM Sales Agreement, dated February 27, 2015 by and between the Company and MLV & Co. LLC	8-K	001-34655	2/27/2015	1.1

10.34	Amendment No. 1 to ATM Sales Agreement, dated May 7, 2015 by and between the Registration and MLV & Co. LLC	10-Q	001-34655	05/07/2015	10.6

10.35†	License Agreement, dated August 13, 2015, by and between the Registrant and Novartis International Pharmaceutical Ltd.	10-Q	001-34655	11/09/2015	10.2

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.36†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.37†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

10.38†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1

10.39†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

Additional Exhibits

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.