Form 10-Q
period 2017-03-31
AVEO PHARMACEUTICALS INC
filed 2017-05-04
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 28, 2017: 110,362,946

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,411	$15,096
Marketable securities	—	8,252
Accounts receivable	676	1,027
Clinical trial retainers	1,702	1,702
Other prepaid expenses and other current assets	110	238

Total current assets	35,899	26,315
Clinical trial retainers	659	940
Other assets	26	30

Total assets	$36,584	$27,285

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,277	$2,186
Accrued clinical trial costs and contract research	5,144	3,998
Other accrued liabilities	1,268	1,531
Loans payable, net of discount	3,539	2,124
Deferred revenue	481	510
Other liabilities	540	—

Total current liabilities	14,249	10,349
Loans payable, net of current portion and discount	10,599	11,879
Deferred revenue	1,598	1,697
Warrant liability (Note 7)	5,077	4,593
Other liabilities	150	690

Total liabilities	31,673	29,208

Stockholders’ equity (deficit):
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: 200,000 shares authorized at March 31, 2017 and December 31, 2016; 110,363 and 75,863 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	110	76
Additional paid-in capital	535,584	519,911
Accumulated other comprehensive income	1	6
Accumulated deficit	(530,784)	(521,916)

Total stockholders’ equity (deficit)	4,911	(1,923)

Total liabilities and stockholders’ equity (deficit)	$36,584	$27,285

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Collaboration and licensing revenue	$2,532	$1,203
Operating expenses:
Research and development	7,956	5,972
General and administrative	2,331	2,463

	10,287	8,435
Loss from operations	(7,755)	(7,232)
Other expense, net:
Interest expense, net	(551)	(369)
Change in fair value of warrant liability	(484)	—
Other expense	—	(9)

Other expense, net	(1,035)	(378)

Loss before provision for income taxes	(8,790)	(7,610)
Provision for income taxes	(50)	(100)

Net loss	$(8,840)	$(7,710)

Net loss per share — basic and diluted	$(0.12)	$(0.13)
Weighted average number of common shares outstanding	76,246	58,166

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(8,840)	$(7,710)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(5)	5

Comprehensive loss	$(8,845)	$(7,705)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(8,840)	$(7,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5
Stock-based compensation	207	390
Non-cash interest expense	134	86
Non-cash change in fair value of warrant liability	484	—
Amortization of premium and discount on investments	(3)	3
Changes in operating assets and liabilities:
Settlement liability	—	(4,000)
Accounts receivable	351	2,905
Prepaid expenses and other current assets	128	492
Other noncurrent assets	285	19
Accounts payable	1,091	(1,085)
Accrued contract research	1,146	(660)
Other accrued liabilities	(263)	(603)
Deferred revenue	(128)	(203)
Other liabilities	—	42

Net cash used in operating activities	(5,408)	(10,319)
Investing activities
Purchases of marketable securities	—	(5,746)
Proceeds from maturities and sales of marketable securities	8,252	7,500

Net cash provided by investing activities	8,252	1,754
Financing activities
Proceeds from issuance of common stock, net of issuance costs	12,261	—
Proceeds from issuance of common stock to related parties	3,210	—
Proceeds from issuance of stock for stock-based compensation arrangements	—	2
Debt issuance costs	—	(15)

Net cash provided by (used in) financing activities	15,471	(13)

Net increase (decrease) in cash and cash equivalents	18,315	(8,578)

Cash and cash equivalents at beginning of period	15,096	26,634

Cash and cash equivalents at end of period	$33,411	$18,056

Supplemental cash flow information
Cash paid for interest	$446	$301

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. The Company’s proprietary platform has delivered unique insights into cancer and related diseases. The Company’s strategy is to leverage these biomarker insights and partner resources to advance the development of its clinical pipeline. The Company is focused on developing its lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC. In addition, the Company has entered into partnerships to fund the further development and commercialization of its pre-clinical and clinical stage assets, including AV-380, ficlatuzumab, AV-203, and tivozanib for oncology indications outside of North America. The Company is currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of March 31, 2017, the Company had cash and cash equivalents totaling approximately $33.4 million, working capital of $21.7 million and an accumulated deficit of $530.8 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the risk that it is unable to maintain compliance with its financial covenant pursuant to its loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”), which requires the Company to maintain unrestricted cash (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that are satisfactory to Hercules. Non-compliance with the financial covenant would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge. Refer to Note 6 “Loans Payable” for a further description of the Company’s Loan Agreement.

On March 31, 2017, the Company closed an underwritten public offering of 34,500,000 shares of its common stock, including the exercise in full by the underwriter of its option to purchase 4,500,000 shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. The net offering proceeds to the Company were approximately $15.5 million after deducting underwriting discounts and estimated offering expenses payable by the Company. Refer to Note 7.

Based upon the Company’s approximate $33.4 million in existing cash and cash equivalents as of March 31, 2017, the Company does not have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Furthermore, in order to maintain compliance with the financial covenant under its Loan Agreement with Hercules, the Company will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

Management’s plans to alleviate these conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following options to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Raise funding through the possible additional sales of the Company’s common stock, including public or private equity financings.

•	Raise funding through the possible sales of the Company’s common stock under the at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. (formerly MLV & Co. LLC) (“FBR”), as discussed in Note 7.

•	Raise an additional $5.0 million in loan funding under the Company’s Loan Agreement with Hercules, which can occur only if certain specified conditions are met, as fully described in Note 6 “Loans Payable.”

•	Continue to seek a partner to advance development of the AV-353 platform for the potential treatment of PAH.

•	Earn milestone payments pursuant to the collaboration and license agreements described in Note 4 or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to support the Company’s operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q, nor to maintain compliance with the financial covenant with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-14”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This standard was adopted by the Company at December 31, 2016.

Generally, under the new accounting standard, management’s plans must be approved before the date the financial statements are issued to be considered probable of being effectively implemented. Under the new accounting standard, the future receipt of potential funding from the Company’s collaborators and other resources is not considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $33.4 million in cash and cash equivalents at March 31, 2017 would allow it to fund its planned operations into the second quarter of 2018. This estimate assumes no receipt of milestone payments from its partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings, no accelerated repayment of its term loan and no further sales of equity under its Sales Agreement with FBR. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2016 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2017.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to separately present clinical trial retainers from other prepaid expenses and other current assets, and other non-current assets, and accrued clinical trial costs and contract research from other accrued liabilities on the consolidated balance sheets and to present interest expense net of interest income on the consolidated statements of operations. There was no impact on total assets, total liabilities, total other expenses or net income (loss) resulting from these reclassifications.

The Company’s significant accounting polices related to revenue recognition and stock-based compensation are fully described in Note 3, “Significant Accounting Policies”, in the 2016 annual report on Form10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of pre-clinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. Refer to Note 4 Collaborations and License Agreements regarding the specific application of the Company’s revenue recognition policies.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of March 31, 2017, none of the PIPE Warrants have been exercised. Refer to Note 7, “Common Stock - Private Placement / PIPE Warrants” for further discussion of the private placement financing.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. During the three months ended March 31, 2017, the Company recorded an approximate $0.5 million non-cash loss in its Statement of Operations attributable to the increase in the fair value of the warrant liability that resulted from a higher stock price as of March 31, 2017 in comparison to the stock price as of December 31, 2016.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2017 (in thousands):

Fair value at January 1, 2017	$4,593
Change in fair value	484

Fair value at March 31, 2017	$5,077

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	March 31, 2017
Expected price volatility	76.25%	78.18%	79.01%
Expected term (in years)	5.00	4.50	4.25
Risk-free interest rates	1.22%	1.93%	1.72%
Stock price	$0.89	$0.54	$0.59
Dividend yield	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
Cash and cash equivalents:
Cash and money market funds	$30,659	$—	$—	$30,659
Corporate debt securities	2,752	—	—	2,752

Total cash and cash equivalents	$33,411	$—	$—	$33,411

December 31, 2016:
Cash and cash equivalents:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	1,005	—	—	1,005

Total cash and cash equivalents	15,096	—	—	15,096

Marketable securities:
Corporate debt securities due within 1 year	$8,246	$6	$—	$8,252

Total marketable securities	8,246	6	—	8,252

Total cash, cash equivalents and marketable securities	$23,342	$6	$—	$23,348

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

The Company’s accounts receivable primarily consists of amounts due to the Company from licensees and collaborators. As of March 31, 2017, the Company had approximately $0.7 million of accounts receivable outstanding, of which approximately $0.5 million was due from Biodesix pursuant to the Company’s collaboration arrangement for ficlatuzumab. Refer to Note 4 “Collaborations and License Agreements” for further discussion of the agreement with Biodesix. The Company has not experienced any material losses related to accounts receivable from individual licensees or collaborators.

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

As of March 31, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper. During the three months ended March 31, 2017, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of March 31, 2017, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability.

The fair value of the Company’s loans payable at March 31, 2017 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$30,659	$—	$—	$30,659
Corporate debt securities	—	2,752	—	2,752

Total cash and cash equivalents	$30,659	$2,752	$—	$33,411

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$5,077	$5,077

Total warrant liability	$—	$—	$5,077	$5,077

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	—	1,005	—	1,005

Total cash and cash equivalents	$14,091	$1,005	$—	$15,096

Marketable securities:
Corporate debt securities due within 1 year	—	$8,252	—	$8,252

Total marketable securities	$—	$8,252	$—	$8,252

Total cash, cash equivalents and marketable securities	$14,091	$9,257	$—	$23,348

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$4,593	$4,593

Total warrant liability	$—	$—	$4,593	$4,593

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months ended March 31, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Outstanding at March 31,
	2017	2016
Options outstanding	6,825	5,584
Warrants outstanding	19,453	609

	26,278	6,193

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

The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which requires the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. Refer to Note 8 “Stock Based-Compensation” for a further discussion.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months ended March 31, 2017 and 2016, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$52	$125
General and administrative	155	265

	$207	$390

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted.. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2017, the Company is forecasting a net loss for the year ended December 31, 2017. The Company maintains a full valuation allowance on all deferred tax assets. For the three months ended March 31, 2017, the Company recorded a $50 thousand provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment in the United States. As of March 31, 2017, the Company has no net assets located outside of the United States.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) that will supersede nearly all existing revenue recognition guidance under US GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred by one year and will now be effective for annual and interim periods beginning after December 15, 2017. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt ASU 2014-09 on January 1, 2018 and anticipates using the modified retrospective method. The Company is currently evaluating the effect this standard will have on its financial statements and disclosures, as well as identifying any appropriate changes to its revenue recognition policies and internal controls. The Company currently anticipates completing this evaluation by the end of the third quarter in 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard revised the accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of ASU 2016-09 did not have a material impact in the Company’s financial statements.

(4) Collaborations and License Agreements

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge Life Sciences Ltd. (“CANbridge”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico (the “CANbridge Licensed Territory”). The effective date of the CANbridge Agreement is March 16, 2016 (the “Effective Date”).

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses incurred by the Company prior to the Effective Date with respect to AV-203. CANbridge paid the Company the first $0.5 million, net of withholding taxes, of this manufacturing reimbursement in March 2017. The second $0.5 million will be due to the

Company on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities or (ii) September 16, 2017, eighteen months from the Effective Date. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of March 31, 2017.

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

Activities under the CANbridge Agreement were evaluated under ASC 605-25 Revenue Recognition—Multiple Element Arrangements (“ASC 605-25”) to determine whether such activities represented a multiple element revenue arrangement. The CANbridge Agreement includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize AV-203 in the CANbridge Licensed Territory, (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of AV-203 and (iii) the Company’s obligation to participate on a joint steering committee during the proof-of-concept development period. The relative selling price of the Company’s joint steering committee participation had de minimis value. The Company determined that the delivered license and know-how did have stand-alone value from the undelivered element and have accounted for these items as separate deliverables. The Company allocated the upfront consideration of $1.0 million to the units of accounting and recognized the $1.0 million attributed to the delivered license and know how as revenue during the year ended December 31, 2016.

The Company believes the development and regulatory milestones that may be achieved under the CANbridge Agreement are consistent with the definition of a milestone included in ASC 605-28, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

The Company recognized the $0.5 million payment by CANbridge in March 2017 for the cost reimbursement related to the validation of certain manufacturing development activities conducted by the Company prior to the Effective Date as revenue during the three months ended March 31, 2017 as the amount is fixed and determinable and non-refundable. In addition, the Company has no further performance obligations.

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

Under the license agreement, EUSA made a research and development funding payment to the Company of $2.5 million during the year ended December 31, 2015. EUSA is required to make an additional research and development funding payment of $4.0 million if the European Medicines Agency (the “EMA”) grants marketing approval for tivozanib for treatment of RCC. The Company is eligible to receive additional research funding from EUSA of fifty percent (50%) of the total costs for its clinical trials for which EUSA elects to utilize the trial data for regulatory or commercial purposes, including up to $20.0 million for the Company’s TIVO-3 phase 3 study in third-line RCC, and up to $2.0 million for the data generated from the Company’s TiNivo phase 1 combination study with a checkpoint inhibitor. The Company will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any non-research and development milestone and royalty payments received by the Company is due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) as a sublicensing fee.    The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

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

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize the tivozanib in the EUSA Licensed Territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated upfront consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.1 million as revenue during each of the three months ended March 31, 2017 and 2016.

The Company believes the regulatory milestones that may be achieved under the EUSA agreement are consistent with the definition of a milestone included in ASC 605-28, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. No milestone payments have been earned as of March 31, 2017.

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

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also has acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. As of March 31, 2017, the Company was also eligible to receive up to $51.2 million in potential clinical and development milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan, and it is eligible to receive up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits.

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

In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations to the Company under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to the Company by $1.8 million plus accrued interest. The Company recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount is fixed and determinable and non-refundable, and the Company does not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to the Company under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

Pharmstandard

In August 2015, the Company entered into a license agreement with JSC “Pharmstandard-Ufimskiy Vitamin Plant,” a company registered under the laws of the Russian Federation (“Pharmstandard”). Pharmstandard is a subsidiary of Pharmstandard OJSC. Under the license agreement, the Company granted to Pharmstandard the right to develop, manufacture and commercialize tivozanib in the territories of Russia, Ukraine and the Commonwealth of Independent States for all diseases and conditions in humans, excluding non-oncologic ocular conditions.

In June 2016, following unsuccessful efforts to renegotiate certain terms of the Pharmstandard license agreement, Pharmstandard notified the Company that due to economic and market changes in Russia it was exercising its right to terminate the license agreement effective September 9, 2016.

Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million was recognized. The Company recognized approximately $0 and $38 thousand as revenue during the three months ended March 31, 2017 and 2016, respectively.

Ophthotech

In November 2014 the Company entered into a research and exclusive option agreement (the “Option Agreement”), with Ophthotech Corporation (“Ophthotech”) pursuant to which the Company provided Ophthotech an exclusive option to enter into a definitive license agreement whereby the Company would grant Ophthotech the right to develop and commercialize tivozanib outside of Asia and the Middle East for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans. Ophthotech paid the Company $0.5 million in consideration for the grant of the option. In January 2017, Ophthotech formally notified the Company that it would not be able to develop tivozanib and was exercising its right to terminate the Option Agreement effective April 3, 2017.

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and is recording the deferred revenue over the Company’s period of performance, which is currently estimated to be through December 2017. The Company recorded approximately $28 thousand of revenue during each of the three months ended March 31, 2017 and 2016. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.1 million will be recognized.

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

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, the Company and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial, on October 14, 2016 the Company and Biodesix amended the Biodesix Agreement. Under the amendment, the Company agreed to share 50% of the shutdown costs for the FOCAL trial after August 1, 2016. In return for bearing these shutdown costs, the Company will be entitled to recover an agreed multiple of the additional costs borne by the Company out of any income Biodesix receives from the partnership in connection with the licensing or commercialization of ficlatuzumab. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

In addition, the Company and Biodesix are funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck and ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia.

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

Activities under the Biodesix Agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The Biodesix Agreement includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; (ii) the Company’s obligation to participate in the joint steering committee; and (iii) the Company’s obligation to provide its existing supply of ficlatuzumab for development purposes. The Company concluded that any deliverables that would be delivered after the FOCAL trial is complete were contingent deliverables because these services are contingent upon the results of the FOCAL trial. As these deliverables were contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of March 31, 2017, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned in connection with the FOCAL trial and investigator-sponsored trials, which consist of reimbursements from Biodesix for expenses related to these trials, as a reduction to research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.3 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.5 million as of March 31, 2017, which is expected to be paid in the second quarter of 2017.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expenses by $26 thousand and $(0.2) million during the three months ended March 31, 2017 and 2016, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.1 million at March 31, 2017.

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

In March 2014, the Company and Biogen amended the exclusive option and license agreement (the “Amendment”). Pursuant to the Amendment, Biogen agreed to the termination of its rights and obligations under the agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any.

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

Under the agreement, the Company recorded revenue of $0 and $38 thousand during the three months ended March 31, 2017 and 2016, respectively.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company and St. Vincent’s amended and restated the license agreement (the “Amended St. Vincent’s Agreement”). Under the Amended St. Vincent’s Agreement, the Company was required to make an upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $16.7 million in connection with development and regulatory milestones and /or defined timelines under the Amended St. Vincent’s Agreement. Royalties for approved products resulting from the Amended St. Vincent’s Agreement will also be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally. Under the license agreement with Novartis, the Company is required to maintain the Amended St. Vincent’s Agreement in effect, and not enter into any amendment that would adversely affect Novartis’ rights during the term of the license agreement with Novartis.

During the three months ended March 31, 2016, the Company recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

During the three months ended March 31, 2017, the Company recognized $1.8 million in research and development expense in connection with a time-based milestone obligation due to St. Vincent’s.

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

Under the license agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in its territory. Prior to the first anniversary of the first post-marketing approval sale of tivozanib in its territory, neither the Company nor any of its subsidiaries has the right to conduct certain clinical trials of, seek marketing approval for or commercialize any other cancer product that also works by inhibiting the activity of a VEGF receptor.

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

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK license relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development funding or equity investments, subject to certain limitations. If tivozanib is approved in the EU, the $4.0 million research and development reimbursement payment that would be owed to the Company by EUSA would not be subject to a sublicense revenue payment to KHK, nor would a research and development reimbursement payment of fifty percent (50%) of the related trial costs upon an election by EUSA to use the data generated from the TIVO-3 or TiNivo trials for regulatory or commercial purposes, which could be up to $20.0 million for the TIVO-3 data and up to $2.0 million TiNivo data. The Company would, however, owe KHK 30% of other, non-R&D payments the Company may receive from EUSA pursuant to the EUSA agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Professional fees	$657	$464
Compensation and benefits	436	891
Other	175	176

Total	$1,268	$1,531

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

In connection with the 2014 Amendment, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share. The Company recorded the fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of March 31, 2017 none of these warrants have been exercised.

Pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. The Company is not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50. The 2016 Amendment includes a financial covenant that requires the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that are satisfactory to Hercules. Because the Company was in compliance with the financial covenant at March 31, 2017, the Company has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 for the potential adverse consequences of not complying with the financial covenant in future periods.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, the Company may draw down an additional $5.0 million in funding upon confirmation by Hercules, in its reasonable discretion, that the Company has achieved the following conditions: (i) satisfactory developmental progression on a minimum of two (2) clinical programs (other than the TIVO-3 trial) that are either managed directly by the Company or funded, in whole or in part, by the Company and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If the Company draws down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

In April 2017, following the closing of the Company’s underwritten public offering on March 31, 2017, the Company initiated discussions with Hercules to request the additional $5.0 million in loan funding and the six-month deferral of principal payments. The Company is in discussions with Hercules regarding whether the Company has met condition (i) above, as well as regarding potential amendments to the conditions, including amendments that would extend the time period by which the Company may request and is required to satisfy the conditions for the additional loan funding and/or principal payment deferral. However, there is no assurance the Company’s discussions with Hercules will result in Hercules agreeing to permit the Company to draw down the additional $5.0 million in loan funding or defer principal.

In connection with the 2016 Amendment, the Company issued warrants to Hercules to purchase up to 1,202,117 shares of the Company’s common stock at an exercise price equal to $0.87 per share. The Company recorded the fair value of the warrants of approximately $0.7 million as a component of stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of March 31, 2017, none of these warrants have been exercised.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.9 million and $1.0 million as of March 31, 2017 and December 31, 2016, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (11.9% as of March 31, 2017).

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

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the Loan Agreement. The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of March 31, 2017, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2017 are as follows (amounts in thousands):

Year Ending December 31:
2017 (remaining 9 months)	$3,939
2018	7,506
2019	7,159

18,604
Less amount representing interest	(2,914)
Less unamortized discount	(862)
Less deferred charges	(690)
Less loans payable current, net of discount	(3,539)

Loans payable, net of current portion and discount	$10,599

(7) Common Stock

Public Offering

On March 31, 2017, the Company closed an underwritten public offering of 34,500,000 shares of its common stock, including the exercise in full by the underwriter of its option to purchase 4,500,000 shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of the Company’s executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates, a greater than 5% stockholder of the Company, purchased 6,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $15.5 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company sold these shares pursuant to the 2015 Shelf (as defined below).

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of March 31, 2017, none of the PIPE Warrants have been exercised.

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

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. As of March 31, 2017, the Company has sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold pursuant to the Sales Agreement since August 2015.

Approximately $9.1 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013 and June 2014. The Plan provides for the grant of equity awards such as stock options and restricted stock. The Company has reserved 8,500,000 shares of common stock under the Plan. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of March 31, 2017, there were 780,499 shares available for future issuance under the Plan.

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,858,678	$2.31
Granted	1,992,214	$0.60
Exercised	—	$—
Forfeited	(26,200)	$1.04

Outstanding at March 31, 2017	6,824,692	$1.82	8.18	$—

Exercisable at March 31, 2017	2,630,664	$3.33	7.26	$—

Stock options to purchase 197,650 shares of common stock contain market conditions, which were not deemed probable of vesting at March 31, 2017.

Stock options to purchase 662,034 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at March 31, 2017.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended March 31,
	2017	2016
Volatility factor	71.82% - 72.16%	73.79% - 73.91%
Expected term (in years)	6.25	6.25
Risk-free interest rates	1.98% - 2.10%	1.38%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In July 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to July 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $0.39 and $0.71, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, the Company included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which the Company estimated based upon actual historical forfeitures. The forfeiture estimates were recognized over the requisite service period of the awards on a straight-line basis. The Company used a forfeiture rate of 76% during the three months ended March 31, 2016.

As of March 31, 2017, there was $1.9 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.9 years.

(9) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of the Company’s former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which the Company has opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of its former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for its TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, the Company filed an answer to the third amended complaint, and the parties have initiated discovery. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts (the “Court”), Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of the Company’s board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The lawsuit sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. The Company filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in its favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which the Company opposed, and which the Court denied on June 30, 2015. The plaintiff appealed the Court’s decision to the United States Court of Appeals for the First Circuit. The parties then reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. As part of the settlement approval process, the plaintiff petitioned the Court for an award of attorney’s fees, costs, and expenses in the amount of $822,116, as well as an incentive award of $2,500. On September 16, 2016, the Court granted preliminary approval to the proposed settlement. On December 19, 2016, the Court held a final settlement hearing on the terms of the proposed settlement and to consider the award of fees to the plaintiff’s attorneys. No objections to the settlement were filed with the Court or raised at the hearing. At the hearing, the Court indicated orally that the settlement would be approved, and heard argument regarding the size of plaintiff’s potential attorney’s fee award. On March 23, 2017, the Court entered an order approving the settlement and granting the plaintiff $205,529 in attorney’s fees, $6,690 in expenses and a $2,500 incentive award, which was subsequently paid by insurance. On March 29, 2017, the parties filed a joint status report and stipulation seeking a voluntary dismissal of the plaintiff’s appeal and on March 31, 2017, the United States Court of Appeals for the First Circuit entered an order voluntarily dismissing plaintiff’s appeal.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report contains forward-looking statements regarding, among other things, our future development efforts, our collaborations, our future operating results and financial position, our business strategy, our prospects and other objectives for our operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “intend,” “may,” “might,” “plan,” “project,” “target,” “will,” “would,” “could,” “should” and other words and terms of similar meaning, although not all forward-looking statements contain such identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our clinical development activities, our ability to obtain any necessary financing to conduct our planned activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our existing and future strategic partners, and other risk factors. Please refer to the section entitled “Risk Factors” in Item 1A of Part II and elsewhere in this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted therapeutics for oncology and other areas of unmet medical need. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. We are focused on developing our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC. In addition, we have entered into partnerships to fund the further development and commercialization of our clinical stage assets, including AV-380, ficlatuzumab, AV-203, and tivozanib for oncology indications outside of North America. We are currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional capital to provide additional liquidity. Based upon our approximate $33.4 million in existing cash and cash equivalents as of March 31, 2017, we do not have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Furthermore, in order to maintain compliance with the financial covenant under our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules, we will need to maintain $10.0 million in unrestricted cash (defined as cash and liquid cash, including marketable securities) until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. We believe that our approximate $33.4 million in cash and cash equivalents at March 31, 2017, would allow us to fund our planned operations into the second quarter of 2018. However, additional funds will be needed to extend our operations through 2018 and to maintain compliance with the financial covenant under our loan agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

European Marketing Authorization Application by EUSA. Tivozanib has previously been granted orphan drug designation in Europe for the treatment of RCC. In December 2015, we entered into a license agreement with EUSA Pharma (UK) Limited, or EUSA, under which we granted EUSA the right to develop and commercialize tivozanib for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye, in Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand. EUSA submitted a marketing authorization application, or MAA, for tivozanib for the treatment of RCC to the European Medicines Agency, or EMA, in February 2016 based primarily on our existing dataset, which includes the results from the TIVO-1 clinical trial of tivozanib in the first-line treatment of RCC, combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC. The EMA validated the MAA in March 2016, confirming that the submission was complete and that it would initiate its review process. EUSA received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use, or CHMP, of the EMA in July 2016, and submitted its responses in November 2016. In January 2017, EUSA received the Day 180 List of Outstanding Issues, or LOI, from the CHMP. The Day 180 LOI signifies that the MAA is not approvable at the present time, and outlines outstanding deficiencies, which are then required to be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision. EUSA submitted written responses to the Day 180 LOI in April 2017. The EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017.

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

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In March 2017, we initiated enrollment in a phase 1/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of RCC, which we refer to as the TiNivo trial. In May 2017, we completed enrollment in the first dose cohort and initiated enrollment in the second and final dose cohort of the Phase 1 portion of the trial. Bristol-Myers Squibb is supplying nivolumab for the TiNivo trial, and we are the trial sponsor. In recent clinical trials, TKIs and PD-1 inhibitors have shown promising efficacy in treating RCC in combination. However, several TKI/PD-1 combinations have encountered toxicity levels that we believe are likely to challenge or prohibit such TKIs from safely combining with PD-1 inhibitors for RCC treatment. In our clinical trials, tivozanib has demonstrated a superior tolerability profile relative to certain other TKIs, including lower rates of key potential overlapping toxicities with PD-1 inhibitors. We believe that tivozanib’s tolerability profile has the potential to allow tivozanib to combine with PD-1 inhibitors more safely than other TKIs. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1 trial will primarily evaluate the safety of tivozanib in combination with nivolumab at escalating doses of tivozanib and, assuming favorable results, is expected to be followed by a phase 2 expansion at the established combination dose. We expect to receive initial data from the phase 1 portion of the TiNivo trial in the first half of 2017.

Ficlatuzumab

Ficlatuzumab is a potent Hepatocyte Growth Factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor, which is believed to trigger many activities that are involved in cancer development and metastasis. In April 2014, we and Biodesix, Inc., or Biodesix, entered into a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement, to develop and commercialize ficlatuzumab. The Biodesix Agreement was amended in October 2016 to provide, among other things, for equal cost sharing in the development of ficlatuzumab.

We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck.    We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with Cytosar® (cytarabine) in acute myeloid leukemia. We anticipate that preliminary clinical observations from both of these phase 1 trials will be presented at the 2017 ASCO Annual Meeting in June 2017. We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab.

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

Pursuant to the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016. CANbridge also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses that we previously incurred. We received the first $0.5 million of this manufacturing reimbursement in March 2017. The second $0.5 million will be due on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities we conducted or (ii) September 16, 2017, eighteen months from the Effective Date.

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

Under the license agreement, EUSA made a research and development funding payment to us of $2.5 million in 2015. EUSA is required to make an additional research and development funding payment of $4.0 million if the EMA grants marketing approval for tivozanib for treatment of RCC. We are eligible to receive additional research funding from EUSA of fifty percent (50%) of our total costs for our clinical trials for which EUSA elects to utilize the trial data for regulatory or commercial purposes, including up to $20.0 million for the data generated from our TIVO-3 phase 3 clinical trial in third-line RCC, and up to $2.0 million for the data generated from our TiNivo phase 1 combination trial with a checkpoint inhibitor. We would be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. Thirty percent of any non-research and development related milestones and royalty payments we receive is due to KHK as a sublicensing fee under our license agreement with KHK. The research and development funding payments under the EUSA license agreement are not subject to sublicensing payment to KHK.

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

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $51.2 million in potential clinical milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential sales based milestone payments based on annual net sales of such products. Upon commercialization, we are eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory. Certain milestones achieved by Novartis would trigger milestone payment obligations from us to St. Vincent’s, under our amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products, if any, will be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us by $1.8 million plus accrued interest. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount is fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

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

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial, on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to share 50% of all the program costs from August 1, 2016 forward. In return for bearing 50% of the FOCAL shutdown costs after August 1, 2016, we will be entitled to recover an agreed multiple of the additional costs borne by us out of any income Biodesix receives from the partnership in connection with the licensing, development or commercialization of ficlatuzumab. We do not anticipate that these remaining costs will be material. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

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

St. Vincent’s Hospital

In July 2012, we entered into a license agreement with St. Vincent’s, under which we obtained an exclusive, worldwide license to develop, manufacture and commercialize products for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also known as GDF15. We believe GDF15 is a novel target for cachexia, and we are exploiting this license in our AV-380 program for cachexia. Under the agreement, we have the right to grant sublicenses subject to certain restrictions. We have a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. Under the license agreement, St. Vincent’s also granted us non-exclusive rights for certain related diagnostic products and research tools.

In connection with entering into the original license agreement with St. Vincent’s in July 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s pursuant to which we made a $1.5 million upfront payment to St. Vincent’s. Under our license agreement with St. Vincent’s, we are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product. We are required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory. In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017.

In addition, we will be required to pay tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products, an obligation we share with Novartis equally. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country, and are subject to offsets under certain circumstances.

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

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to our license agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KHK license relating to rights we retain. We are required to pay KHK a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. If tivozanib is approved in the European Union, or EU, the $4.0 million research and development reimbursement payment that would be owed to us by EUSA would not be subject to a sublicense revenue payment to KHK, nor would a research and development reimbursement payment of fifty percent (50%) of the related trial costs upon an election by EUSA to use the data generated from our TIVO-3 or TiNivo trials for regulatory or commercial purposes, which could be up to $20.0 million for the TIVO-3 data and up to $2.0 million for the TiNivo data. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above.

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

Financial Overview

We do not have a history of being profitable and, as of March 31, 2017, we had an accumulated deficit of $530.8 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

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

We expect that research and development expenses for the remainder of 2017 will remain at current levels as we seek to advance and complete enrollment in the TIVO-3 trial and the TiNivo trial.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
Tivozanib	$5,717	$4,984	$733	15%
AV-380 Program in Cachexia	1,805	426	1,379	324%
Ficlatuzumab	230	249	(19)	(8)%
AV-203	—	70	(70)	(100)%
Overhead	204	243	(39)	(16)%

Total research and development expenses	$7,956	$5,972	$1,984	33%

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

In May 2016, we initiated TIVO-3, an additional phase 3 trial of tivozanib vs. sorafenib. TIVO-3, which is expected to enroll approximately 322 patients in the refractory RCC setting, will use progression-free survival, or PFS, as the primary endpoint and OS as a secondary endpoint, and is designed to address the OS concerns presented in the June 2013 complete response letter from the FDA and to support a request for approval of tivozanib as a third-line treatment and as a first-line treatment. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $18.0 million to $21.0 million through completion. We have also initiated the TiNivo trial in collaboration with Bristol-Myers Squibb, or BMS, which is providing nivolumab for the study. We are the study sponsor. The TiNivo trial is a phase 1/2 trial of tivozanib in combination with nivolumab, a PD-1 inhibitor, for the treatment of RCC, for which our costs, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprised substantially all of the costs incurred during the three months ended March 31, 2017.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services. We anticipate that our general and administrative expenses for the remainder of 2017 will remain at current levels.

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing. See “—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below. The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net, until the earlier of their exercise or expiration or upon the completion of a liquidation event. In the three months ended March 31, 2017, we recorded an approximate $0.5 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that resulted from a higher stock price as of March 31, 2017 in comparison to the stock price as of December 31, 2016. As of March 31, 2017, none of the PIPE Warrants have been exercised.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	March 31, 2017
Expected price volatility	76.25%	78.18%	79.01%
Expected term (in years)	5.00	4.50	4.25
Risk-free interest rates	1.22%	1.93%	1.72%
Stock price	$0.89	$0.54	$0.59
Dividend yield	—	—	—

Interest Expense, Net

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation. Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2017, we are forecasting a net loss for the year ended December 31, 2017, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter, except for a $50,000 provision related to withholding taxes incurred in a foreign jurisdiction.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the three-month period ended March 31, 2017. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue (in thousands)

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
Strategic Partner:
Novartis	$1,805	$—	$1,805	100%
CANbridge	500	1,000	(500)	(50)%
EUSA	99	99	—	—%
Ophthotech	28	28	—	—%
Biogen Idec	—	38	(38)	(100)%
Pharmstandard	—	38	(38)	(100)%
Other	100	—	100	100%

Total revenues	$2,532	$1,203	$1,329	110%

In 2017 as compared to 2016, revenue increased by $1.3 million, principally due to a $1.8 million milestone in support of the GDF15 program.

In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us by $1.8 million plus accrued interest. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount is fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

This increase was principally offset by $0.5 million in lower revenue under our collaboration and license agreement with CANbridge in 2017 as compared to 2016. In March 2016, we entered into the collaboration and license agreement with CANbridge and recognized the $1.0 million upfront payment as revenue. In March 2017, we recognized $0.5 million in revenue for a reimbursement payment received in connection with the validation of certain manufacturing development activities conducted by us prior to the effective date of the agreement.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
Tivozanib	$5,717	$4,984	$733	15%
AV-380 Program in Cachexia	1,805	426	1,379	324%
Ficlatuzumab	230	249	(19)	(8)%
AV-203	—	70	(70)	(100)%
Overhead	204	243	(39)	(16)%

Total research and development expenses	$7,956	$5,972	$1,984	33%

In 2017 as compared to 2016, research and development expenses increased by $2.0 million principally due to a $0.7 million increase in tivozanib, primarily related to the advancement of the TIVO-3 trial that commenced patient enrollment and treatment in May 2016 and a $1.4 million increase in AV-380, primarily related to the higher milestone payments due to St. Vincent’s under our in-licensing agreement in 2017 as compared to 2016. In 2017, we recognized $1.8 million in research and development expense in connection with a time-based milestone obligation due to St. Vincent’s. In 2016, we recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

We anticipate that research and development expenses for the remainder of 2017 will remain at current levels as we seek to advance and complete enrollment in the TIVO-3 and TiNivo trials.

Included in research and development expenses were stock-based compensation expenses of approximately $52,000 and $0.1 million in 2017 and 2016, respectively.

General and Administrative Expenses (in thousands)

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
General and Administrative	2,331	2,463	(132)	(5)%

In 2017 as compared to 2016, general and administrative expenses decreased by $0.1 million, principally due to a decrease in stock-based compensation expense. We anticipate that general and administrative expenses for the remainder of 2017 will remain at current levels.

Included in general and administrative expenses were stock-based compensation expenses of approximately $155 thousand and $0.3 million in 2017 and 2016, respectively.

Change in Fair Value of Warrant Liability (in thousands)

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
Change in fair value of warrant liability	(484)	—	(484)	100%

In May 2016, we issued warrants in connection with a private placement financing and recorded the warrants as a liability. These warrants are subject to revaluation at each balance sheet date. In 2017, we recorded an approximate $0.5 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that resulted from a higher stock price as of March 31, 2017 in comparison to the stock price as of December 31, 2016.

Interest Expense, net (in thousands)

	Three Months Ended March 31,		2017 / 2016 Comparison
	2017	2016	$	%
Interest expense, net	(551)	(369)	(182)	49%

In 2017 as compared to 2016, interest expense, net increased by $0.2 million principally attributable to the increase in the average outstanding balances on our loan with Hercules, resulting from the $5.0 million in loan proceeds borrowed under the 2016 Amendment in May 2016. We anticipate that interest expense for the remainder of 2017 will remain at current levels.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. In March 2017, we raised approximately $15.5 million in net cash proceeds from an underwritten public offering of 34.5 million shares of our common stock. As of March 31, 2017, we had cash and cash equivalents of approximately $33.4 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31, 2017	2016
Net cash used in operating activities	$(5,408)	$(10,319)
Net cash provided by investing activities	8,252	1,754
Net cash provided by (used in) financing activities	15,471	(13)

Net increase (decrease) in cash and cash equivalents	$18,315	$(8,578)

Our operating activities used cash of $5.4 million and $10.3 million in 2017 and 2016, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $8.3 million and $1.8 million in 2017 and 2016, respectively. Cash provided by investing activities was the net result of maturities of marketable securities, partially offset by the purchase of marketable securities.

Our financing activities provided cash of $15.5 million in 2017 and used cash of $13,000 in 2016. In March 2017, we raised approximately $15.5 million in net cash proceeds from an underwritten public offering of 34.5 million shares of our common stock.

Public Offering

On March 31, 2017, we closed an underwritten public offering of 34.5 million shares of our common stock, including the exercise in full by the underwriter of its option to purchase 4.5 million shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of our executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates, a greater than 5% stockholder, purchased 6.0 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $15.5 million after deducting underwriting discounts and estimated offering expenses payable by us. We sold these shares pursuant to the 2015 Shelf (as defined below).

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock, which we refer to as the PIPE Warrants. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of March 31, 2017, none of the PIPE Warrants have been exercised.

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

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf. The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our then existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15.0 million of our common stock under the 2015 Shelf. The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. As of March 31, 2017, we have sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. No shares have been sold pursuant to the Sales Agreement since August 2015.

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

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. We are not required to commence principal payments on the $15.0 million loan until July 1, 2017, at which time we will be required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment includes a financial covenant that requires us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial. Because we are in compliance with the financial covenant at March 31, 2017, we have classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the adverse consequences of failure to comply with the financial covenant.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, we may draw down an additional $5.0 million in funding upon confirmation by Hercules, in its reasonable discretion, that we achieved the following conditions: (i) satisfactory developmental progression on a minimum of two (2) clinical programs (other than the TIVO-3 trial) that are either managed directly by us or funded, in whole or in part, by us and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If we draw down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance will be deferred by six months from July 1, 2017 until January 1, 2018.

In April 2017, following the closing of our underwritten public offering on March 31, 2017, we initiated discussions with Hercules to request the additional $5.0 million in loan funding and the six-month deferral of principal payments. We are in discussions with Hercules regarding whether we have met condition (i) above, as well as regarding potential amendments to the conditions, including amendments that would extend the time period by which we may request and are required to satisfy the conditions for the additional loan funding and/or principal payment deferral. However, there is no assurance our discussions with Hercules will result in Hercules agreeing to permit us to draw down the additional $5.0 million in loan funding or defer principal.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of March 31, 2017 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2017, we are in compliance with all of the financial covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the loan agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. As of March 31, 2017, we had cash and cash equivalents totaling approximately $33.4 million, working capital of $21.7 million and an accumulated deficit of $530.8 million.

We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $18.0 million to $21.0 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $39.0 million to $43.0 million. Our costs for the TiNivo trial in collaboration with BMS, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2018. BMS is providing nivolumab for the study. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

We are subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the risk that we are unable to maintain compliance with our financial covenant pursuant to our Loan Agreement with Hercules, which requires us to maintain unrestricted cash greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial, with results that are satisfactory to Hercules. Non-compliance with the financial covenant would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge. Refer to Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further description of our Loan Agreement.

Based upon our approximate $33.4 million in existing cash and cash equivalents as of March 31, 2017, we do not have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Furthermore, in order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

Our plans to address these conditions include pursuing one or more of the following options to raise additional funding, none of which can be guaranteed or are entirely within our control:

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings.

•	Raise funding of up to $9.1 million through possible sales of our common stock under our Sales Agreement with FBR.

•	Satisfy the conditions that are set forth in our Loan Agreement with Hercules that would enable us to draw down an additional $5.0 million in loan funding under the Loan Agreement, which can occur only if certain specified conditions are met, as fully described in “—Credit Facilities” above.

•	Continue to seek a partner to advance development of the AV-353 platform for the potential treatment of PAH.

•	Earn milestone payments pursuant to collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to support our operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q, nor to maintain compliance with the financial covenant with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-14”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. We adopted this standard at December 31, 2016.

Generally, under the new accounting standard, management’s plans must be approved before the date the financial statements are issued to be considered probable of being effectively implemented. Under the new accounting standard, the future receipt of potential funding from our collaborators and other resources is not considered probable at this time because none of our current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q. Accordingly, substantial doubt is deemed to exist about our ability to continue as a going concern within one year after the date these financial statements are issued.

We believe that our approximate $33.4 million in cash and cash equivalents at March 31, 2017 would allow us to fund our planned operations into the second quarter of 2018. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our Sales Agreement with FBR. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of legal actions against us, including the current lawsuits described in Part II, Item 1 of this report under the heading “Legal Proceedings”;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations through 2018 and to maintain compliance with the financial covenant under our Loan Agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all then we may trigger an event of default under our Loan Agreement with Hercules and we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on March 22, 2017.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents of $33.4 million, consisting of cash on deposit with banks, a U.S. government money market fund, and corporate debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term cash equivalents. Our cash equivalents and marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our cash equivalents until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our loans payable are subject to interest rate risk. As of March 31, 2017, our aggregate principal balance outstanding on our Loan Agreement with Hercules was $15.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of March 31, 2017, the interest rate was 11.9%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of March 31, 2017, and expected loan payments during 2017, we would have a decrease in future annual cash flows of approximately $0.1 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of March 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as it relates to the remediation of the material weakness disclosed in our 2016 Annual Report on Form 10-K. Refer to further description below.

Remediation of previously identified material weakness

As previously described in the Company’s 2016 Annual Report on Form 10-K, we identified a material weakness related to the failure during 2016 to regularly reconcile the U.K. bank account held by our U.K. subsidiary, Aveo Pharma Limited, that was established to support prior European operations that existed in 2012 to 2013 and had not yet been repatriated. As a result, the Company’s internal controls did not detect on a timely basis that, in October 2016, the bank closed this account due to inactivity. At our request, the bank subsequently remitted the funds to our bank account in the U.S. This was determined by management to be a material weakness in internal controls over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Certain remediation efforts were previously deemed to have occurred as the account has been closed and the funds have been remitted to our bank account in the U.S.

In addition to these remediation efforts, during the quarter ended March 31, 2017, the Company revised its internal control policies to require that all bank accounts, irrespective of materiality or activity, be reconciled on a monthly basis, and increased its accounting resources.

The revised control policies related to the timely reconciliation of all bank accounts on a monthly basis were executed for each month during the quarterly period ended March 31, 2017. As a result, when combined with the previously completed remediation efforts, we have concluded the previously identified material weakness has been remediated as of March 31, 2017.

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

On April 4, 2014, Karen J. van Ingen, a purported purchaser of AVEO stock, filed a derivative complaint allegedly on behalf of AVEO in the United States District Court for the District of Massachusetts, or the Court, Civil Action No. 1:14-cv-11672-DJC, naming AVEO, as a nominal defendant and also naming as defendants present and former members of our board of directors, including Tuan Ha-Ngoc, Henri A. Termeer, Kenneth M. Bate, Anthony B. Evnin, Robert Epstein, Raju Kucherlapati, Robert C. Young, and Kenneth E. Weg. The complaint alleged breach of fiduciary duty and abuse of control between January 2012 and May 2013 with respect to allegedly misleading statements and omissions regarding tivozanib. The lawsuit sought, among other relief, unspecified damages, costs and expenses, including attorneys’ fees, an order requiring us to implement certain corporate governance reforms, restitution from the defendants and such other relief as the court might find just and proper. We filed a motion to dismiss the derivative complaint, and after briefing and oral argument, on March 18, 2015 the Court ruled in our favor and dismissed the case with prejudice. The plaintiff then filed a motion seeking to vacate the Court’s order of dismissal and permit filing of an amended complaint, which we opposed, and which the Court denied on June 30, 2015. The plaintiff appealed the Court’s decision to the United States Court of Appeals for the First Circuit. The parties then reached an agreement in principle to settle this matter. The settlement involves certain corporate governance changes and other non-monetary relief. As part of the settlement approval process, the plaintiff petitioned the Court for an award of attorney’s fees, costs, and expenses in the amount of $822,116, as well as an incentive award of $2,500. On September 16, 2016, the Court granted preliminary approval to the proposed settlement. On December 19, 2016, the Court held a final settlement hearing on the terms of the proposed settlement and to consider the award of fees to the plaintiff’s attorneys. No objections to the settlement were filed with the Court or raised at the hearing. At the hearing, the Court indicated orally that the settlement would be approved, and heard argument regarding the size of plaintiff’s potential attorney’s fee award. On March 23, 2017, the Court entered an order approving the settlement and granting the plaintiff $205,529 in attorney’s fees, $6,690 in expenses and a $2,500 incentive award, which was subsequently paid by insurance. On March 29, 2017, the parties filed a joint status report and stipulation seeking a voluntary dismissal of the plaintiff’s appeal and on March 31, 2017, the United States Court of Appeals for the First Circuit entered an order voluntarily dismissing plaintiff’s appeal.

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

Refer to Footnote 9 in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our future working capital needs and maintain compliance with our $10.0 million financial covenant under our loan agreement with Hercules. We believe that our approximate $33.4 million in cash and cash equivalents at March 31, 2017, would allow us to fund our planned operations into the second quarter of 2018; however, additional funds will be needed to extend these operations through 2018 and to maintain compliance with the financial covenant under our loan agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred a net loss of $8.8 million for the three months ended March 31, 2017 and, as of March 31, 2017, had an accumulated deficit of $530.8 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib beyond our cash runway into 2018. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $18.0 million to $21.0 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $39.0 million to $43.0 million. Our costs for the TiNivo trial in collaboration with BMS, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2018. BMS is providing nivolumab for the study

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a portion of sublicense revenue in certain instances.

We are party to a loan and security agreement with a third party, Hercules, that includes a financial covenant that requires us to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial, with results that are satisfactory to Hercules. Non-compliance with the financial covenant under the loan and security agreement with Hercules would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge.

Based upon our approximate $33.4 million in existing cash and cash equivalents as of March 31, 2017, we do not have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Furthermore, in order to maintain compliance with the financial covenant under our loan agreement with Hercules, we will need to maintain a $10.0 million unrestricted cash balance until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Moreover, we believe that our approximate $33.4 million in cash and cash equivalents at March 31, 2017 would allow us to fund our planned operations into the second quarter of 2018. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings, no accelerated repayment of our term loan and no further sales of equity under our sales agreement with FBR. Accordingly, the timing and nature of activities contemplated for the remainder 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of developing our product candidates and of conducting preclinical and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach, acceleration event or event of default under our loan agreement with Hercules or under any other agreements with third parties;

•	the outcome of legal actions against us, including the current lawsuits described in Part II, Item 1 of this report under the heading “Legal Proceedings”;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our product candidates and any products we successfully commercialize;

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations through 2018 and to maintain compliance with the financial covenant under our Loan Agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

Risks Related to our Litigation

We and certain of our former officers and present and former directors have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

We, and certain of our former officers and directors, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements in 2012 and 2013, concerning the development of our drug tivozanib and its prospects for FDA approval at that time. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015. The lead plaintiffs appealed the court’s decision to the United State/s Court of Appeals for the First Circuit and also filed a motion to vacate and reconsider the district court’s judgment, which we opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties have initiated discovery. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.

We intend to continue to deny the allegations in the class action case and to engage in a vigorous defense of such lawsuit. However, we are unable to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, this matter could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

We have concluded a settlement with the SEC, but the SEC is still pursuing an action against our former officers.

We paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the U.S. Food and Drug Administration, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. See Part II, Item 1 of this report under the heading “Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit, and those claims are still pending. We are not a party to the continuing litigation between the SEC and the former officers. However, those individuals have and may continue to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

The success of tivozanib will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete our clinical trials of tivozanib, including the TIVO-3 trial and the TiNivo trial;

•	successful enrollment and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of our collaborators and third-party contractors;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	maintenance of existing or establishment of new supply arrangements with third-party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for tivozanib and finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with KHK;

•	protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with KHK;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors;

•	successful identification of biomarkers for patient selection; and

•	our ability to compete with other therapies.

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

Any inability to timely or successfully complete preclinical and clinical development could result in additional unplanned costs and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond those planned, or if the results of these trials or tests are unfavorable, uncertain, only modestly favorable or indicate safety concerns, we or our collaborators, may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or significant safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing or other requirements; or

•	be required to remove the product from the market after obtaining marketing approval.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, tivozanib or our other product candidates could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

We or our collaborators may experience numerous complications in connection with preclinical or clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our product candidates including:

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	delay or failure to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;

•	unfavorable or inconclusive clinical trial results;

•	our decision or a regulatory order to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for our clinical trials may be larger than anticipated, patient enrollment may be slower than anticipated or participants may drop out of these clinical trials at a higher rate than anticipated;

•	the costs of our clinical trials may be greater than we anticipate;

•	our third-party contractors, including those manufacturing our product candidates, or conducting clinical trials on our behalf, may fail to successfully comply with regulatory requirements or meet their contractual obligations in a timely manner or at all;

•	patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration;

•	We may decide, or regulators or institutional review boards may require that we suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ clinical trial designs or interpretation of data from preclinical studies and clinical trials;

•	the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;

•	the supply or quality of raw materials or manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.

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

Results of early clinical trials may not be predictive of results of late-stage clinical trials.

The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have and could, in the future, face similar setbacks. For example, in June 2013, the FDA issued a response letter informing us that it would not approve tivozanib for the treatment of first-line advanced renal cell carcinoma based solely on the data from TIVO-1, our initial phase 3 trial, and recommended that we perform an additional clinical trial that is adequately sized to assure the FDA that there is no adverse effect on overall survival.

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

Subsequently, EUSA, our licensee, submitted a MAA for tivozanib for the treatment of RCC with the EMA in February 2016 based primarily on our existing dataset, which includes the results from the TIVO-1 trial combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC. The EMA validated the MAA in March 2016, confirming that the submission was complete and that it would initiate its review process. EUSA received the Day 120 List of Questions from the CHMP of the EMA in July 2016, and submitted its responses in November 2016. In January 2017, EUSA received the Day 180 LOI from the CHMP. The Day 180 LOI signifies that the MAA for tivozanib is not approvable at the present time, and outlines outstanding deficiencies, which must be satisfactorily addressed in an oral explanation and/or in writing prior to a final application decision. EUSA submitted written responses to the Day 180 LOI in April 2017. The EMA has tentatively scheduled EUSA to provide an oral explanation to the CHMP in May 2017. We cannot predict the outcome of EUSA’s MAA submission to the EMA for tivozanib.

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

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the advantages of the product compared to competitive therapies;

•	the number of competitors approved for similar uses;

•	the relative promotional effort of us as compared with our competitors;

•	the prevalence and severity of any side effects;

•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;

•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	the strength of sales, marketing and distribution support;

•	changes in the standard of care for the targeted indications for the product; and

•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Actelion Pharmaceuticals Ltd., Amgen, Inc., Arqule, Inc., AstraZeneca, Bayer HealthCare AG, Bristol-Myers Squibb, Eisai Co., Ltd., Eli Lilly and Company, Exelixis, Inc., Gilead Sciences, Inc., GlaxoSmithKline plc, GTx, Inc., Helsinn and XBiotech, Incyte Corporation, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck, Merrimack Pharmaceuticals, Inc., Novartis, OncoMed Pharmaceuticals, Inc., Pfizer Inc. and Roche Laboratories, Inc. are pursuing development in diseases we focus on or are currently developing or marketing pharmaceuticals that target VEGF, HGF, ErbB3, Notch 3 or other pathways on which we may focus. It is probable that the number of companies seeking to develop competing products and therapies will increase.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGF pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor tyrosine kinase inhibitors, or TKIs. Many of the approved VEGF pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies present additional competition for tivozanib in advanced RCC, and clinical trials for mono and combination therapies of PD-1/PD-L1 with other immune-oncology targets and VEGF TKIs targeting RCC are in the pipeline. We are aware of several ongoing phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGF TKIs in RCC, as well as combinations of PD-1 agents in combination with other immune therapies for RCC. In addition, some competitors have planned pivotal Phase 3 trials for combination of PD-1 inhibitors and IDO inhibitors in renal cell carcinoma.

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

Even if we or our collaborators are able to commercialize any product candidate, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our collaborators might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our or their investment in one or more product candidates, even if our product candidates obtain marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to commercialize successfully any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, even if approved, as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our products to be marketed on a competitive basis. Cost-control initiatives could cause us or our collaborators to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

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

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The U.S. patent rights that we exclusively license covering tivozanib are scheduled to expire from 2018 to 2023. The U.S. patent covering the molecule and its therapeutic use is scheduled to expire in 2022. In view of the length of time tivozanib has been under regulatory review at the FDA, a patent term extension of up to 5 years may be available, which, if granted, would extend the term of this patent until 2027. However, the length of the extension could be less than we request, or no extension may be granted at all. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which we can enforce our patent rights covering tivozanib or its use will be shortened, and our competitors may obtain approval to market a competing product sooner. As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

Risks Related to Ownership of Our Common Stock

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the Nasdaq Capital Market and was previously listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On October 11, 2016, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. We were provided with an initial period of 180 calendar days, or until April 10, 2017, to regain compliance with the minimum bid price requirement. On April 13, 2017, we transferred the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. Following the transfer of our listing, we were granted an additional 180-day period, or until October 9, 2017, to regain compliance with the minimum bid price requirement. If, at any time before October 9, 2017, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive trading days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than ten consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From October 11, 2016, the date of the deficiency letter, to the date of filing of this Quarterly Report on Form 10-Q, our common stock has not closed above $1.00 on any trading day. We have provided written notice to Nasdaq of our intention to cure the minimum bid price deficiency prior to October 9, 2017, including by carrying out a reverse stock split, if necessary.

If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

At March 31, 2017, we had approximately $33.4 million of cash and cash equivalents consisting of cash on deposit with banks, a U. S. government money market fund, and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2016, we and our independent registered public accounting firm previously identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to the failure during 2016 to regularly reconcile the U.K. bank account held by our U.K. subsidiary, Aveo Pharma Limited, that was established to support prior European operations that existed in 2012 to 2013 and had not yet been repatriated. As a result, our internal controls did not detect on a timely basis that, in October 2016, the bank closed this account due to inactivity. With respect to this material weakness, certain remediation efforts have been deemed to have occurred as the account was closed and the funds were remitted to our bank account in the U.S. In addition to these remediation efforts, during the quarter ended March 31, 2017, we revised our internal control policies to require that all bank accounts, irrespective of materiality or activity, be reconciled on a monthly basis, and increased our accounting resources. For more information, refer to Part II, Item 9A of our 2016 Annual Report on Form 10-K filed with SEC under the heading “Controls and Procedures—Internal Control Over Financial Reporting” and Part I, Item 4 of this report under the heading “Controls and Procedures—Remediation of Previously Identified Material Weakness.”

We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate any material weaknesses in our internal control, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities.

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $476.2 million and $366.9 million, respectively, and federal and state research and development tax credit carryforwards of $10.3 million and $4.2 million, respectively, each of which if not utilized will expire at various dates through 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. We have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.

Item 5. Other Information.

On May 3, 2017, Keith S. Ehrlich, our Chief Financial Officer, informed us that he will be retiring from the Company, effective July 1, 2017. We have initiated a search for a new chief financial officer. Michael Bailey, our President and CEO, will assume certain of Mr. Ehrlich’s duties on an interim basis, to the extent a new chief financial officer has not been named by the time of Mr. Ehrlich’s retirement.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 4, 2017	By:	/s/ Keith S. Ehrlich
Keith S. Ehrlich, C.P.A.
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Purchase Agreement, dated March 28, 2017, by and between the Registrant and Piper Jaffray & Co.	8K	001-34655	3/29/2017	1.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X