Form 10-Q
period 2017-06-30
AVEO PHARMACEUTICALS INC
filed 2017-08-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 8, 2017: 118,307,820

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$30,860	$15,096
Marketable securities	9,267	8,252
Accounts receivable	445	1,027
Clinical trial retainers	1,274	1,702
Other prepaid expenses and other current assets	294	238

Total current assets	42,140	26,315
Clinical trial retainers	330	940
Other assets	22	30

Total assets	$42,492	$27,285

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,361	$2,186
Accrued clinical trial costs and contract research	6,243	3,998
Other accrued liabilities	1,360	1,531
Loans payable, net of discount	3,055	2,124
Deferred revenue	395	510
Other liabilities	540	—

Total current liabilities	14,954	10,349
Loans payable, net of current portion and discount	16,067	11,879
Deferred revenue	1,499	1,697
Warrant liability (Note 7)	29,002	4,593
Other liabilities	300	690

Total liabilities	61,822	29,208

Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: 250,000 shares authorized and 116,833 shares issued and outstanding at June 30, 2017; and 200,000 shares authorized and 75,863 shares issued and outstanding at December 31, 2016	117	76
Additional paid-in capital	544,626	519,911
Accumulated other comprehensive income (loss)	(2)	6
Accumulated deficit	(564,071)	(521,916)

Total stockholders’ deficit	(19,330)	(1,923)

Total liabilities and stockholders’ deficit	$42,492	$27,285

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration and licensing revenue	$351	$193	$2,883	$1,396
Operating expenses:
Research and development	6,881	5,604	14,837	11,576
General and administrative	2,302	1,731	4,633	4,203

	9,183	7,335	19,470	15,779

Loss from operations	(8,832)	(7,142)	(16,587)	(14,383)
Other expense, net:
Interest expense, net	(530)	(468)	(1,081)	(837)
Change in fair value of warrant liability	(23,925)	(996)	(24,409)	(996)

Other expense, net	(24,455)	(1,464)	(25,490)	(1,833)

Loss before provision for income taxes	(33,287)	(8,606)	(42,077)	(16,216)
Provision for income taxes	—	—	(50)	(100)

Net loss	$(33,287)	$(8,606)	$(42,127)	$(16,316)

Net loss per share — basic and diluted	$(0.30)	$(0.13)	$(0.45)	$(0.26)
Weighted average number of common shares outstanding	110,550	66,917	93,493	62,566

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(33,287)	$(8,606)	$(42,127)	$(16,316)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(3)	8	(8)	13

Comprehensive loss	$(33,290)	$(8,598)	$(42,135)	$(16,303)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(42,127)	$(16,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	7
Stock-based compensation	483	624
Non-cash interest expense	268	196
Non-cash change in fair value of warrant liability	24,409	996
Amortization of premium and discount on investments	12	13
Changes in operating assets and liabilities:
Accounts receivable	582	3,339
Prepaid expenses and other current assets	372	179
Other noncurrent assets	618	(267)
Accounts payable	1,175	656
Accrued contract research	2,245	806
Other accrued liabilities	(171)	(695)
Settlement liability	—	(4,000)
Deferred revenue	(313)	(369)
Other liabilities	—	(78)

Net cash used in operating activities	(12,447)	(14,909)
Investing activities
Purchases of marketable securities	(9,286)	(19,949)
Proceeds from maturities and sales of marketable securities	8,252	13,250

Net cash used in investing activities	(1,034)	(6,699)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	21,035	14,862
Proceeds from issuance of common stock to related parties	3,210	525
Proceeds from issuance of stock for stock-based compensation arrangements	—	33
Proceeds from issuance of loan payable	5,000	—
Proceeds from issuance of loan payable and warrants	—	5,000
Debt issuance costs	—	(115)

Net cash provided by financing activities	29,245	20,305

Net increase (decrease) in cash and cash equivalents	15,764	(1,303)

Cash and cash equivalents at beginning of period	15,096	26,634

Cash and cash equivalents at end of period	$30,860	$25,331

Supplemental cash flow information
Cash paid for interest	$902	$631
Non-cash financing activity
Fair value of warrants issued in connection with long-term debt	—	$667
Fair value of warrants issued in connection with private placement	—	$9,344

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of June 30, 2017, the Company had cash, cash equivalents and marketable securities totaling approximately $40.1 million, working capital of $27.2 million and an accumulated deficit of $564.1 million.

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

During the six months ended June 30, 2017, the Company raised approximately $29.2 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of its common stock in March 2017, and $8.8 million from sales of 6.5 million shares of its common stock under its at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. and MLV & Co. LLC (together “FBR”) and $5.0 million in additional borrowings under its Loan Agreement with Hercules in June 2017. Refer to Notes 6 and 7.

Based upon the Company’s approximate $40.1 million in existing cash, cash equivalents and marketable securities as of June 30, 2017, the Company believes it has sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under its Loan Agreement with Hercules, the Company will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, the Company will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

If the results from the TIVO-3 trial are not satisfactory to Hercules, Management’s plans to alleviate this condition that raises substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within the Company’s control:

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

There can be no assurance, however, that the Company will obtain results from the TIVO-3 trial that are satisfactory to Hercules or receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to maintain compliance with the financial covenant with Hercules for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

Under the new accounting standard, the future receipt of potential funding from the Company’s collaborators and other resources cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $40.1 million in cash, cash equivalents and marketable securities at June 30, 2017 would allow it to fund its planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone payments from its partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings and no further sales of equity under its Sales Agreement with FBR. This estimate also assumes no acceleration in repayment of the Company’s term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

If the Company is unable to obtain sufficient capital to continue to advance its programs and to maintain compliance with the financial covenant in the Loan Agreement, the Company would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2017, and for the three months and six months ended June 30, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2016 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2017.

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

The Company’s significant accounting polices related to revenue recognition and stock-based compensation are fully described in Note 3, “Significant Accounting Policies”, in the 2016 annual report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months and six months ended June 30, 2017.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of June 30, 2017, none of the PIPE Warrants had been exercised. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. The Company recorded non-cash losses of approximately $23.9 million and $24.4 million in the three months and six months ended June 30, 2017, respectively, in its Statement of Operations attributable to the increases in the fair value of the warrant liability that resulted from higher stock prices as of June 30, 2017 relative to prior periods.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months and six months ended June 30, 2017 (in thousands):

Fair value at January 1, 2017	$4,593
Increase in fair value	484

Fair value at March 31, 2017	$5,077
Increase in fair value	23,925

Fair value at June 30, 2017	$29,002

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2016	March 31, 2017	June 30, 2017
Expected price volatility	76.25%	78.18%	79.01%	79.30%
Expected term (in years)	5.00	4.50	4.25	4.00
Risk-free interest rates	1.22%	1.93%	1.72%	1.72%
Stock price	$0.89	$0.54	$0.59	$2.22
Dividend yield	—	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
Cash and cash equivalents:
Cash and money market funds	$29,101	$—	$—	$29,101
Corporate debt securities	1,759	—	—	1,759

Total cash and cash equivalents	30,860	—	—	30,860

Marketable securities:
Corporate debt securities due within 1 year	$7,765	$1	$(2)	$7,764
Government agency securities due within 1 year	1,504	—	(1)	1,503

Total marketable securities	9,269	1	(3)	9,267

Total cash, cash equivalents and marketable securities	$40,129	$1	$(3)	$40,127

December 31, 2016:
Cash and cash equivalents:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	1,005	—	—	1,005

Total cash and cash equivalents	15,096	—	—	15,096

Marketable securities:
Corporate debt securities due within 1 year	$8,246	$6	$—	$8,252

Total marketable securities	8,246	6	—	8,252

Total cash, cash equivalents and marketable securities	$23,342	$6	$—	$23,348

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

As of June 30, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper, and U.S. government agency securities. During the three months and six months ended June 30, 2017, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of June 30, 2017, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability.

The fair value of the Company’s loans payable at June 30, 2017 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$29,101	$—	$—	$29,101
Corporate debt securities	—	1,759	—	1,759

Total cash and cash equivalents	$29,101	$1,759	$—	$30,860

Marketable securities:
Corporate debt securities due within 1 year	$—	$7,764	$—	$7,764
U.S. government agency securities due within 1 year	—	1,503	—	1,503

Total marketable securities	$—	$9,267	$—	$9,267

Total cash, cash equivalents and marketable securities	$29,101	$11,026	$—	$40,127

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$29,002	$29,002

Total warrant liability	$—	$—	$29,002	$29,002

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	—	1,005	—	1,005

Total cash and cash equivalents	$14,091	$1,005	$—	$15,096

Marketable securities:
Corporate debt securities due within 1 year		$8,252		$8,252

Total marketable securities	$—	$8,252	$—	$8,252

Total cash, cash equivalents and marketable securities	$14,091	$9,257	$—	$23,348

Financial liabilities carried at fair value:
Warrant liability	$—	$—	$4,593	$4,593

Total warrant liability	$—	$—	$4,593	$4,593

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and six months ended June 30, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the three months and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Outstanding at June 30,
	2017	2016
Options outstanding	6,568	5,828
Warrants outstanding	19,453	19,453

	26,021	25,281

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months and six months ended June 30, 2017 and 2016, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$71	$56	$123	$182
General and administrative	205	177	360	442

	$276	$233	$483	$624

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2017, the Company is forecasting a net loss for the year ended December 31, 2017. The Company maintains a full valuation allowance on all deferred tax assets. For the six months ended June 30 2017, the Company recorded a $50 thousand provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment in the United States. As of June 30, 2017, the Company has no net assets located outside of the United States.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses incurred by the Company prior to the Effective Date with respect to AV-203. CANbridge paid the Company the first $0.5 million, net of withholding taxes, of this manufacturing reimbursement in March 2017. The second $0.5 million will be due to the Company on the earlier of (i) the date of validation by CANbridge of certain manufacturing development activities or (ii) September 16, 2017, eighteen months from the Effective Date. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of June 30, 2017.

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

The Company recognized the $0.5 million payment by CANbridge in March 2017 for the cost reimbursement related to the validation of certain manufacturing development activities conducted by the Company prior to the Effective Date as revenue during the three months ended March 31, 2017 as the amount was fixed and determinable and non-refundable. In addition, the Company has no further performance obligations.

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

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated the upfront consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.1 million and $0.2 million as revenue during each of the three months and six months ended June 30, 2017 and 2016, respectively.

The Company believes the regulatory milestones that may be achieved under the EUSA agreement are consistent with the definition of a milestone included in ASC 605-28, Revenue Recognition—Milestone Method, and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when each such milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone. No milestone payments have been earned as of June 30, 2017.

Novartis

In August 2015, the Company entered into a license agreement with Novartis. Under the license agreement, the Company granted to Novartis the exclusive right to develop and commercialize worldwide the Company’s proprietary antibody AV-380 and related AVEO antibodies that bind to GDF15 for the treatment and prevention of diseases and other conditions in all indications in humans (the “Product”).

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. As of June 30, 2017, the Company is eligible to receive up to $51.2 million in potential clinical and development milestone payments, up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan, and up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. Upon commercialization, the Company is eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits.

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

The Company determined the delivered license and obligation to transfer technical knowledge and data have standalone value from the undelivered cooperation. The Company allocated the upfront consideration of $15.0 million to the delivered license and technical knowledge and recognized this amount as revenue during the year ended December 31, 2015. The relative selling price of the undelivered cooperation had de minimis value.

The Company received a cash payment of $3.5 million related to the delivery of its inventory of clinical quality drug substance to Novartis during the three months ended March 31, 2016.

In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations to the Company under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to the Company by $1.8 million plus accrued interest. The Company recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and the Company does not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to the Company under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement. No milestone payments have been earned as of June 30, 2017.

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

Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million was recognized. The Company recognized approximately $37 thousand and $75 thousand as revenue during the three months and six months ended June 30, 2016, respectively.

Ophthotech

In November 2014, the Company entered into a research and exclusive option agreement (the “Option Agreement”), with Ophthotech Corporation (“Ophthotech”) pursuant to which the Company provided Ophthotech an exclusive option to enter into a definitive license agreement whereby the Company would grant Ophthotech the right to develop and commercialize tivozanib outside of Asia and the Middle East for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans. Ophthotech paid the Company $0.5 million in consideration for the grant of the option. In January 2017, Ophthotech formally notified the Company that it would not be able to develop tivozanib and was exercising its right to terminate the Option Agreement effective April 3, 2017.

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and was recording the deferred revenue over the Company’s period of performance, which was estimated to be through December 2017. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.1 million was recognized. The Company recorded approximately $29 thousand and $58 thousand of revenue during the three months and six months ended June 30, 2016, respectively, and $87 thousand and $115 thousand during the three months and six months ended June 30, 2017, respectively.

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

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, the Company and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial on October 14, 2016, the Company and Biodesix amended the Biodesix Agreement. Under the amendment, the Company agreed to share 50% of the shutdown costs for the FOCAL trial after August 1, 2016. In return for bearing these shutdown costs, the Company will be entitled to recover an agreed multiple of the additional costs borne by the Company out of any income Biodesix receives from the partnership in connection with the licensing or commercialization of ficlatuzumab. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

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

Activities under the Biodesix Agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The Biodesix Agreement includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; (ii) the Company’s obligation to participate in the joint steering committee; and (iii) the Company’s obligation to provide its existing supply of ficlatuzumab for development purposes. The Company concluded that any deliverables that would be delivered after the FOCAL trial is complete were contingent deliverables because these services are contingent upon the results of the FOCAL trial. As these deliverables were contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of June 30, 2017, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned in connection with the FOCAL trial and investigator-sponsored trials and drug manufacturing, which consists of reimbursements from Biodesix for expenses related to these trials and drug manufacturing, as a reduction to research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately ($0.1) million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and by approximately $0.2 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of June 30, 2017.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.1 million at June 30, 2017.

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

The Company concluded that the Amendment materially modified the terms of the agreement and, as a result, required the application of ASC 605-25. Based upon the terms of the Amendment, the remaining deliverables included the Company’s obligation to seek a collaboration partner to fund further development of the program and the Company’s obligation to continue development and commercialization of the licensed products if a collaboration partner was secured (“Development Deliverable”). The Company concluded that its obligation to use best efforts to seek a collaboration partner did not have standalone value from the Development Deliverable upon delivery and thus the deliverables were treated as a single unit of accounting.

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen Idec under the agreement, as amended. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither VSOE nor TPE were available. The Company determined the best estimate of the selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in March 2014. The deferred revenue associated with the undelivered unit of accounting was recognized on a straight-line basis over the period of performance, or through March 2016, when the Company executed its agreement with CANbridge. The Company recorded the final $38 thousand of revenue in the three months ended March 31, 2016.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Professional fees	$460	$464
Compensation and benefits	729	891
Other	171	176

Total	$1,360	$1,531

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

In connection with the 2014 Amendment, the Company issued warrants to the lenders to purchase up to 608,696 shares of the Company’s common stock at an exercise price equal to $1.15 per share. The Company recorded the fair value of the warrants of approximately $0.4 million as stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of June 30, 2017, none of these warrants had been exercised. In July 2017, Hercules exercised all 608,696 warrants. Pursuant to the terms of the warrant, Hercules, at their election, exercised the warrants via a non-cash “net share issuance.” The Company issued Hercules 369,297 shares of its common stock and did not receive any cash proceeds in connection with the warrant exercise.

In May 2016, pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. The Company was not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50. The 2016 Amendment includes a financial covenant that requires the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that are satisfactory to Hercules. Because the Company was in compliance with the financial covenant at June 30, 2017, the Company has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 for the potential adverse consequences of not complying with the financial covenant in future periods.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, the Company could draw down an additional $5.0 million in funding upon confirmation by Hercules, in its reasonable discretion, that the Company had achieved the following conditions: (i) satisfactory developmental progression on a minimum of two (2) clinical programs (other than the TIVO-3 trial) that are either managed directly by the Company or funded, in whole or in part, by the Company and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If the Company drew down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance would be deferred by six months from July 1, 2017 until January 1, 2018.

In June 2017, pursuant to the 2016 Amendment, the Company received the additional $5.0 million in loan proceeds from Hercules, which increased the aggregate outstanding principal balance under the Loan Agreement to $20.0 million and resulted in a six-month deferral in the commencement of principal payments. There was no change in the loan maturity date of December 2019. The Company is not required to commence principal payments on the $20.0 million loan until January 1, 2018, at which time the Company will be required to make 23 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through November 2019 and an approximate $5.3 million payment of principal and interest in December 2019, which represents approximately 26% of the entire $20.0 million loan. An additional end-of-term payment of approximately $0.1 million is due on December 1, 2019, which increases the total end-of-term payments under the 2016 Amendment to $0.3 million.

In connection with the 2016 Amendment, the Company issued warrants to Hercules to purchase up to 1,202,117 shares of the Company’s common stock at an exercise price equal to $0.87 per share. The Company recorded the fair value of the warrants of approximately $0.7 million as a component of stockholders’ equity and as a discount to the related loan outstanding and is amortizing the value of the discount to interest expense over the term of the loan using the effective interest method. As of June 30 2017, none of these warrants had been exercised. In July 2017, Hercules exercised all 1,202,117 warrants. Pursuant to the terms of the warrant, Hercules, at their election, exercised the warrants via a non-cash “net share issuance.” The Company issued Hercules 846,496 shares of its common stock and did not receive any cash proceeds in connection with the warrant exercise.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.9 million and $1.0 million as of June 30, 2017 and December 31, 2016, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (11.9% as of June 30, 2017).

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

In connection with the Company’s May 2016 private placement (refer to Note 7), Hercules purchased 259,067 units for cash proceeds of $0.2 million to the Company. This purchase was separate from the $2.0 million equity purchase option under the Loan Agreement. Each unit in the May 2016 private placement included one share of the Company’s common stock and a PIPE Warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share. In July 2017, Hercules exercised all 259,067 PIPE Warrants. The Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the Loan Agreement. The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of June 30, 2017, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2017 are as follows (amounts in thousands):

Year Ending December 31:
2017 (remaining 6 months)	$1,167
2018	9,828
2019	14,123

25,118
Less amount representing interest	(4,278)
Less unamortized discount	(878)
Less deferred charges	(840)
Less loans payable current, net of discount	(3,055)

Loans payable, net of current portion and discount	$16,067

(7) Common Stock

In June 2017, the Company filed an amendment to its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 50,000,000 from 200,000,000 shares to 250,000,000 shares. The amendment was adopted by the Board of Directors in April 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017.

Public Offering

On March 31, 2017, the Company closed an underwritten public offering of 34,500,000 shares of its common stock, including the exercise in full by the underwriter of its option to purchase 4,500,000 shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of the Company’s executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates, a greater than 5% stockholder of the Company, purchased 6,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting underwriting discounts and estimated offering expenses payable by the Company. The Company sold these shares pursuant to the 2015 Shelf (as defined below).

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of June 30, 2017, none of the PIPE Warrants had been exercised. In July 2017, Hercules exercised all 259,067 of its PIPE Warrants. The Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds.

ATM Sales Agreement

In February 2015, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. and MLV & Co. (together “FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by the Company at any time.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. Through August 2015, the Company sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, the Company sold approximately 6.5 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. No shares were sold between August 2015 and June 2017 under the Sales Agreement. Approximately $0.1 million remains available for sale under the Sales Agreement.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of June 30, 2017, there were 4,536,965 shares available for future issuance under the Plan.

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,858,678	$2.31
Granted	2,228,135	$0.61
Exercised	—	$—
Forfeited	(518,587)	$1.05

Outstanding at June 30, 2017	6,568,226	$1.84	7.61	$7,540,000

Exercisable at June 30, 2017	2,976,696	$3.06	6.16	$2,520,000

Stock options to purchase 197,650 shares of common stock contain market conditions, which were not deemed probable of vesting at June 30, 2017.

Stock options to purchase 220,774 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at June 30, 2017.

The aggregate intrinsic value is based upon the Company’s closing stock price of $2.22 on June 30, 2017.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Three Months Ended June 30,
	2017	2016
Volatility factor	73.20% - 76.07%	73.24% - 74.47%
Expected term (in years)	5.50 – 6.25	5.50 – 6.25
Risk-free interest rates	1.84% - 1.95%	0.94% -1.03%
Dividend yield	—	—

Six Months Ended June 30,
	2017	2016
Volatility factor	71.82% - 76.07%	73.24% - 74.47%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.84% - 2.10%	0.94% - 1.38%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In July 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to July 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $0.40 and $1.03, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, the Company included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which the Company estimated based upon actual historical forfeitures. The forfeiture estimates were recognized over the requisite service period of the awards on a straight-line basis. The Company used a forfeiture rate of 76% during the six months ended June 30, 2016.

As of June 30, 2017, there was $1.6 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.5 years.

(9) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of its former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which the Company opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, the Company filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, the Company filed its response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, the staff, or SEC Staff, of the United States Securities and Exchange Commission, or the Commission, served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the Commission filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the Commission a $4.0 million civil penalty to settle the Commission’s claims against it. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. The Commission’s action against the Company’s three former officers is still pending. The Company is not a party to the litigation between the SEC Staff and the former officers, and the Company can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Based upon our approximate $40.1 million in existing cash, cash equivalents and marketable securities as of June 30, 2017, we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules, we will need to maintain $10.0 million in unrestricted cash (defined as cash and liquid cash, including marketable securities) until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, colorectal and breast cancers. In 2006, we acquired the exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.

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

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with advanced RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib arm in the TIVO-1 first-line RCC trial. We presented the final results at the 2015 American Society of Clinical Oncology (ASCO) Annual Meeting on June 1, 2015. The final results showed a median PFS of 11.0 months and a median OS of 21.6 months, demonstrating the clinically meaningful efficacy of tivozanib in a VEGFR treatment refractory population. We believe that the long OS derived from tivozanib following sorafenib that was demonstrated in Study 902 contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib. However, the FDA did not accept this explanation, finding that the OS results were uninterpretable, and recommended that we perform a second phase 3 trial, as set forth above.

European Marketing Authorization Application by EUSA: In December 2015, we entered into a license agreement with EUSA Pharma (UK) Limited, or EUSA, under which we granted EUSA the right to develop and commercialize tivozanib for all diseases and conditions in humans, excluding non-oncologic eye conditions, in Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand. EUSA submitted a marketing authorization application, or MAA, for tivozanib for the treatment of RCC to the European Medicines Agency, or EMA, in February 2016. The MAA was based primarily on our existing dataset, which includes the results from the TIVO-1 clinical trial of tivozanib in the first-line treatment of RCC, combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC.    On May 17, 2017, EUSA completed an oral explanation to the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA. On June 23, 2017, the CHMP issued an opinion recommending tivozanib for approval as a first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naive following disease progression after one prior treatment with cytokine therapy for advanced RCC. The CHMP’s recommendation was referred to the European Commission, which is expected to make its final decision about 67 days from the date of the CHMP’s recommendation. If approved by the European Commission, marketing authorization for tivozanib will be granted in all 28 countries of the European Union, Norway, Iceland and Liechtenstein.

RCC Third Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment and treatment of patients in a phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC, which we refer to as the TIVO-3 trial. The TIVO-3 clinical trial was designed to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment for advanced RCC. Our trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial of approximately 322 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies one of which must have been a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and objective response rate. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design, accordingly, patients who progress in one therapy will not then be offered the opportunity to cross over to the other therapy. The TIVO-3 trial has passed two semi-annual safety data assessments. In June 2017, the TIVO-3 trial reached its enrollment target of 322 patients, more than two months ahead of our initial guidance. We expect a pre-planned interim futility analysis to occur mid-year 2017. We expect to report topline data from the TIVO-3 trial in the first quarter of 2018.

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In recent clinical trials, VEGFR TKI and immune checkpoint (PD-1) inhibitor combinations have shown promising efficacy in treating advanced RCC. However, several VEGFR TKI/PD-1 combinations have encountered toxicity levels that have challenged or prohibited such VEGFR TKIs from safely combining with PD-1 inhibitors for RCC treatment. In our clinical trials, tivozanib has demonstrated a superior tolerability profile relative to certain other VEGFR TKIs, including lower rates of key potential overlapping toxicities with PD-1 inhibitors. Based on this data, we believe that tivozanib’s tolerability profile has the potential to allow tivozanib to combine with PD-1 inhibitors more safely than other VEGFR TKIs.

In March 2017, we initiated enrollment in the TiNivo trial, a phase 1/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of advanced RCC. Bristol-Myers Squibb is supplying nivolumab for the TiNivo trial, and we are the trial sponsor. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. In June 2017, we successfully completed the phase 1 dose escalation portion of the trial, where tivozanib was administered in two escalating dose cohorts in combination with nivolumab at a constant 240 mg every 2 weeks (n=6). The combination was well tolerated to the full dose and schedule of single agent tivozanib, with no dose limiting toxicities and promising early signs of activity. The full dose tivozanib regimen of 1.5 mg daily for 21 days, followed by a 7 day rest period, was selected as the recommended phase 2 dose (RP2D) for the expansion portion of the trial. The phase 2 portion of the trial is expected to enroll up to an additional 20 subjects. Phase 1 safety results from the ongoing study will be submitted for presentation at an upcoming scientific meeting.

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

We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck.    We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with Cytosar® (cytarabine) in acute myeloid leukemia. In June 2017, preliminary results from both phase 1 trials were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. The study of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated a disease control rate, prolonged progression free and overall survival that compared favorably to historical controls, in addition to being well tolerated. A randomized, Phase 2, multicenter, investigator-initiated trial to confirm these findings is expected to initiate in the second half of 2017. The second study, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate.

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

We are seeking patent protection of our AV-353 platform, which was developed utilizing our research and development platform. In May 2017, we received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for composition of matter and method of use claims related to our AV-353 platform. The U.S. patent scheduled to issue from this application will expire December 19, 2032, with the potential for extension to December 19, 2037. We are currently seeking a partner to develop the AV-353 platform worldwide for the potential treatment of PAH.

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

EUSA

In December 2015, we entered into a license agreement with EUSA under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand for all diseases and conditions in humans, excluding non-oncologic eye conditions. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. With the exception of certain support to be provided by us prior to the grant of marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories.

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

In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us by $1.8 million plus accrued interest. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

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

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pursuant to the Biodesix Agreement, Biodesix was obligated to fund all costs of the FOCAL trial up to a cap of $15 million, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to share 50% of all the program costs from August 1, 2016 forward. In return for bearing 50% of the FOCAL shutdown costs after August 1, 2016, we will be entitled to recover an agreed multiple of the additional costs borne by us out of any income Biodesix receives from the partnership in connection with the licensing, development or commercialization of ficlatuzumab. We do not anticipate that these remaining costs will be material. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification. Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to our right to be the lead commercialization party.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances. Prior to any Opt-Out, the parties shall share equally in any payments received from a third party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third-party payments. The agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

The license agreement remains in effect until the later of 10 years after the date of first commercial sale of licensed therapeutic products in the last country in which a commercial sale is made, or expiration of the last-to-expire valid claim of the licensed patents, unless we elect, or St. Vincent’s elects, to terminate the license agreement earlier.

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

Financial Overview

We do not have a history of being profitable and, as of June 30, 2017, we had an accumulated deficit of $564.1 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

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

We expect that research and development expenses for the remainder of 2017 will remain at current levels as we seek to complete the TIVO-3 trial and continue to advance enrollment in the TiNivo trial.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months and six months ended June 30, 2017 and 2016:

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Tivozanib	$6,397	$5,273	$1,124	21%	$12,114	$10,257	$1,857	18%
AV-380 Program in Cachexia	15	38	(23)	-61%	1,820	464	1,356	292%
Ficlatuzumab	257	104	153	147%	487	353	134	38%
AV-203	—	9	(9)	-100%	—	79	(79)	-100%
Overhead	212	180	32	18%	416	423	(7)	-2%

Total research and development expenses	$6,881	$5,604	$1,277	23%	$14,837	$11,576	$3,261	28%

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus. Our licensee, EUSA, has submitted an application for marketing authorization for tivozanib for the treatment of RCC to the EMA. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within its licensed territories, excluding non-oncologic eye conditions. We continue to share the costs of development activities to which we and Astellas were committed at the time the Astellas partnership was terminated.

In May 2016, we initiated TIVO-3, an additional phase 3 trial of tivozanib vs. sorafenib. TIVO-3, which is expected to enroll approximately 322 patients in the refractory RCC setting, will use progression-free survival, or PFS, as the primary endpoint and OS as a secondary endpoint, and is designed to address the OS concerns presented in the June 2013 complete response letter from the FDA and to support a request for approval of tivozanib as a third-line treatment and as a first-line treatment. In June 2017, the TIVO-3 trial reached its enrollment target of 322 patients. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $16 million to $19 million through completion. We have also initiated the TiNivo trial in collaboration with Bristol-Myers Squibb, or BMS, which is providing nivolumab for the study. We are the study sponsor. The TiNivo trial is a phase 1/2 trial of tivozanib in combination with nivolumab, a PD-1 inhibitor, for the treatment of advanced RCC. We expect the total estimated remaining costs of this trial, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprised substantially all of the costs incurred during the six months ended June 30, 2017.

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

Ficlatuzumab

In April 2014, we entered into the Biodesix Agreement to develop and commercialize ficlatuzumab, our potent HGF inhibitory antibody. Pursuant to the agreement, Biodesix was to provide up to $15.0 million for the phase 2 FOCAL trial of ficlatuzumab in combination with erlotinib in first-line advanced non-small cell lung cancer patients selected using Biodesix’s proprietary companion diagnostic VeriStrat. In connection with the discontinuation of the FOCAL trial on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to fund 50% of the shutdown costs of the FOCAL trial after August 1, 2016. In return, we would be entitled to reimbursement at a multiple of such shutdown expenses out of any future revenues Biodesix receives from ficlatuzumab. All manufacturing and all non-FOCAL development, regulatory or commercial expenses for ficlatuzumab will continue to be equally shared, as provided in the original Biodesix Agreement. Due to the unpredictable nature of clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing. See “—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below. The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net, until the earlier of their exercise or expiration or upon the completion of a liquidation event. As of June 30, 2017, none of the PIPE Warrants had been exercised. We recorded non-cash losses of approximately $23.9 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively, and $24.4 million and $1.0 million in the six months ended June 30, 2017 and 2016, respectively, in our Statement of Operations attributable to the increases in the fair value of the warrant liability that resulted from higher stock prices as of June 30, 2017 relative to prior periods. In July 2017, 259,067 PIPE Warrants were exercised.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2016	March 31, 2017	June 30, 2017
Expected price volatility	76.25%	78.18%	79.01%	79.30%
Expected term (in years)	5.00	4.50	4.25	4.00
Risk-free interest rates	1.22%	1.93%	1.72%	1.72%
Stock price	$0.89	$0.54	$0.59	$2.22
Dividend yield	—	—	—	—

Interest Expense, Net

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation. Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2017, we are forecasting a net loss for the year ended December 31, 2017, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter, except for a $50,000 provision related to withholding taxes incurred in a foreign jurisdiction.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the six-month period ended June 30, 2017. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2017 and 2016

Revenue (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Novartis	15	—	15	100%	1,820	—	1,820	100%
CANbridge	—	28	(28)	-100%	500	1,028	(528)	-51%
EUSA	99	99	—	—%	198	197	1	1%
Ophthotech	87	29	58	200%	115	58	57	98%
Pharmstandard	—	37	(37)	-100%	—	75	(75)	-100%
Other	150	—	150	100%	250	38	212	558%

Total revenues	$351	$193	$158	82%	$2,883	$1,396	$1,487	107%

In 2017 as compared to 2016, revenue increased by $0.2 million in the three-month period and by $1.5 million in the six-month period.

The $1.5 million increase in revenue during the six-month period was principally due to a $1.8 million milestone in support of AV-380. In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us by $1.8 million plus accrued interest. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017 as the amount was fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

The $1.8 million increase in revenue under the Novartis arrangement was principally offset by $0.5 million in lower revenue under our collaboration and license agreement with CANbridge in 2017 as compared to 2016. In March 2016, we entered into the collaboration and license agreement with CANbridge and recognized the $1.0 million upfront payment as revenue. In March 2017, we recognized $0.5 million in revenue for a reimbursement payment received in connection with the validation of certain manufacturing development activities conducted by us prior to the effective date of the agreement.

Research and Development Expenses (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Tivozanib	$6,397	$5,273	$1,124	21%	$12,114	$10,257	$1,857	18%
AV-380 Program in Cachexia	15	38	(23)	-61%	1,820	464	1,356	292%
Ficlatuzumab	257	104	153	147%	487	353	134	38%
AV-203	—	9	(9)	-100%	—	79	(79)	-100%
Overhead	212	180	32	18%	416	423	(7)	-2%

Total research and development expenses	$6,881	$5,604	$1,277	23%	$14,837	$11,576	$3,261	28%

In 2017 as compared to 2016, research and development expenses increased in the three-month period by $1.3 million, principally due to a $1.1 million increase in tivozanib expenses, primarily related to the advancement of the TIVO-3 trial that commenced patient enrollment in May 2016 and completed the enrollment target of 322 patients in June 2017.

In 2017 as compared to 2016, research and development expenses increased in the six-month period by $3.3 million, principally due to a $1.8 million increase in tivozanib expenses, primarily related to the advancement of the TIVO-3 trial that commenced patient enrollment in May 2016 and completed the enrollment target of 322 patients in June 2017 and a $1.4 million increase in AV-380, primarily related to the net increase in milestone payments due to St. Vincent’s under our in-licensing agreement. In the first quarter of 2017, we recognized $1.8 million in research and development expense in connection with a time-based milestone obligation due to St. Vincent’s that was covered by Novartis on our behalf. In the first quarter of 2016, we recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

We anticipate that research and development expenses for the remainder of 2017 will remain at current levels as we seek to complete the TIVO-3 trial and continue to advance enrollment in the TiNivo trial.

Included in research and development expenses were stock-based compensation expenses of approximately $71 thousand and $0.1 million in the three and six months ended June 30, 2017, respectively, and $56 thousand and $0.2 million in the three and six months ended June 30, 2016, respectively.

General and Administrative Expenses (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
General and administrative expenses	2,302	1,731	571	33%	4,633	4,203	430	10%

In 2017 as compared to 2016, general and administrative expenses increased by $0.6 million and $0.4 million in the three-month and six-month periods, respectively, principally due to $0.4 million in higher legal fees in each of the periods. We anticipate that general and administrative expenses for the remainder of 2017 will remain at current levels.

Included in general and administrative expenses were stock-based compensation expenses of approximately $0.2 million and $0.4 million in each of the three-month and six-month periods ended June 30, 2017 and 2016, respectively.

Change in Fair Value of Warrant Liability (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Change in fair value of warrant liability	(23,925)	(996)	(22,929)	2302%	(24,409)	(996)	(23,413)	2351%

In 2017 as compared to 2016, the change in fair value of the warrant liability increased by $22.9 million and $23.4 million in the three-month and six-month periods, respectively, principally due to higher revaluations resulting from higher stock prices.

In May 2016, we issued warrants in connection with a private placement financing and recorded the warrants as a liability. These warrants are subject to revaluation at each balance sheet date. In the three months ended June 30, 2017, we recorded an approximate $23.9 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher stock price of $2.22 on June 30, 2017 in comparison to the stock price of $0.59 on

March 31, 2017. In the six months ended June 30, 2017, we recorded an approximate $24.4 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher stock price of $2.22 on June 30, 2017 in comparison to the stock price of $0.54 on December 31, 2016.

Interest Expense, net (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Interest expense, net	(530)	(468)	(62)	13%	(1,081)	(837)	(244)	29%

In 2017 as compared to 2016, interest expense, net increased by $0.1 million and $0.2 million in the three-month and six-month periods, respectively, principally attributable to the increase in the Hercules loan balance that resulted from the $5.0 million in loan proceeds borrowed under the 2016 Amendment in May 2016.

We anticipate that interest expense for the remainder of 2017 will increase as a result of the additional $5.0 million in loan proceeds borrowed from Hercules in June 2017.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $40.1 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(12,447)	$(14,909)
Net cash used in investing activities	(1,034)	(6,699)
Net cash provided by financing activities	29,245	20,305

Net increase (decrease) in cash and cash equivalents	$15,764	$(1,303)

Our operating activities used cash of $12.4 million and $14.9 million in 2017 and 2016, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $1.0 million and $6.7 million in 2017 and 2016, respectively. Cash used in investing activities was the net result of purchases of marketable securities, partially offset by the maturities of marketable securities.

Our financing activities provided cash of $29.2 million in 2017 and $20.3 million in 2016. During the six months ended June 30, 2017, we raised approximately $29.2 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, and $8.8 million from sales of 6.5 million shares of our common stock under our Sales Agreement with FBR and $5.0 million from additional borrowings under our Hercules loan agreement in June 2017. In May 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules loan agreement.

Public Offering

On March 31, 2017, we closed an underwritten public offering of 34.5 million shares of our common stock, including the exercise in full by the underwriter of its option to purchase 4.5 million shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of our executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates, a greater than 5% stockholder, purchased 6.0 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting underwriting discounts and estimated offering expenses payable by us. We sold these shares pursuant to the 2015 Shelf (as defined below).

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock, which we refer to as the PIPE Warrants. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of June 30, 2017, none of the PIPE Warrants had been exercised. In July 2017, Hercules exercised all 259,067 of their PIPE warrants. We issued Hercules 259,067 shares of our common stock and received approximately $0.3 million in cash proceeds.

At-The-Market Issuance Sales Agreement with FBR

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with FBR & Co. and MLV & Co. LLC, or together FBR, pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent. Sales of common stock through FBR may be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts to sell our common stock based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the Sales Agreement. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. We are required to pay FBR a commission of up to 3% of the gross proceeds. The Sales Agreement may be terminated by us at any time.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf. The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our then existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15.0 million of our common stock under the 2015 Shelf. The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. Through August 2015, we had sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, we sold approximately 6.5 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. No shares were sold between August 2015 and June 2017 under the Sales Agreement. Approximately $0.1 million remains available for sale under the Sales Agreement.

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

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in May 2016, in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. We were not required to commence principal payments on the $15.0 million loan until July 1, 2017, at which time we would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment includes a financial covenant that requires us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules. Because we are in compliance with the financial covenant at June 30, 2017, we have classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the adverse consequences of failure to comply with the financial covenant.

Under the 2016 Amendment, from March 1, 2017 through June 30, 2017, we could draw down an additional $5.0 million in funding upon confirmation by Hercules, in its reasonable discretion, that we achieved the following conditions: (i) satisfactory developmental progression on a minimum of two (2) clinical programs (other than the TIVO-3 trial) that are either managed directly by us or funded, in whole or in part, by us and (ii) having an unrestricted cash position greater than or equal to $25.0 million on the date of the draw down request. If we drew down the additional $5.0 million in funding, the commencement of principal payments on the aggregate $20.0 million loan balance would be deferred by six months from July 1, 2017 until January 1, 2018.

In June 2017, pursuant to the 2016 Amendment, we received the additional $5.0 million in loan proceeds from Hercules, which increased the aggregate outstanding principal balance under the Loan Agreement to $20.0 million and a six-month deferral in the commencement of principal payments. There was no change in the loan maturity date of December 2019. We are not required to commence principal payments on the $20.0 million loan until January 1, 2018, at which time we will be required to make 23 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through November 2019 and an approximate $5.3 million payment of principal and interest in December 2019, which represents approximately 26% of the entire $20.0 million loan. An additional end-of-term payment of approximately $0.1 million is due on December 1, 2019, which increases the total end-of-term payments under the 2016 Amendment to $0.3 million.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of June 30, 2017 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2017, we are in compliance with all of the financial covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the loan agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. During the six months ended June 30, 2017, we have raised approximately $29.2 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, and $8.8 million from sales of 6.5 million shares of our common stock under our Sales Agreement with FBR and $5.0 million from additional borrowings under our Loan Agreement with Hercules in June 2017. As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling approximately $40.1 million, working capital of $27.2 million and an accumulated deficit of $564.1 million.

We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $16 million to $19 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $41 million to $45 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.5 million through 2018. BMS is providing nivolumab for the study. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

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

Based upon our approximate $40.1 million in existing cash, cash equivalents and marketable securities as of June 30, 2017, we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

If the results from the TIVO-3 trial are not satisfactory to Hercules, our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Earn milestone payments pursuant to our collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings.

•	Continue to seek a partner to advance development of the AV-353 platform for the potential treatment of PAH.

There can be no assurance, however, that we will obtain results from the TIVO-3 trial that are satisfactory to Hercules or receive cash proceeds from any of these potential resources or to the extent cash proceeds are received those proceeds would be sufficient to maintain compliance with the financial covenant with Hercules for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

Under the new accounting standard, the future receipt of potential funding from our collaborators and other resources cannot be considered probable at this time because none of our current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within our control. Accordingly, substantial doubt is deemed to exist about our ability to continue as a going concern within one year after the date these financial statements are issued.

We believe that our approximate $40.1 million in cash, cash equivalents and marketable securities at June 30, 2017 would allow us to fund our planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings, and no further sales of equity under our Sales Agreement with FBR. This estimate also assumes no acceleration in repayment of our term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We will require additional funding to extend our planned operations and to maintain compliance with the financial covenant under our Loan Agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all then we may trigger an event of default under our Loan Agreement with Hercules and we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

Except for the additional $5 million in loan proceeds received in June 2017 under the Loan Agreement with Hercules, pursuant to the 2016 Amendment, there have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC, on March 22, 2017.

For more information, refer to “—Liquidity and Capital Resources—Credit Facilities” above and Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash, cash equivalents and marketable securities of $40.1 million. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term cash equivalents. Our cash equivalents and marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our cash equivalents until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

Our loans payable are subject to interest rate risk. As of June 30, 2017, our aggregate principal balance outstanding on our Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of June 30, 2017, the interest rate was 11.9%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the loan agreement as of June 30, 2017, and expected loan payments during 2018, we would have a decrease in future annual cash flows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of June 30, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs have appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to continue to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, the staff, or SEC Staff, of the United States Securities and Exchange Commission, or the Commission, served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the Commission filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, we consented to the entry of a final judgment pursuant to which we paid the Commission a $4.0 million civil penalty to settle the Commission’s claims against us. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty. The Commission’s action against our three former officers is still pending. We are not a party to the litigation between the SEC Staff and the former officers, and we can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to maintain compliance with our $10.0 million financial covenant under our Loan Agreement with Hercules. Based upon our approximate $40.1 million in existing cash, cash equivalents and marketable securities as of June 30, 2017, we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses of $33.3 million and $42.1 million for the three months and six months ended June 30, 2017, respectively, and, as of June 30 2017, had an accumulated deficit of $564.1 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib beyond our cash runway into 2018. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $16 million to $19 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $41 million to $45 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.5 million through 2018. BMS is providing nivolumab for the study

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a portion of sublicense revenue in certain instances.

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

In order to maintain compliance with the financial covenant under our loan agreement with Hercules, we will need to maintain a $10.0 million unrestricted cash balance until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. We believe that our approximate $40.1 million in cash, cash equivalents and marketable securities at June 30, 2017 would allow us to fund our planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings and no further sales of equity under our sales agreement with FBR. This estimate also assumes no acceleration in repayment of our term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We will require additional funding to extend our planned operations and to maintain compliance with the financial covenant under our Loan Agreement with Hercules until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

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

Risks Related to our Litigation

We and certain of our former officers have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

We and certain of our former officers, were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements in 2012 and 2013, concerning the development of our drug tivozanib and its prospects for FDA approval at that time. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015. The lead plaintiffs appealed the court’s decision to the United States Court of Appeals for the First Circuit and also filed a motion to vacate and reconsider the district court’s judgment, which we opposed. On January 3, 2017, the Court granted Plaintiffs’ motion to vacate the dismissal and judgment and Plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, Plaintiffs filed a third amended complaint alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs.

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA, the European regulatory authorities or any other comparable foreign regulatory agency may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. For example, our TIVO-1 trial met its primary endpoint for progression-free survival, or PFS, but showed a non-statistically significant trend favoring the control arm in overall survival, or OS. In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that there is no adverse effect on OS.

Subsequently, EUSA, our licensee, submitted a MAA for tivozanib for the treatment of RCC to the EMA in February 2016 based primarily on our existing dataset, which includes the results from the TIVO-1 trial combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC. Following an oral explanation to the CHMP in May 2017, the CHMP issued a positive opinion on June 23, 2017 recommending tivozanib (Fotivda®) to the European Commission for approval as first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naive following disease progression after one prior treatment with cytokine therapy for advanced RCC. The European Commission typically adheres to the recommendation of the CHMP, but is not obligated to do so. The European Commission is expected to make its final decision about 67 days from the date of the CHMP’s recommendation. We cannot predict the outcome of EUSA’s MAA submission for tivozanib.

If the FDA, European regulatory authorities or any other foreign regulatory body does not accept or approve any application to market and sell any of our product candidates, such regulators may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA, European regulatory authorities or any other regulatory agency to approve our applications for marketing and commercialization.

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

We do not have sales, marketing or distribution infrastructure. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, if not initiated sufficiently in advance of marketing approval, could delay any product launch. Conversely, the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Actelion Pharmaceuticals Ltd., Amgen, Inc., Arqule, Inc., AstraZeneca, Bayer HealthCare AG, Bristol-Myers Squibb, Eisai Co., Ltd., Eli Lilly and Company, Exelixis, Inc., Gilead Sciences, Inc., GlaxoSmithKline plc, GTx, Inc., Helsinn and XBiotech, Incyte Corporation, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck, Merrimack Pharmaceuticals, Inc., Novartis, OncoMed Pharmaceuticals, Inc., Pfizer Inc. and Roche Laboratories, Inc. are pursuing development in diseases we focus on or are currently developing or marketing pharmaceuticals that target VEGFR, HGF, ErbB3, Notch 3 or other pathways on which we may focus. It is probable that the number of companies seeking to develop competing products and therapies will increase.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies present additional competition for tivozanib in advanced RCC, and clinical trials for mono and combination therapies of PD-1/PD-L1 with other immune-oncology targets and VEGFR TKIs targeting RCC are in the pipeline. We are aware of several ongoing phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents in combination with other immune therapies for RCC. In addition, some competitors have planned pivotal phase 3 trials for combination of PD-1 inhibitors and IDO inhibitors in RCC.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to its arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on its own. For example, a research and exclusive option agreement with Ophthotech Corporation was terminated effective April 2017 after Ophthotech determined that it would not be able to move forward with the program. The agreement related to the development of tivozanib in non-oncologic eye diseases. Our current partner Biodesix can opt-out of its agreement with us at any time prior to the first commercial sale of ficlatuzumab, at which point Biodesix would not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical studies.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the U.S. under the Hatch-Waxman Act and by similar legislation in other countries (for example, Supplementary Protection Certificates, or SPCs, may be available to extend the term of European patent rights) for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced.

The patent rights that we exclusively license covering tivozanib are scheduled to expire from 2018 to 2023. The U.S. and European patents covering the molecule and its therapeutic use are scheduled to expire in 2022. In view of the length of time tivozanib has been in product development and under regulatory review, an extension of up to 5 years may be available via a patent term extension in the U.S. or via SPCs in Europe, which, if granted in full, would extend the terms of these patents until 2027. However, the length of the extensions could be less than we request, or no extension may be granted at all. If we are unable to obtain such extensions or the term of any such extension is less than we request, the period of time during which we can enforce our patent rights covering tivozanib or its use will be shortened, and our competitors may obtain approval to market a competing product sooner. As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, since our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors have been involved in a number of legal proceedings, including those described in Part II, Item 1 of this report under the heading “Legal Proceedings”. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our clinical development programs;

•	the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;

•	the implementation of restructuring and cost-savings strategies;

•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;

•	costs associated with lawsuits against us or other litigation in which we may become involved, including the current purported class action described in Part II, Item 1 of this report under the heading “Legal Proceedings”;

•	changes in our loan agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder; and

•	compliance with regulatory requirements.

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

At June 30, 2017, we had approximately $40.1 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, corporate debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

There is a possibility that our stock price may decline because of volatility of the stock market and general economic conditions.

Future sales of shares of our common stock, including shares issued upon the exercise of currently outstanding options and warrants, could negatively affect our stock price.

A substantial portion of our outstanding common stock can be traded without restriction at any time. Some of these shares are currently restricted as a result of securities laws, but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock. In addition, we have a significant number of shares that are subject to outstanding options and warrants. The exercise of these options or warrants and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

If we are unable to successfully remediate any material weaknesses in our internal control, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities.

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

On May 3, 2017, we entered into a Transition, Retirement and Release of Claims Agreement with Keith Ehrlich, our former Chief Financial Officer. On June 1, 2017, Matthew Dallas joined the Company as our new Chief Financial Officer. Following a one month transition period, Mr. Ehrlich retired from the Company at the end of June 2017.

Item 6.	Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 9, 2017	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of the Registrant, as amended					X

10.1	Transition, Retirement and Release of Claims Agreement, dated as of May 3, 2017, by and between the Registrant and Keith Ehrlich					X

10.2	Offer Letter, dated May 8, 2017, by and between the Registrant and Matthew Dallas	8-K	001-34655	May 17, 2017	10.1

10.3	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	June 27, 2017	99.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X