Form 10-Q
period 2017-09-30
AVEO PHARMACEUTICALS INC
filed 2017-11-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2017: 118,321,361

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,354	$15,096
Marketable securities	21,055	8,252
Accounts receivable	2,375	1,027
Clinical trial retainers	1,274	1,702
Other prepaid expenses and other current assets	470	238
Total current assets	41,528	26,315
Clinical trial retainers	165	940
Other assets	18	30
Total assets	$41,711	$27,285
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,941	$2,186
Accrued clinical trial costs and contract research	7,496	3,998
Other accrued liabilities	1,621	1,531
Loans payable, net of discount	4,920	2,124
Deferred revenue	395	510
Deferred research and development reimbursements	935	—
Other liabilities	540	—
Total current liabilities	17,848	10,349
Loans payable, net of current portion and discount	14,324	11,879
Deferred revenue	1,401	1,697
Deferred research and development reimbursements	459	—
Warrant liability (Note 7)	51,953	4,593
Other liabilities	300	690
Total liabilities	86,285	29,208
Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value: 250,000 shares authorized and 118,321 shares issued and outstanding at September 30, 2017; and 200,000 shares authorized and 75,863 shares issued and outstanding at December 31, 2016	118	76
Additional paid-in capital	545,774	519,911
Accumulated other comprehensive income (loss)	2	6
Accumulated deficit	(590,468)	(521,916)
Total stockholders’ deficit	(44,574)	(1,923)
Total liabilities and stockholders’ deficit	$41,711	$27,285

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration and licensing revenue	$4,614	$992	$7,497	$2,388
Operating expenses:
Research and development	4,666	4,444	19,503	16,020
General and administrative	2,101	2,141	6,734	6,344
	6,767	6,585	26,237	22,364
Loss from operations	(2,153)	(5,593)	(18,740)	(19,976)
Other expense, net:
Interest expense, net	(655)	(551)	(1,736)	(1,388)
Change in fair value of warrant liability	(23,538)	1,178	(47,947)	182
Other expense, net	(24,193)	627	(49,683)	(1,206)
Loss before provision for income taxes	(26,346)	(4,966)	(68,423)	(21,182)
Provision for income taxes	(51)	—	(101)	(100)
Net loss	$(26,397)	$(4,966)	$(68,524)	$(21,282)
Net loss per share — basic and diluted	$(0.22)	$(0.07)	$(0.67)	$(0.32)
Weighted average number of common shares outstanding	118,006	75,861	101,754	67,046

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(26,397)	$(4,966)	$(68,524)	$(21,282)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	4	18	(4)	31
Comprehensive loss	$(26,393)	$(4,948)	$(68,528)	$(21,251)

See accompanying notes.

  AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(68,524)	$(21,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	7
Stock-based compensation	774	829
Non-cash interest expense	391	331
Non-cash change in fair value of warrant liability	47,947	(182)
Amortization of premium and discount on investments	36	6
Changes in operating assets and liabilities:
Accounts receivable	(1,348)	3,651
Prepaid expenses and other current assets	196	(603)
Other noncurrent assets	787	(928)
Accounts payable	(245)	(246)
Accrued contract research	3,498	858
Other accrued liabilities	90	(615)
Settlement liability	—	(4,000)
Deferred revenue	(411)	(1,361)
Deferred research and development reimbursements	1,394	—
Other liabilities	—	(78)
Net cash used in operating activities	(15,415)	(23,613)
Investing activities
Purchases of marketable securities	(27,793)	(28,671)
Proceeds from maturities and sales of marketable securities	14,950	17,736
Purchases of property and equipment	—	(7)
Net cash used in investing activities	(12,843)	(10,942)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	21,294	14,846
Proceeds from issuance of common stock to related parties	3,210	525
Proceeds from issuance of stock for stock-based compensation arrangements	12	35
Proceeds from issuance of loan payable	5,000	—
Proceeds from issuance of loan payable and warrants	—	5,000
Debt issuance costs	—	(115)
Net cash provided by financing activities	29,516	20,291
Net increase (decrease) in cash and cash equivalents	1,258	(14,264)
Cash and cash equivalents at beginning of period	15,096	26,634
Cash and cash equivalents at end of period	$16,354	$12,370
Supplemental cash flow information
Cash paid for interest	$1,468	$1,088
Non-cash financing activity
Fair value of warrants issued in connection with long-term debt	—	$667
Fair value of warrants issued in connection with private placement	—	$9,344

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for renal cell carcinoma (“RCC”). Tivozanib (FOTIVDA®) is approved in the European Union, as well as Norway and Iceland, for the first line treatment of adult patients with advanced RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. In addition, the Company has entered into partnerships to fund the development and commercialization of its preclinical and clinical stage assets, including AV-203 and ficlatuzumab in oncology, AV-380 in cachexia, and tivozanib in oncology outside of North America. The Company is currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension (“PAH”).

    As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of September 30, 2017, the Company had cash, cash equivalents and marketable securities totaling approximately $37.4 million, working capital of $23.7 million and an accumulated deficit of $590.5 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development and the risk that it is unable to maintain compliance with its financial covenant pursuant to its loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”), which requires the Company to maintain unrestricted cash (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC (the “TIVO-3 trial”), with results that are satisfactory to Hercules. Non-compliance with the financial covenant would be considered an event of default that could result in Hercules, at its option, accelerating and demanding payment of all outstanding obligations together with a prepayment charge. Refer to Note 6 “Loans Payable” for a further description of the Company’s Loan Agreement.

During the nine months ended September 30, 2017, the Company raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of its common stock in March 2017, $8.8 million from sales of 6.5 million shares of its common stock under an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. and MLV & Co. LLC (together “FBR”) and $5.0 million in additional borrowings under its Loan Agreement with Hercules in June 2017, and $0.3 million in July 2017 from the issuance of 0.3 million shares of its common stock upon the exercise of 0.3 million warrants issued in connection with the May 2016 private placement (the “PIPE Warrants”). Refer to Notes 6 and 7.

Based upon the Company’s approximate $37.4 million in existing cash, cash equivalents and marketable securities as of September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA Pharma (UK) Limited (“EUSA”) in October 2017 for its election to opt-in to co-develop the Company’s combination trial in RCC with Opdivo ® (the “TiNivo trial”), the Company believes it has sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under its Loan Agreement with Hercules, the Company will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, the Company will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

•	Raise funding through the possible additional sales of the Company’s common stock, including public or private equity financings.
•	Partner AV-353 to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

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

The Company believes that its approximate $37.4 million in cash, cash equivalents and marketable securities at September 30, 2017, along with the $2.0 million research and development reimbursement payment received in October 2017 from EUSA for its election to opt-in to co-develop the Company’s TiNivo trial, would allow it to fund its planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone or royalty payments from its partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings and no further sales of equity under its Sales Agreement with FBR or through the exercise of its PIPE Warrants. This estimate also assumes no acceleration in repayment of the Company’s term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2017, and for the three months and nine months ended September 30, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2016 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 22, 2017.

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

The Company’s significant accounting policies related to revenue recognition and stock-based compensation are fully described in Note 3, “Significant Accounting Policies”, in the 2016 annual report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months and nine months ended September 30, 2017.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. Refer to Note 4 Collaborations and License Agreements regarding the specific application of the Company’s revenue recognition policies.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of September 30, 2017, PIPE Warrants exercisable for 259,067 shares of common stock had been exercised and PIPE Warrants exercisable for

17,383,415 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. Upon exercise, the PIPE Warrants are subject to revaluation just prior to the date of the warrant exercise and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net and the corresponding reduction in the warrant liability is recorded as additional paid-in capital in the Balance Sheet as a component of stockholder’s equity. The Company recorded non-cash losses of approximately $23.5 million and $47.9 million in the three months and nine months ended September 30, 2017, respectively, and non-cash gains of approximately $1.2 million and $0.2 million in the three months and nine months ended September 30, 2016, respectively, in its Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from higher stock prices as of September 30, 2017 and lower stock prices as of September 30, 2016 relative to prior periods. In the three months and nine months ended September 30, 2017, the Company recorded a reduction in the warrant liability, with a corresponding increase to additional paid-in capital, of approximately $0.6 million attributable to warrant exercises in the third quarter of 2017.

The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months and nine months ended September 30, 2017 (in thousands):

Fair value at January 1, 2017	$4,593
Increase in fair value	484
Fair value at March 31, 2017	$5,077
Increase in fair value	23,925
Fair value at June 30, 2017	$29,002
Increase in fair value	23,538
Reduction in warrant liability for PIPE Warrant exercises	(587)
Fair value at September 30, 2017	$51,953

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Expected price volatility	76.25%	78.18%	79.01%	79.30%	83.55%
Expected term (in years)	5.00	4.50	4.25	4.00	3.75
Risk-free interest rates	1.22%	1.93%	1.72%	1.72%	1.72%
Stock price	$0.89	$0.54	$0.59	$2.22	$3.65
Dividend yield	—	—	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017
Cash and cash equivalents:
Cash and money market funds	$14,515	$—	$—	$14,515
Corporate debt securities	1,839	—	—	1,839
Total cash and cash equivalents	16,354	—	—	16,354
Marketable securities:
Corporate debt securities due within 1 year	$17,560	$3	$(2)	$17,561
Government agency securities due within 1 year	3,493	1	—	3,494
Total marketable securities	21,053	4	(2)	21,055
Total cash, cash equivalents and marketable securities	$37,407	$4	$(2)	$37,409
December 31, 2016:
Cash and cash equivalents:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	1,005	—	—	1,005
Total cash and cash equivalents	15,096	—	—	15,096
Marketable securities:
Corporate debt securities due within 1 year	$8,246	$6	$—	$8,252
Total marketable securities	8,246	6	—	8,252
Total cash, cash equivalents and marketable securities	$23,342	$6	$—	$23,348

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains deposits in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the high credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument.

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

As of September 30, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper, and U.S. government agency securities. During the three months and nine months ended September 30, 2017, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of September 30, 2017, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability.

The fair value of the Company’s loans payable at September 30, 2017 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,515	$—	$—	$14,515
Corporate debt securities	—	1,839	—	1,839
Total cash and cash equivalents	$14,515	$1,839	$—	$16,354
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,561	$—	$17,561
U.S. government agency securities due within 1 year	—	3,494	—	3,494
Total marketable securities	$—	$21,055	$—	$21,055
Total cash, cash equivalents and marketable securities	$14,515	$22,894	$—	$37,409
Financial liabilities carried at fair value:
Warrant liability	$—	$—	$51,953	$51,953
Total warrant liability	$—	$—	$51,953	$51,953

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	—	1,005	—	1,005
Total cash and cash equivalents	$14,091	$1,005	$—	$15,096
Marketable securities:
Corporate debt securities due within 1 year		$8,252		$8,252
Total marketable securities	$—	$8,252	$—	$8,252
Total cash, cash equivalents and marketable securities	$14,091	$9,257	$—	$23,348
Financial liabilities carried at fair value:
Warrant liability	$—	$—	$4,593	$4,593
Total warrant liability	$—	$—	$4,593	$4,593

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for the three months and nine months ended September 30, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the three months and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Outstanding at September 30,
	2017	2016
Options outstanding	6,970	5,811
Warrants outstanding	17,383	19,453
	24,353	25,264

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

The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which requires the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. Refer to Note 8 “Stock Based-Compensation” for further discussion.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months and nine months ended September 30, 2017 and 2016, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$69	$56	$192	$238
General and administrative	222	149	582	591
	$291	$205	$774	$829

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2017, the Company is forecasting a net loss for the year ended December 31, 2017. The Company maintains a full valuation allowance on all deferred tax assets. For the nine months ended September 30, 2017, the Company recorded a $0.1 million provision for income taxes related to withholding taxes incurred in a foreign jurisdiction.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment in the United States. As of September 30, 2017, the Company has no net assets located outside of the United States.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) that will supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred by one year and will now be effective for annual and interim periods beginning after December 15, 2017. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt ASU 2014-09 on January 1, 2018 and anticipates using the modified retrospective method. The Company has made significant progress in its initial assessment of the potential effects the new standard will have on its active partnerships. During the fourth quarter of 2017, the Company plans to finalize its assessment over the impact that these standards may have on its results of operations, financial position and disclosures, as well as identifying any appropriate changes to its revenue recognition policies and internal controls.

     Under ASU 2014-09, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASU 2014-09, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014-09 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. To date, the Company has identified the following differences in accounting treatment for its collaboration agreements under ASU 2014-09:

•

The Company expects the accounting for contingent milestone payments under its collaboration agreements to change under ASU 2014-09.  Under ASC 605, the Company generally considers non-refundable preclinical research and development, clinical development and regulatory milestones that the Company expects to be achieved as a result of the Company’s efforts during the period of the Company’s performance obligations under its collaboration and license agreements to be substantive and recognizes them as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. ASU 2014-09 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASU 2014-09. Revenue from contingent milestone payments may be recognized earlier under ASU 2014-09 than under ASC 605, based on an assessment of the probability of achievement of the milestone event and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

•

ASU 2014-09 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

    Expected impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard. In connection with the adoption of these standards, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of withholding taxes. CANbridge has agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses incurred by the Company prior to the Effective Date with respect to AV-203. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017, net of foreign withholding taxes. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of September 30, 2017.

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

The Company recognized the two $0.5 million payments by CANbridge for the reimbursement of manufacturing development activities conducted by the Company prior to the Effective Date as revenue during each of the three months ended March 31, 2017 and September 30, 2017, respectively, as the amounts were fixed and determinable and non-refundable. In addition, the Company has no further performance obligations.

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

Under the license agreement, EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the license agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Medicines Agency (the “EMA”) for tivozanib (fotivda®) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial. As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study.

   The Company will be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. A percentage of any non-research and development milestone and royalty payments received by the Company is due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) as a sublicensing fee. The research and development reimbursement payments under the EUSA license agreement are not subject to sublicensing payment to KHK, subject to certain limitations.

EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. With the exception of certain support provided by the Company in connection with the application for marketing approval by the EMA, EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated the upfront consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.1 million and $0.3 million as revenue during each of the three months and nine months ended September 30, 2017 and 2016, respectively, related to the previously deferred upfront consideration.

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

      In August 2017, the European Commission (“EC”) approved tivozanib (fotivda®) for the treatment of adult patients with advanced RCC, as described above. Accordingly, the Company earned a $4.0 million research and development reimbursement payment upon the EMA approval in RCC that was paid by EUSA in September 2017. In the three months ended September 30, 2017, in accordance with ASC 605-28, Revenue Recognition—Milestone Method, the Company recognized the $4.0 million received from EUSA upon achievement of EMA approval as revenue as the underlying milestone was considered to be substantive.

                   In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its Licensed Territories. Upon exercise of its opt-in right, EUSA became responsible for funding 50% of the total estimated costs of the TiNivo trial, up to $2.0 million. EUSA’s opt-in rights were identified as a contingent deliverable at the inception of the arrangement and, because they did not contain a significant increment discount, were not considered as a deliverable in connection with the Company’s initial accounting for the EUSA arrangement. Accordingly, the Company evaluated EUSA’s exercise of its opt-in rights as a separate arrangement. The Company is accounting for the joint development activities relative to the TiNivo trial as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements because EUSA is an active participant in the ongoing TiNivo trial and is exposed to significant risk and rewards in connection with the activity. Payments from EUSA with respect to its share of TiNivo trial development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities. In September 2017, the Company recognized an approximate $0.6 million reduction in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs incurred as of September 30, 2017 as the TiNivo trial was ongoing at the time EUSA made its opt-in election and EUSA paid the $2.0 million maximum amount of cost sharing per the license agreement in advance. The remaining $1.4 million in prepaid cost sharing was classified as deferred research and development reimbursements as of September 30, 2017 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

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

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. As of September 30, 2017, the Company is eligible to receive up to $51.2 million in potential clinical and development milestone payments, up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan, and up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. If the product is commercialized, the Company would be eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits.

Certain milestones achieved by Novartis or timelines associated with the development plan would trigger milestone payment obligations from the Company to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) under the Company’s amended and restated license agreement with St. Vincent’s. In addition, specified royalties on approved products, if any, will be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally.

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

In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations to the Company under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. Novartis will reduce any subsequent payment obligations to the Company by $1.8 million plus accrued interest. The Company recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and the Company does not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to the Company under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement. No milestone payments have been earned as of September 30, 2017.

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

Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million was recognized. The Company recognized revenue of approximately $0.9 million in each of the three months and nine months ended September 30, 2016, respectively.

Ophthotech

In November 2014, the Company entered into a research and exclusive option agreement (the “Option Agreement”), with Ophthotech Corporation (“Ophthotech”) pursuant to which the Company provided Ophthotech an exclusive option to enter into a definitive license agreement whereby the Company would grant Ophthotech the right to develop and commercialize tivozanib outside of Asia and the Middle East for the potential diagnosis, prevention and treatment of non-oncologic diseases or conditions of the eye in humans. Ophthotech paid the Company $0.5 million in consideration for the grant of the option. In January 2017, Ophthotech formally notified the Company that it would not be able to develop tivozanib and exercised its right to terminate the Option Agreement effective April 3, 2017.

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and was recording the deferred revenue over the Company’s period of performance, which was estimated to be through December 2017. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.1 million was recognized. The Company recorded approximately $29 thousand and $87 thousand of revenue during the three months and nine months ended September 30, 2016, respectively, and $0 thousand and $115 thousand during the three months and nine months ended September 30, 2017, respectively.

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

In addition, the Company and Biodesix are funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

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

Activities under the Biodesix Agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The Biodesix Agreement includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; (ii) the Company’s obligation to participate in the joint steering committee; and (iii) the Company’s obligation to provide its existing supply of ficlatuzumab for development purposes. The Company concluded that any deliverables that would be delivered after the FOCAL trial is complete were contingent deliverables because these services are contingent upon the results of the FOCAL trial. As these deliverables were contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of September 30, 2017, no contingent deliverables had been provided by the Company.

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

The Company records the consideration earned in connection with the FOCAL trial and investigator-sponsored trials and drug manufacturing, which consists of reimbursements from Biodesix for expenses related to these trials and drug manufacturing, as a reduction to research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $26 thousand and $0.4 million during the three months ended September 30, 2017 and 2016, respectively, and by approximately $0.2 million and $1.9 million during the nine months ended September 30, 2017 and 2016, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of September 30, 2017.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.1 million at September 30, 2017.

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

Upon modifying the arrangement, the Company had $14.7 million of deferred revenue remaining to be amortized. The Company is not entitled to receive any further consideration from Biogen under the agreement, as amended. The Company allocated a portion of the remaining deferred revenue to the undelivered unit of accounting based upon the Company’s best estimate of the selling price, as the Company determined that neither vendor-specific objective evidence (“VSOE”) nor third-party evidence (“TPE”) were available. The Company determined the best estimate of the selling price to be approximately $0.6 million and recognized the remaining $14.1 million as collaboration revenue in March 2014. The deferred revenue associated with the undelivered unit of accounting was recognized on a straight-line basis over the period of performance, or through March 2016, when the Company executed its agreement with CANbridge. The Company recorded the final $38 thousand of revenue in the three months ended March 31, 2016.

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge. See “—CANbridge” herein for a further description of that arrangement.

In-License Agreements

St. Vincent’s

In July 2012, the Company entered into a license agreement with St. Vincent’s, under which the Company obtained an exclusive, worldwide license to research, develop, manufacture and commercialize products for human therapeutic, preventative and palliative applications that benefit from inhibition or decreased expression or activity of GDF15, which is also referred to as MIC-1. Under the agreement, the Company has the right to grant sublicenses subject to certain restrictions. Under the license agreement, St. Vincent’s also granted the Company non-exclusive rights for certain related diagnostic products and research tools.

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

Kyowa Hakko Kirin (KHK)

In December 2006, the Company entered into a license agreement with KHK under which it obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers in all potential indications. Its exclusive license covers all territories in the world except for Asia and the Middle East, where KHK has retained the rights to tivozanib. Under the license agreement, the Company obtained exclusive rights in its territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. The Company and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the license agreement.

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

The Company has upfront, milestone and royalty payment obligations to KHK under the license agreement. Upon entering into the license agreement with KHK, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the US Food and Drug Administration (“FDA”) of the Company’s 2012 New Drug Application (“NDA”) filing for tivozanib. Each milestone under the KHK agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK if the Company files an NDA with the FDA following the completion of the TIVO-3 clinical trial. If the Company obtains approval for tivozanib in the U.S., the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK license relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the approval from the EMA of tivozanib (fotivda®) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-R&D payments the Company may receive from EUSA pursuant to the EUSA agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties.

The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Professional fees	$518	$464
Compensation and benefits	882	891
Other	221	176
Total	$1,621	$1,531

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

In May 2016, pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. The Company was not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50. The 2016 Amendment includes a financial covenant that requires the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that are satisfactory to Hercules. Because the Company was in compliance with the financial covenant at September 30, 2017, the Company has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 for the potential adverse consequences of not complying with the financial covenant in future periods.

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

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.8 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (11.9% as of September 30, 2017).

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

In connection with the Company’s May 2016 private placement (refer to Note 7), Hercules purchased 259,067 units for cash proceeds of $0.2 million to the Company. This purchase was separate from the $2.0 million equity purchase option under the Loan Agreement. Each unit in the May 2016 private placement included one share of the Company’s common stock and a PIPE Warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants. The Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the Loan Agreement. The Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the Loan Agreement, the related liens or the priority thereof. As of September 30, 2017, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of September 30, 2017 are as follows (amounts in thousands):

Year Ending December 31:
2017 (remaining 3 months)	$602
2018	9,828
2019	14,123
24,553
Less amount representing interest	(3,713)
Less unamortized discount	(756)
Less deferred charges	(840)
Less loans payable current, net of discount	(4,920)
Loans payable, net of current portion and discount	$14,324

(7) Common Stock

In June 2017, the Company amended its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 50,000,000 from 200,000,000 shares to 250,000,000 shares. The amendment was adopted by the Board of Directors in April 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017.

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

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. As of September 30, 2017, there were PIPE Warrants outstanding and exercisable for 17,383,415 shares of common stock.

ATM Sales Agreement

In February 2015, the Company entered into an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. and MLV & Co. (together “FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its Sales Agreement with FBR to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. Through August 2015, the Company sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, the Company sold approximately 6.5 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. No shares were sold between August 2015 and June 2017, and between July 2017 and September 2017 under the Sales Agreement.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of September 30, 2017, there were 4,121,855 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,858,678	$2.31
Granted	2,728,135	$0.93
Exercised	(13,541)	$0.90
Forfeited	(603,477)	$1.01
Outstanding at September 30, 2017	6,969,795	$1.88	7.51	$16,620,000
Exercisable at September 30, 2017	3,280,003	$2.85	6.13	$6,881,000

Stock options to purchase 220,774 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at September 30, 2017.

The aggregate intrinsic value is based upon the Company’s closing stock price of $3.65 on September 30, 2017.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended September 30,
	2017	2016
Volatility factor	79.03%	73.60% - 73.94%
Expected term (in years)	6.25	6.25
Risk-free interest rates	2.06%	1.07% - 1.22%
Dividend yield	—	—

Nine Months Ended September 30,
	2017	2016
Volatility factor	71.82% - 79.03%	73.26% - 74.47%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.84% - 2.10%	0.94% - 1.38%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In July 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to July 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $0.63 and $0.67, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, the Company included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which the Company estimated based upon actual historical forfeitures. The forfeiture estimates were recognized over the requisite service period of the awards on a straight-line basis. The Company used a forfeiture rate of 76% during the nine months ended September 30, 2016.

As of September 30, 2017, there was $2.1 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.5 years.

(9) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of its former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which the Company opposed. On January 3, 2017, the Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, the Company filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, the Company filed its response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017. On October 5, 2017, the parties jointly moved for a 45 day stay in discovery as they continue to explore the possibility of settlement. The Court granted the stay on October 11, 2017. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to continue to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense, that a settlement will be reached or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 3, 2013, the staff, or SEC Staff, of the United States Securities and Exchange Commission (the “Commission”) served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the Commission filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the Commission’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the Commission a $4.0 million civil penalty to settle the Commission’s claims against it. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. The Commission’s action against the Company’s three former officers is still pending. The Company is not a party to the litigation between the SEC Staff and the former officers, and the Company can make no assurance regarding the outcome of that action or the Commission’s claims against those individuals.

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

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. Our proprietary platform has delivered unique insights into cancer and related diseases. Our strategy is to leverage these biomarker insights and partner resources to advance the development of our clinical pipeline. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC. In addition, we have entered into partnerships to fund the development and commercialization of our preclinical and clinical stage assets, including AV-203 and ficlatuzumab in oncology, AV-380 in cachexia, and tivozanib in oncology outside of North America. We are currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Based upon our approximate $37.4 million in existing cash, cash equivalents and marketable securities as of September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA in October 2017 for its election to opt-in to co-develop our PD-1 combination trial in RCC with Opdivo ® (the “TiNivo trial”), we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules, we will need to maintain $10.0 million in unrestricted cash (defined as cash and liquid cash, including marketable securities) until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, colorectal and breast cancers. In 2006, we acquired the exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.

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

European Marketing Authorization Application by EUSA: In December 2015, we entered into a license agreement with EUSA Pharma (UK) Limited, or EUSA, under which we granted EUSA the right to develop and commercialize tivozanib for all diseases and conditions in humans, excluding non-oncologic eye conditions, in Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand. EUSA submitted a marketing authorization application, or MAA, for tivozanib for the treatment of RCC to the European Medicines Agency, or EMA, in February 2016. The MAA was based primarily on our existing dataset, which includes the results from the TIVO-1 clinical trial of tivozanib in the first-line treatment of RCC, combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC.  On May 17, 2017, EUSA completed an oral explanation to the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA. On June 23, 2017, the CHMP issued an opinion recommending tivozanib for approval as a first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naive following disease progression after one prior treatment with cytokine therapy for advanced RCC. On August 23, 2017, the European Commission granted marketing authorization to EUSA for tivozanib for the first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC in all 28 countries of the European Union, Norway, Iceland and Liechtenstein.  Tivozanib will be sold under the brand name FOTIVDA®.

RCC Third Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment and treatment of patients in a phase 3 trial of tivozanib in the third-line treatment of patients with refractory RCC, which we refer to as the TIVO-3 trial. The TIVO-3 clinical trial was designed to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA and to support a request for regulatory approval of tivozanib in the United States as a third-line treatment and as a first-line treatment for advanced RCC. Our trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial of approximately 322 subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies one of which must have been a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting a potentially evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and objective response rate. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, patients who progress in one therapy are not offered the opportunity to cross over to the other therapy. The TIVO-3 trial has passed two semi-annual safety data assessments. In June 2017, the TIVO-3 trial reached its enrollment target of 322 patients, more than two months ahead of our initial guidance. In October 2017, we successfully passed a pre-planned interim futility analysis for TIVO-3. Based on the results of the futility analysis, which were reviewed by an independent statistician, the study continued as planned without modification.  We expect to receive and report topline data from the TIVO-3 trial in the first quarter of 2018.

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

In March 2017, we initiated enrollment in a phase 1/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of advanced RCC, which we refer to as the TiNivo trial. We are sponsoring the trial, for which Bristol-Myers Squibb, or BMS, has supplied nivolumab. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1 portion of the trial enrolled six patients. In June 2017, we successfully completed the phase 1 dose escalation portion of the trial, where tivozanib was administered in two escalating dose cohorts in combination with nivolumab at a constant 240 mg every 2 weeks. The full dose tivozanib regimen of 1.5 mg daily for 21 days, followed by a 7-day rest period, was selected as the recommended phase 2 dose (RP2D) for the expansion portion of the trial.

On November 3, 2017, we presented the results from the phase 1 portion of the phase 1/2 TiNivo trial at the 16th International Kidney Cancer Symposium. The ongoing phase 1 portion of the trial demonstrated that the combination of tivozanib and nivolumab was well tolerated to the full dose and schedule of single agent tivozanib, with no dose limiting toxicities.  The results also demonstrated promising early signs of potential efficacy, with 67% of patients demonstrating a partial response (PR), and a 100% disease control rate (PR + stable disease).  Five out of six patients remain on study therapy. Enrollment of approximately 20 patients in the Phase 2 portion is ongoing.  We expect to receive and report phase 2 data from the TiNivo trial in the first half of 2018.

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

We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, or HNSCC.  We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with Cytosar® (cytarabine) in acute myeloid leukemia. In June 2017, preliminary results from both phase 1 trials were presented at the 2017 American Society of Clinical Oncology (ASCO) Annual Meeting. The study of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated a disease control rate, prolonged progression free and overall survival that compared favorably to historical controls, in addition to being well tolerated. A randomized, Phase 2, multicenter, investigator-initiated trial to confirm these findings is expected to initiate in the fourth quarter of 2017. The second study, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory acute myeloid leukemia or AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate. We and Biodesix are also funding an investigator-sponsored clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

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

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15 a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, and other diseases. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome. AV-380 focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

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

In August 2015, we entered into a license agreement under which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. Novartis has informed us that the AV-380 program development continues, but that timelines for development are uncertain. In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s.

AV-353 Platform

The AV-353 platform includes a number of potent inhibitory antibody candidates specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases and neurodegenerative conditions. Publications, including Nature Medicine (2009), have implicated the Notch 3 pathway in PAH, a rare and life-threatening disorder that affects approximately 250,000 people worldwide (Global Data 2016 PAH Opportunity Analyzer; 2012 Decision Resources PAH Report) and is caused by enlargement of the arterial walls in small arteries between the heart and the lungs, resulting in restricted blood flow. Currently, no known cure for PAH exists. Existing treatments for PAH have focused on controlling symptoms by avoiding vasoconstriction and increasing vasodilation of blood vessels but have not reversed the underlying cause of the disease. However, the results of a recently concluded preclinical research study conducted at the University of California at San Diego (and recently presented in a poster at the November 2016 American Heart Association meeting) using one of our anti-Notch3 antibody candidates, generated preclinical data that supports the ability of the antibody to potentially reverse the thickening of vascular smooth muscle cells, which would represent a disease-modifying approach to treatment. A manuscript of the results is being prepared for submission to a peer-reviewed journal.

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

Strategic Partnerships

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in humans and animals in all countries other than the United States, Canada and Mexico. Under the terms of the CANbridge Agreement, if we determine to grant a license to any ErbB3 inhibitory antibody in the United States, Canada or Mexico, we are obligated to first negotiate with CANbridge for the grant to CANbridge of a license to such rights. The parties have both agreed not to directly or indirectly develop or commercialize any other ErbB3 inhibitory antibody product during the term of the CANbridge Agreement other than pursuant to the CANbridge Agreement.

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

Pursuant to the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016. CANbridge also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017, net of foreign withholding taxes. We are also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen Idec, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

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

Under the license agreement, EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the license agreement in 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA for tivozanib (fotivda®) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We would be entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. Thirty percent of any non-research and development related milestones and royalty payments we receive is due to KHK as a sublicensing fee under our license agreement with KHK. The research and development reimbursement payments under the EUSA license agreement are not subject to sublicensing payment to KHK, subject to certain limitations.

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

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $51.2 million in potential clinical milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential sales based milestone payments based on annual net sales of such products. If the product is commercialized, we would be eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. Novartis has responsibility under the license agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the license agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory. Certain milestones achieved by Novartis would trigger milestone payment obligations from us to St. Vincent’s, under our amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products, if any, will be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

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

We have the right to terminate the agreement on six months’ notice if we terminate our GDF15 research and development programs as a result of the failure of a licensed therapeutic product in preclinical or clinical development, or if we form the reasonable view that further GDF15 research and development is not commercially viable, and we are not then in breach of any of our obligations under the agreement. If we form the reasonable view that further GDF15 research and development is not commercially viable and terminate the agreement before we start a phase 1 clinical trial on a licensed therapeutic product, we will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

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

Kyowa Hakko Kirin

In December 2006, we entered into a license agreement with KHK under which we obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers in all potential indications. Our exclusive license covers all territories in the world except for Asia and the Middle East, where KHK has retained the rights to tivozanib. Under the license agreement, we obtained exclusive rights in our territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. We and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the license agreement.

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

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to our license agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KHK license relating to rights we retain. We are required to pay KHK a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the EMA of tivozanib (fotivda®) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above.

We are also required to pay tiered royalty payments on net sales we make of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country.

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

Financial Overview

We do not have a history of being profitable and, as of September 30, 2017, we had an accumulated deficit of $590.5 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

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

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix and Astellas for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We expect that research and development expenses for the remainder of 2017 and in 2018 will remain at current levels as we seek to complete the TIVO-3 trial and continue to advance enrollment in the TiNivo trial.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Tivozanib	$4,351	$4,024	$327	8%	$16,465	$14,126	$2,339	17%
AV-380 Program in Cachexia	15	—	15	100%	1,835	464	1,371	295%
Ficlatuzumab	43	210	(167)	-80%	530	714	(184)	-26%
AV-203	—	—	—	-%	—	76	(76)	-100%
Overhead	257	210	47	22%	673	640	33	5%
Total research and development Expenses	$4,666	$4,444	$222	5%	$19,503	$16,020	$3,483	22%

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus. Our licensee, EUSA, recently obtained EMA approval for tivozanib (FOTIVDA®) in RCC. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within its licensed territories, excluding non-oncologic eye conditions.

The TIVO-3 trial was initiated in May 2016 and reached its enrollment target of 322 patients in June 2017. We enrolled an additional 29 patients in July 2017 and August 2017 for a total of 351 patients. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $12 million to $15 million through completion. In March 2017, we initiated the TiNivo trial in collaboration with BMS, which is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and to share in approximately 50% of the total trial costs up to a maximum of $2.0 million. We expect the total estimated remaining costs of this trial, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprised substantially all of the costs incurred during the nine months ended September 30, 2017.

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

Ficlatuzumab

In April 2014, we entered into the Biodesix Agreement to develop and commercialize ficlatuzumab, our potent HGF inhibitory antibody. Pursuant to the agreement, Biodesix was to provide up to $15.0 million for the phase 2 FOCAL trial of ficlatuzumab in combination with erlotinib in first-line advanced non-small cell lung cancer patients selected using Biodesix’s proprietary companion diagnostic VeriStrat. In connection with the discontinuation of the FOCAL trial on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to fund 50% of the shutdown costs of the FOCAL trial after August 1, 2016. In return, we would be entitled to reimbursement at a multiple of such shutdown expenses out of any future revenues Biodesix receives from ficlatuzumab. All manufacturing and all non-FOCAL development, regulatory or commercial expenses for ficlatuzumab, including investigator-sponsored clinical trials, will continue to be equally shared, as provided in the original Biodesix Agreement. Due to the unpredictable nature of clinical development, we are unable to estimate with any certainty the costs we will incur in the future development of ficlatuzumab.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, pre-commercialization activities, auditing and tax services. We anticipate that our general and administrative expenses for the remainder of 2017 and in 2018 will remain at current levels.

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing. See “—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below. The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. Upon exercise, the PIPE Warrants are subject to revaluation just prior to the date of the warrant exercise and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net and the corresponding reduction in the warrant liability is recorded as additional paid-in capital in the Balance Sheet as a component of stockholder’s equity. As of September 30, 2017, PIPE Warrants exercisable for 259,067 of the shares of common stock had been exercised and PIPE Warrants exercisable for 17,383,415 shares of common stock were outstanding.

We recorded non-cash losses of approximately $23.5 million and $47.9 million in the three months and nine months ended September 30, 2017, respectively, and non-cash gains of approximately $1.2 million and $0.2 million in the three months and nine months ended September 30, 2016, respectively, in our Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from higher stock prices as of September 30, 2017 and lower stock prices as of September 30, 2016, relative to prior periods. In the three months and nine months ended September 30, 2017, we recorded a reduction in the warrant liability, with a corresponding increase to additional paid-in capital, of approximately $0.6 million attributable to warrant exercises in the third quarter of 2017.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Expected price volatility	76.25%	78.18%	79.01%	79.30%	83.55%
Expected term (in years)	5.00	4.50	4.25	4.00	3.75
Risk-free interest rates	1.22%	1.93%	1.72%	1.72%	1.72%
Stock price	$0.89	$0.54	$0.59	$2.22	$3.65
Dividend yield	—	—	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2017, we are forecasting a net loss for the year ended December 31, 2017, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter, except for a $0.1 million provision related to withholding taxes incurred in a foreign jurisdiction.

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

Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies during the nine-month period ended September 30, 2017. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2017 and 2016

Revenue (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
EUSA	$4,099	$99	$4,000	4040%	$4,297	$296	$4,001	1352%
Novartis	15	—	15	100%	1,835	—	1,835	100%
CANbridge	500	—	500	100%	1,000	1,028	(28)	-3%
Ophthotech	—	29	(29)	-100%	115	87	28	32%
Pharmstandard	—	864	(864)	-100%	—	939	(939)	-100%
Other	—	—	—	—	250	38	212	558%
Total revenues	$4,614	$992	$3,622	365%	$7,497	$2,388	$5,109	214%

In 2017 as compared to 2016, revenue increased by $3.6 million in the three-month period and by $5.1 million in the nine-month period.

The $3.6 million increase in revenue during the three-month period was principally due to the $4.0 million research and development reimbursement payment by EUSA upon the EMA approval of tivozanib (fotivda®) in RCC and a $0.5 million reimbursement payment by CANbridge in connection with manufacturing development activities conducted by us prior to the effective date of the license agreement, partially offset by $0.8 million in the acceleration of deferred revenue that was recognized upon the effective termination of our licensing agreement with Pharmstandard in September 2016.

The $5.1 million increase in revenue during the nine-month period was principally due to the $4.0 million research and development reimbursement payment by EUSA upon the EMA approval of tivozanib (fotivda®) in RCC and a $1.8 million milestone in support of AV-380, partially offset by $0.8 million in the acceleration of deferred revenue that was recognized upon the effective termination of our licensing agreement with Pharmstandard in September 2016. In February 2017, Novartis agreed to pay us $1.8 million out of its future payment obligations to us under the license agreement. The funds were provided in order to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us by $1.8 million plus accrued interest. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017 as the amount was fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million plus accumulated interest, but does not amend any other terms of the Novartis license agreement.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Tivozanib	$4,351	$4,024	$327	8%	$16,465	$14,126	$2,339	17%
AV-380 Program in Cachexia	15	—	15	100%	1,835	464	1,371	295%
Ficlatuzumab	43	210	(167)	-80%	530	714	(184)	-26%
AV-203	—	—	—	-%	—	76	(76)	-100%
Overhead	257	210	47	22%	673	640	33	5%
Total research and development Expenses	$4,666	$4,444	$222	5%	$19,503	$16,020	$3,483	22%

In 2017 as compared to 2016, research and development expenses increased in the three-month period by $0.2 million, principally due to a $0.3 million net increase in tivozanib expenses, partially offset by $0.2 million in lower ficlatuzumab expenses, primarily related to the discontinuation of the FOCAL trial in October 2016.

The $0.3 million net increase in tivozanib expenses included an increase of $0.9 million, primarily related to the advancement of the TIVO-3 and TiNivo trials, partially offset by a $0.6 million reduction related to cost sharing provided by EUSA in connection with the TiNivo trial. In September 2017, upon EUSA’s election to opt-in to co-develop the TiNivo trial, we recognized an approximate $0.6 million reduction in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs incurred as of September 30, 2017 as the TiNivo trial was ongoing at the time EUSA made its opt-in election and EUSA paid the $2.0 million maximum amount of its cost sharing per the license agreement in advance. The remaining $1.4 million in prepaid cost sharing was classified as deferred research and development reimbursements as of September 30, 2017 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

In 2017 as compared to 2016, research and development expenses increased in the nine-month period by $3.5 million, principally due to a $2.3 million net increase in tivozanib expenses, primarily related to the advancement of the TIVO-3 and TiNivo trial, and a $1.4 million increase in AV-380, primarily related to the net increase in milestone payments due to St. Vincent’s under our in-licensing agreement. These increases were partially offset by $0.2 million in lower ficlatuzumab expenses, primarily related to the discontinuation of the FOCAL trial in October 2016.

The $2.3 million net increase in tivozanib expenses included an increase of $2.9 million, primarily related to the advancement of the TIVO-3 and TiNivo trials, partially offset by a $0.6 million reduction related to cost sharing provided by EUSA in connection with the TiNivo trial, as described above. The $1.4 million increase in AV-380 is principally due to $1.8 million in research and development expense that was recognized in the first quarter of 2017 in connection with a time-based milestone obligation due to St. Vincent’s that was covered by Novartis on our behalf.  In the first quarter of 2016, we recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

We anticipate that research and development expenses for the remainder of 2017 and in 2018 will remain at current levels as we seek to complete the TIVO-3 trial and continue to advance enrollment in the TiNivo trial.

Included in research and development expenses were stock-based compensation expenses of approximately $0.1 million and $0.2 million in each of the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
General and administrative expenses	$2,101	$2,141	$(40)	-2%	$6,734	$6,344	$390	6%

In 2017 as compared to 2016, general and administrative expenses decreased by $40 thousand in the three-month period and increased by $0.4 million in the nine-month period. The increase in the nine-month period was principally due to $0.5 million in higher legal fees. We anticipate that general and administrative expenses for the remainder of 2017 and in 2018 will remain at current levels.

Included in general and administrative expenses were stock-based compensation expenses of approximately $0.2 million and $0.6 million in each of the three-month and nine-month periods ended September 30, 2017 and 2016, respectively.

Change in Fair Value of Warrant Liability (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Change in fair value of warrant liability	$(23,538)	$1,178	$(24,716)	-2098%	$(47,947)	$182	$(48,129)	-26445%

In 2017 as compared to 2016, the change in fair value of the warrant liability increased by $24.7 million and $48.1 million in the three-month and nine-month periods, respectively, principally due to higher revaluations resulting from higher stock prices.

In May 2016, we issued warrants in connection with a private placement financing and recorded the warrants as a liability. These warrants are subject to revaluation at each balance sheet date. In the three months ended September 30, 2017, we recorded an approximate $23.5 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher stock price of $3.65 on September 30, 2017 in comparison to the stock price of $2.22 on June 30, 2017. In the nine months ended September 30, 2017, we recorded an approximate $47.9 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher stock price of $3.65 on September 30, 2017 in comparison to the stock price of $0.54 on December 31, 2016.

Interest Expense, net (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2017	2016	$	%	2017	2016	$	%
Interest expense, net	$(655)	$(551)	$(104)	19%	$(1,736)	$(1,388)	$(348)	25%

In 2017 as compared to 2016, interest expense, net increased by $0.1 million and $0.3 million in the three-month and nine-month periods, respectively, principally attributable to the increase in the Hercules loan balance that resulted from the $5.0 million in loan proceeds borrowed under the 2016 Amendment in each of May 2016 and June 2017.

We anticipate that interest expense for the remainder of 2017 will remain at current levels and begin to decrease in 2018 following the commencement of principal payments that are scheduled to commence in January 2018.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of September 30, 2017, we had cash, cash equivalents and marketable securities of approximately $37.4 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(15,415)	$(23,613)
Net cash used in investing activities	(12,843)	(10,942)
Net cash provided by financing activities	29,516	20,291
Net increase (decrease) in cash and cash equivalents	$1,258	$(14,264)

Our operating activities used cash of $15.4 million and $23.6 million in 2017 and 2016, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $12.8 million and $10.9 million in 2017 and 2016, respectively. Cash used in investing activities was the net result of purchases of marketable securities, partially offset by the maturities of marketable securities.

Our financing activities provided cash of $29.5 million in 2017 and $20.3 million in 2016. During the nine months ended September 30, 2017, we raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, $8.8 million from sales of 6.5 million shares of our common stock under our Sales Agreement with FBR and $5.0 million from additional borrowings under our Hercules Loan Agreement in June 2017 and $0.3 million in July 2017 from the issuance of 0.3 million shares of our common stock upon the exercise of 0.3 million warrants issued in connection with the May 2016 private placement (the “PIPE Warrants”). In May 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules Loan Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock, which we refer to as the PIPE Warrants. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and we issued Hercules 259,067 shares of our common stock and received approximately $0.3 million in cash proceeds. As of September 30, 2017, there were PIPE Warrants outstanding and exercisable for 17,383,415 shares of common stock.

At-The-Market Issuance Sales Agreement with FBR

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the Sales Agreement, with FBR & Co. and MLV & Co. LLC, or together FBR, pursuant to which we could issue and sell shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to an effective shelf registration statement on Form S-3. We agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf. The 2015 Shelf covers the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our then existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the Sales Agreement to provide for the offering, issuance and sale of up to $15.0 million of our common stock under the 2015 Shelf. The prior at-the-market offering initiated under the original Sales Agreement expired along with the 2012 Shelf. Through August 2015, we had sold approximately 5.9 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, we sold approximately 6.5 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. No shares were sold between August 2015 and June 2017, and July 2017 and September 2017 under the Sales Agreement.

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

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in May 2016, in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the Loan Agreement to $15.0 million. We were not required to commence principal payments on the $15.0 million loan until July 1, 2017, at which time we would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment includes a financial covenant that requires us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules. Because we are in compliance with the financial covenant at September 30, 2017, we have classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments. Refer to Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the adverse consequences of failure to comply with the financial covenant.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of September 30, 2017 was 11.9%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in this loan and security agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2017, we are in compliance with all of the financial covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. During the nine months ended September 30, 2017, we have raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, $8.8 million from sales of 6.5 million shares of our common stock under our Sales Agreement with FBR and $5.0 million from additional borrowings under our Loan Agreement with Hercules in June 2017 and $0.3 million in July 2017 from the issuance of 0.3 million shares of our common stock upon the exercise of 0.3 million PIPE Warrants issued in connection with the May 2016 private placement. As of September 30, 2017, we had cash, cash equivalents and marketable securities totaling approximately $37.4 million, working capital of $23.7 million and an accumulated deficit of $590.5 million.

We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $12 million to $15 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $41 million to $45 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2019. BMS is providing nivolumab for the study. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

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

Based upon our approximate $37.4 million in existing cash, cash equivalents and marketable securities as of September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA in October 2017 for its election to opt-in to co-develop our TiNivo trial, we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued.

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

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings.
•	Partner AV-353 to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

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

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern., or ASU 2015-14. Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. We adopted this standard at December 31, 2016.

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

We believe that our approximate $37.4 million in cash, cash equivalents and marketable securities at September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA in October 2017 for its election to opt-in to co-develop our TiNivo trial, would allow us to fund our planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone or royalty payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings, and no further sales of equity under our Sales Agreement with FBR or through the exercise of our PIPE Warrants. This estimate also assumes no acceleration in repayment of our term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash, cash equivalents and marketable securities of $37.4 million. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of September 30, 2017, our aggregate principal balance outstanding on our Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 11.9% and an amount equal to 11.9% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of September 30, 2017, the interest rate was 11.9%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the Loan Agreement as of September 30, 2017, and expected loan payments during 2018, we would have a decrease in future annual cash flows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) concluded that as of September 30, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013. On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between January 3, 2012 and May 1, 2013. This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and after a second round of briefing and oral argument, the court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the district court’s judgment, which we have opposed. On January 3, 2017, the Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of shareholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017. On October 5, 2017, the parties jointly moved for a 45 day stay in discovery as they continue to explore the possibility of settlement. The Court granted the stay on October 11, 2017. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to continue to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense, that a settlement will be reached or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to maintain compliance with our $10.0 million financial covenant under our Loan Agreement with Hercules. Based upon our approximate $37.4 million in existing cash, cash equivalents and marketable securities as of September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA in October 2017 for its election to opt-in to co-develop our TiNivo trial, we believe that we have sufficient cash on hand to support operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. However, in order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain $10.0 million in unrestricted cash until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses of $26.4 million and $68.5 million for the three months and nine months ended September 30, 2017, respectively, and, as of September 30, 2017, had an accumulated deficit of $590.5 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib beyond our cash runway. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $12 million to $15 million through 2018. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $41 million to $45 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS, including tivozanib drug supply and distribution, could be in the range of $2.0 million to $2.5 million through 2019. BMS is providing nivolumab for the study

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a portion of sublicense revenue in certain instances.

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

In order to maintain compliance with the financial covenant under our Loan Agreement with Hercules, we will need to maintain a $10.0 million unrestricted cash balance until the completion of the TIVO-3 trial, with results that are satisfactory to Hercules. If the results from the TIVO-3 trial are not satisfactory to Hercules, we will need additional capital to maintain compliance with this financial covenant for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. We believe that our approximate $37.4 million in cash, cash equivalents and marketable securities at September 30, 2017, along with the $2.0 million research and development reimbursement payment received from EUSA in October 2017 for its election to opt-in to co-develop our TiNivo trial, would allow us to fund our planned operations into the fourth quarter of 2018. This estimate assumes no receipt of milestone or royalty payments from our partners or related payment of potential licensing milestones to third parties, no additional funding from new partnership agreements, no additional equity financings, no debt financings and no further sales of equity under our sales agreement with FBR or through the exercise of our PIPE Warrants. This estimate also assumes no acceleration in repayment of our term loan with Hercules that could result due to an event of default for non-compliance with the $10.0 million financial covenant. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

Other than the European marketing approval for tivozanib received by our partner EUSA in August 2017, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We and certain of our former officers were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleges that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements in 2012 and 2013, concerning the development of our drug tivozanib and its prospects for FDA approval at that time. The lawsuit seeks unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015. The lead plaintiffs appealed the court’s decision to the United States Court of Appeals for the First Circuit and also filed a motion to vacate and reconsider the district court’s judgment, which we opposed. On January 3, 2017, the Court granted the plaintiffs’ motion to vacate the dismissal and judgment and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017. On October 5, 2017, the parties jointly moved for a 45 day stay in discovery as they continue to explore the possibility of settlement. The Court granted the stay on October 11, 2017. The lawsuit seeks unspecified damages, interest, attorney’s fees, and other costs. However, there is no assurance that the Company will be successful in its defense, that a settlement will be reached or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.

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

If preclinical or clinical trials of any product candidates that we or our collaborators may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we or our collaborators may incur additional costs or delays, or may be unable to complete, the development and commercialization of these product candidates.

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

Preclinical and clinical testing is expensive, is difficult to design and implement, and can take many years to complete. It is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development, as well as failure to demonstrate efficacy at all in a clinical trial or across a broad population of patients, the occurrence of adverse events that are medically severe or commercially unacceptable, failure to comply with protocols or regulatory requirements and determination by the applicable regulatory authority that a product candidate may not continue development or is not approvable. Even if a product candidate has a beneficial effect, that effect may not be detected during preclinical or clinical evaluation due to a variety of factors, including the size, duration, design, measurements, conduct or analysis of our preclinical and clinical trials. Conversely, as a result of the same factors, our preclinical or clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our preclinical or clinical trials we may fail to detect toxicity or intolerability of our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.

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

Adverse events or undesirable side effects caused by, or other unexpected properties of, tivozanib or our other product candidates could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt preclinical or clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

Results of early clinical trials may not be predictive of results of later clinical trials.

The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results and analyses of clinical trials, such as those recently announced in our TIVO-3 and TiNivo trials, do not necessarily predict success once the trial is complete. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that there is no adverse effect on OS.

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

We may not obtain marketing approvals for our product candidates.

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of advanced RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that there is no adverse effect on OS. Our current TIVO-3 trial was designed to address the OS concerns from the TIVO-1 trial presented in the June 2013 complete response letter from the FDA.  However, the TIVO-3 trial could fail to achieve its endpoints, or could be rejected by the FDA as a basis for marketing approval for another reason.

If the FDA or other comparable foreign regulatory agency does not accept or approve any application to market and sell any of our product candidates, such regulators may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or other Foreign regulatory agency to approve our applications for marketing and commercialization.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib in advanced RCC. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC, and the data for these combination studies may support applications for marketing approval.

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

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for tivozanib, EUSA Pharma, is currently in the process of seeking reimbursement approval for tivozanib in the countries in which tivozanib has been approved. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

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

Although we plan to continue to rely on these third parties to conduct our ongoing and any future clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current Good Manufacturing Practices, or cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. For example, a research and exclusive option agreement with Ophthotech Corporation related to the development of tivozanib in non-oncologic eye diseases was terminated effective April 2017 after Ophthotech determined that it would not be able to move forward. Our current partner Biodesix and our other licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several recent events have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the U.S. The new patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a new post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharmaceutical industry will be affected by such changes in the patent system. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our collaborators must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to annually report to Centers for Medicare and Medicaid Services, or CMS, (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) certain physician ownership or investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers.

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

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on our business are highly uncertain in many respects.

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

At September 30, 2017, we had approximately $37.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, corporate debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

AVEO PHARMACEUTICALS, INC.

Date: November 7, 2017	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer