Form 10-K
period 2017-12-31
AVEO PHARMACEUTICALS INC
filed 2018-03-13
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34655

AVEO PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Broadway, 14th Floor

Cambridge, Massachusetts 02142

(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (617) 588-1960

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based on the last reported sale price of the common stock on the Nasdaq Capital Market at the close of business on June 30, 2017, was $218,171,452

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2018 were 118,867,471.

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors, including risks relating to:

•	our ability to maintain our third-party collaboration agreements and our ability, and the ability of our licensees, to achieve development and commercialization objectives under these arrangements;
•	our ability, and the ability of our licensees, to demonstrate to the satisfaction of applicable regulatory agencies the safety, efficacy and clinically meaningful benefit of our product candidates;
•	our ability to successfully enroll and complete clinical trials of our product candidates, including our TIVO-3 trial;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our product candidates;
•	our ability to obtain and maintain adequate protection for intellectual property rights relating to our product candidates and technologies;
•	developments, expenses and outcomes related to our ongoing stockholder litigation;
•	our ability to successfully implement our strategic plans;
•	our ability to raise the substantial additional funds required to achieve our goals;
•	unplanned capital requirements;
•	adverse general economic and industry conditions;
•	competitive factors;

•	our ability to continue as a going concern; and
•	those risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report.

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

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need.  Our strategy is to retain North American rights to our oncology portfolio while securing partners in development and commercialization outside of North America. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC. We have entered into partnerships to fund the development and commercialization of our preclinical and clinical stage assets, including AV-203 and ficlatuzumab in oncology and AV-380 in cachexia. Tivozanib (FOTIVDA®), which we have outlicensed outside of North America, is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with advanced RCC, or aRCC, and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC. We are currently seeking a partner to develop our AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2017, we had approximately $33.5 million in existing cash, cash equivalents and marketable securities. In the first quarter of 2018 to-date, we have raised an additional approximate $1.9 million in net funding. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. For a further discussion of our liquidity, please refer to Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in non-oncologic ocular conditions. In 2006, we acquired the exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.  In 2015, we entered into a license agreement with EUSA Pharma (UK) Limited, or EUSA, under which we granted EUSA the right to develop and commercialize tivozanib for all diseases and conditions in humans, excluding non-oncologic eye conditions, in Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand.

Clinical and Regulatory Development in RCC

RCC First-line Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial, which we refer to as the TIVO-1 trial, comparing the efficacy and safety of tivozanib with sorafenib (Nexavar®), an approved therapy, for first-line treatment of RCC. The trial met its primary endpoint for progression-free survival, or PFS, with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib and 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in overall survival, or OS, with a final median OS for the tivozanib treatment arm of 28.2 months and a final median OS for the sorafenib arm of 30.8 months. We believe that the imbalance in subsequent therapy combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib.

In 2012, we submitted a NDA to the U.S. Food and Drug Administration, or FDA, seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of aRCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with aRCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib arm in the TIVO-1 first-line RCC trial. The final results showed a median PFS of 11.0 months, a median OS of 21.6 months and an ORR of 18%, demonstrating the clinically meaningful activity of tivozanib in a VEGFR treatment refractory population.  We presented the final results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting.

European Marketing Approval: Our licensee EUSA submitted a marketing authorization application, or MAA, for tivozanib for the treatment of RCC to the European Medicines Agency, or EMA, in February 2016. The MAA was based primarily on the results from the TIVO-1 clinical trial of tivozanib in the first-line treatment of RCC, combined with the TIVO-1 extension trial, and one phase 1 and two phase 2 trials in RCC.  On May 17, 2017, EUSA completed an oral explanation to the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA. On June 23, 2017, the CHMP issued an opinion recommending tivozanib for approval as a first-line treatment of adult patients with aRCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naive following disease progression after one prior treatment with cytokine therapy for aRCC.

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the European Union, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA.  FOTIVDA is approved for the first-line treatment of adult patients with aRCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC.

In November 2017, EUSA commercially launched FOTIVDA with the initiation of product sales in Germany.  In February 2018, the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, published a Final Appraisal Determination recommending FOTIVDA for the first-line treatment of adult patients with aRCC.  This positive recommendation allows for reimbursement approval of FOTIVDA in the UK.  EUSA is in the process of applying for reimbursement approval in additional European countries.

RCC Third Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment and treatment of patients in a phase 3 trial of tivozanib in the third-line treatment of patients with aRCC, which we refer to as the TIVO-3 trial. The TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. Our intention is to seek regulatory approval in the United States for tivozanib based on results from the TIVO-3 study as a third-line treatment for RCC. In addition, we plan to seek approval in the first-line using these data together with the results from the TIVO-1 trial. Our TIVO-3 trial design, which we reviewed with the FDA, provided for a randomized, controlled, multi-center, open-label phase 3 clinical trial randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, patients who progress in one therapy are not offered the opportunity to cross over to the other therapy.

The TIVO-3 trial has enrolled a total of 351 patients and has passed three semi-annual safety data assessments.  In October 2017, we successfully passed a pre-planned interim futility analysis for TIVO-3. Based on the results of the futility analysis, which were reviewed by an independent statistician, the trial continued as planned without modification.  We expect to receive and report topline data from the TIVO-3 trial (including PFS and preliminary OS data) in the second quarter of 2018, approximately 8-10 weeks after the 255th event (progression determined by an independent radiology committee or death) is reported.

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In recent clinical trials, VEGFR TKI and immune checkpoint (PD-1) inhibitor combinations have shown promising efficacy in treating aRCC. However, several combinations of non-specific VEGFR TKIs with anti-PD-1 antibodies have encountered toxicity levels that we believe have challenged or prohibited such VEGFR TKIs from safely combining with PD-1 inhibitors for RCC treatment, or required them to combine at reduced doses, which can potentially reduce efficacy. In our clinical trials, tivozanib has demonstrated lower rates of key potential overlapping toxicities with PD-1 inhibitors. Based on this data, we believe that tivozanib’s tolerability profile may allow tivozanib to combine with PD-1 inhibitors with improved tolerability.

In March 2017, we initiated enrollment in a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of aRCC, which we refer to as the TiNivo trial. The phase 1b/2 trial enrolled a total of 28 patients. We are sponsoring the trial, for which Bristol-Myers Squibb, or BMS, has supplied nivolumab. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the trial enrolled six patients. In June 2017, we successfully completed the phase 1 dose escalation portion of the trial, where oral tivozanib was administered in two escalating dose cohorts in combination with intravenous nivolumab at a constant 240 mg every two weeks. The full dose tivozanib regimen of 1.5 mg daily for 21 days, followed by a 7-day rest period, was selected as the recommended phase 2 dose for the expansion portion of the trial.  On November 3, 2017, the results from the phase 1b portion of the phase 1b/2 TiNivo trial were presented at the 16th International Kidney Cancer Symposium of the Kidney Cancer Association. The phase 1b portion of the trial demonstrated that the combination of tivozanib and nivolumab was well tolerated to the full dose and schedule of single agent tivozanib, with no dose limiting toxicities.

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented the preliminary results from the phase 2 portion of the trial on 27 of the 28 patients with available data at the 2018 ASCO Genitourinary Cancers Symposium.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 44% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in 14 patients treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab and enrolled at least four months prior to the data cutoff date. Of these, seven had received at least one prior systemic therapy and seven were treatment naive. An ORR was observed in 64% of patients (partial responses), and a disease control rate (partial response + stable disease) was observed in 100% of patients. At the time of data collection, 11 of 14 evaluable patients remained on study.

Following the receipt of these preliminary results in the TiNivo trial, we and our development partner EUSA intend to explore further development of tivozanib as a combination therapy with immune checkpoint inhibitors.

Clinical Development in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Cancer Institute presented data from a multicenter, investigator-sponsored phase 1b/2 trial of tivozanib in previously untreated patients with advanced, unresectable hepatocellular carcinoma (HCC). The data were presented at the 2018 ASCO Gastrointestinal Cancers Symposium.  The phase 1b/2 trial was one of several studies funded by a grant provided to the National Comprehensive Cancer Network by AVEO.

The trial, designed to evaluate the safety and efficacy of tivozanib in advanced HCC, enrolled a total of 21 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3+3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg daily for 21 days followed by 7 days off drug, with inter-patient escalation to 1.5 mg daily or de-escalation to 0.5 mg daily based on cumulative dose-limiting toxicities (DLT). Tivozanib at 1.0 mg daily had no DLTs and was selected for the phase 2 expansion portion.

Of 19 evaluable patients in the phase 2 portion of the trial, at a median follow up of 16.9 months, the trial’s primary endpoint of median PFS and PFS at week 24 were 5.5 months and 47%, respectively. A partial response was seen in 4 of 19 patients (21%) and stable disease (SD) in 8 of 19 patients (42%), for a disease control rate of 63%. OS at 6 and 12 months was 58% and 25%, respectively, with a median OS of 7.5 months. Notably, four patients have maintained SD for over two years. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment. Tivozanib was generally well tolerated at 1.0 mg daily, with adverse events consistent with those observed in previous tivozanib trials.

We plan to explore the further development of tivozanib in HCC, both as a monotherapy and potentially as a combination therapy.

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

Development in HNSCC.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, or HNSCC.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of 12 patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center.  The phase 2 trial is expected to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with Cytosar® (cytarabine) in acute myeloid leukemia, or AML. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. The phase 2 portion is ongoing and expected to enroll ten additional patients.

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer (PDAC). The goal of the trial, which is based on preclinical findings demonstrating a synergistic effect of these drugs in a preclinical model of PDAC, is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and progression free survival. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, is expected to enroll approximately 30 patients.

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab. The expansion of the ficlatuzamab clinical program would require the manufacturing of additional clinical supplies.

AV-203

AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1, or NRG1 (also known as heregulin), levels predict AV-203 anti-tumor activity. We have completed a phase 1 dose escalation trial of AV-203, which established a recommended phase 2 dose, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy. In 2014, the expansion cohort of this trial was discontinued to conserve capital resources.

In March 2016, we entered into a collaboration and license agreement with CANbridge Life Sciences Ltd., or CANbridge, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries other than the United States, Canada and Mexico. CANbridge has completed work to optimize the manufacturing of AV-203, and in December 2017, CANbridge filed an IND application in China in order to initiate clinical trials of AV-203. Subject to the decision by the Chinese regulatory authorities regarding CANbridge’s IND application, CANbridge expects that AV-203 will reenter the clinic in 2018.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15 a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, anorexia nervosa and other diseases. We believe that AV-380 represents a unique approach to treating cachexia because it addresses key underlying mechanisms of the syndrome. AV-380 focuses on a significant area of patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

We have established preclinical proof-of-concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of an OS benefit. We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models and have completed cell line development.

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

AV-353 Platform

The AV-353 platform includes a number of potent inhibitory antibody candidates specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases and neurodegenerative conditions. Publications, including Nature Medicine (2009), have implicated the Notch 3 pathway in PAH, a rare and life-threatening disorder that affects approximately 250,000 people worldwide (Global Data 2016 PAH Opportunity Analyzer; 2012 Decision Resources PAH Report) and is caused by thickening of the arterial walls in small arteries between the heart and the lungs, resulting in restricted blood flow. Currently, no known cure for PAH exists. Existing treatments for PAH have focused on controlling symptoms by avoiding vasoconstriction and increasing vasodilation of blood vessels but have not reversed the underlying cause of the disease. However, the results of a preclinical research study conducted at the University of California at San Diego and presented in a poster at the November 2016 American Heart Association meeting using one of our anti-Notch3 antibody candidates generated preclinical data that supports the ability of the antibody to potentially reverse the thickening of vascular smooth muscle cells, which would represent a disease-modifying approach to treatment.

We are currently seeking a partner to develop the AV-353 platform worldwide for the potential treatment of PAH.

Competition

The biotechnology and pharmaceutical industries are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Roche Laboratories, Inc., or Roche, Pfizer Inc., or Pfizer, Bayer HealthCare AG, or Bayer, Amgen, Inc., Eli Lilly and Company, or Lilly, GlaxoSmithKline plc, or GSK, Xbiotech Inc., Novartis, BMS, Merck & Co., Merrimack Pharmaceuticals, Inc., Arqule, Inc., Exelixis, Inc., Eisai Co., Ltd., Merck KGaA and AstraZeneca plc are pursuing the development or are currently marketing pharmaceuticals that target VEGF, HGF, ErbB3, Notch 3 or other pathways that could compete with our development candidates in oncology, cachexia, age-related macular degeneration, or AMD, and PAH. It is probable that the number of companies seeking to develop products and therapies for the treatment of unmet needs in the lives of people with cancer, cachexia, AMD, and PAH will increase.

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

Tivozanib

There are currently eleven FDA-approved drugs in oncology which target the VEGF receptors. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor TKIs. Nexavar (sorafenib) and Stivarga (regorafenib) are marketed by Bayer, Sutent (sunitinib) and Inlyta (axitinib) are marketed by Pfizer, and Votrient (pazopanib) is marketed by Novartis. Most of these approved VEGF TKIs are not specific to VEGFR 1, 2 and 3. Nexavar is approved for aRCC and unresectable HCC. Stivarga is approved for refractory metastatic colorectal cancer, or mCRC, and refractory gastrointestinal stromal tumors, or GIST. Sutent is approved for aRCC, GIST, and progressive, well-differentiated pancreatic neuroendocrine tumors. Inlyta is approved for aRCC after failure of one prior systemic therapy. Votrient is approved for aRCC and advanced soft tissue sarcoma after prior chemotherapy. Caprelsa (vandetanib), marketed by Sanofi Genzyme is approved for advanced medullary thyroid cancer, Lenvima (lenvatinib) marketed by Eisai is approved for differentiated thyroid cancer, and RCC following one prior anti-angiogenic therapy in combination with everolimus, and Cabometyx (cabozantinib), marketed by Exelixis, is approved for RCC.

Avastin (bevacizumab), marketed by Roche/Genentech, Inc., is a monoclonal antibody approved for intravenous administration in combination with other anti-cancer agents for the treatment of mCRC and ovarian cancer, cervical cancer, non-squamous non-small cell lung cancer, and metastatic RCC in combination with interferon alfa. It is also approved as a monotherapy for the treatment of glioblastoma in patients with progressive disease following prior therapy. Zaltrap (zif-aflibercept), marketed by Sanofi S.A. and Regeneron Pharmaceuticals, Inc., is a VEGF-trap molecule that binds to multiple circulating VEGF factors, and is approved in combination with standard chemotherapy agents for treatment of second line metastatic CRC. Cyramza (ramucirumab), marketed by Lilly, is an antibody that binds to the VEGF-2 receptor that is approved for the treatment of advanced gastric or gastro-esophageal junction adenocarcinoma as monotherapy or in combination with paclitaxel, metastatic CRC in combination with FOLFIRI and in combination with docetaxel for the treatment of NSCLC.

Many of the approved VEGF pathway inhibitor agents are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway.

In addition, the emergence of anti-PD-1/PD-L1 and anti CTLA-4 antibodies present additional competition for tivozanib in aRCC. For example, Opdivo (nivolumab), marketed by BMS, is an approved anti-PD-1 for second line RCC. Additional clinical trials that are testing mono and combination therapies of PD-1/PD-L1 with other immuno-oncology targets and VEGF TKIs targeting RCC are underway.  We are aware of several ongoing phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with anti-angiogenic agents or other immune therapies for RCC. Positive phase 3 trial results have recently been announced from CheckMate-214, a Bristol-Myers Squibb trial combining nivolumab and ipilimumab vs sunitinib in first line RCC, and also for the phase 3 IMmotion151 combination trial of bevacizumab and atezolizumab vs sunitinib in first line RCC.  If approved, these combinations could present additional competition for tivozanib.

Ficlatuzumab

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway. The agents exclusively targeting this pathway include Lilly’s c-Met receptor antibody LY-2875358, currently in multiple phase 2 trials. In addition, Roche has conducted multiple phase 3 trials for a c-Met receptor antibody onartuzumab (MetMAb/ 5D5 Fab). Roche announced that an independent data monitoring committee recommended that its phase 3 trial of onartuzumab in second and third line NSCLC be stopped due to lack of efficacy. ArQule, Inc. and Daiichi Sankyo, Inc., under a collaboration agreement, completed a phase 3 trial of ARQ-197 (tivantinib) in liver cancer that failed to meet its primary endpoint.

Other marketed or late clinical-stage drugs which target the HGF/c-Met pathway, though not exclusively, include Pfizer’s PF-2341066 (Xalkori, crizotinib), Exelixis Inc.’s XL-184 (Cometriq/Cabometyx, cabozantinib), Mirati Therapeutics’ (formerly MethylGene) MGCD-265, Eisai Co. Ltd.’s E-7050 (golvatinib), Exelixis Inc.’s and GSK’s XL-880 (foretinib), Incyte Corp.’s and Novartis’s INCB-028060 and Sanofi-Aventis U.S. LLC’s SAR-125844, EMD Serono, Inc.’s MSC2156119J, Amgen BioPharma’s AMG-337 and AMG-208, Lilly’s merestinib (LY2801653), Les Laboratoires Servier SAS’s S-49076, AstraZeneca and Hutchison MediPharma Limited’s savolitinib, Merck KGaA’s tepotinib, AbbVie Inc.’s ABT-700, Deciphera Pharmaceuticals, LLC’s altiratinib, Betta Pharmaceuticals Co., Ltd.’s BPI-9016 and Bristol-Myers Squibb Company’s and Aslan Pharmaceuticals’ BMS-777607.

AV-203

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor, including Merrimack Pharmaceuticals, Inc.’s MM-121, which is currently in phase 2 clinical development in heregulin positive NSCLC, and Daiichi Sankyo, Inc.’s and Amgen, Inc.’s patritumab (AMG-888), which recently entered phase 2 clinical development for head and neck cancer and metastatic breast cancer. Other clinical-stage ErbB3-specific competitors include Roche’s RG-7116, Novartis’s elgemtumab, Regeneron’s REGN1400, GSK’s GSK-2849330, Merus N.V.’s MCLA-128, AstraZeneca’s sapitinib, Celldex Therapeutics Inc.’s KTN-3379 and Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib and sirotinib. Clinical stage competitors targeting ErbB3 in addition to other targets include Roche’s MEHD7945A, and Merrimack Pharmaceuticals MM-111 and MM-141.

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

Pursuant to the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016. CANbridge also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017, net of foreign withholding taxes. We are also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us, excluding upfront and reimbursement payments, is due to Biogen Idec International GmbH, or Biogen Idec, as a sublicensing fee under our option and license agreement, up to $50 million, with Biogen dated March 18, 2009, as amended.

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

EUSA

In December 2015, we entered into a license agreement with EUSA under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa, Australasia and New Zealand for all diseases and conditions in humans, excluding non-oncologic eye conditions. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories. In September 2017, EUSA elected to exercise an opt-in right under the license agreement to co-develop the TiNivo trial, and we and EUSA have announced our intention to further collaborate in future development activities for tivozanib across our territories.

Under the license agreement, EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the license agreement in 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that trial.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. In February 2018, EUSA obtained reimbursement approval from the NICE in the United Kingdom in first line RCC. Accordingly, we earned a $2.0 million milestone payment that was received from EUSA in March 2018. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany.

The research and development reimbursement payments under the EUSA license agreement are not subject to the 30% sublicensing fee to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

Novartis

In August 2015, we entered into a worldwide license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies that bind to GDF15. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide.

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

In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us, if any, by the $1.8 million. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement by the $1.8 million, but does not amend any other terms of the Novartis license agreement.

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

Under the Biodesix Agreement, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to our right to be the lead commercialization party.  Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances. Prior to any Opt-Out, the parties shall share equally in any payments received from a third-party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third-party payments. The agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

In September 2016, we and Biodesix announced the termination of the FOCAL trial, a phase 2 proof-of-concept clinical trial of ficlatuzumab in which VeriStrat was used to select clinical trial subjects. We and Biodesix are currently funding investigator sponsored trials of ficlatuzumab, alone and in combination, in HCCN, AML and pancreatic cancer.

In addition, we and Biodesix are funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

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

In connection with entering into the original license agreement with St. Vincent’s in July 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s pursuant to which we made a $1.5 million upfront payment to St. Vincent’s. Under our license agreement with St. Vincent’s, we are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product. We are required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory. In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties.  The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

The U.S. patent covering the tivozanib molecule and its therapeutic use is expected to expire in 2022.  However, in view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which, if a five-year extension were to be granted, would extend the term of this patent to 2027.  In addition, Supplementary Protection Certificates (SPCs) have been filed in over 15 European countries, including, Belgium, Denmark, France, Germany, Great Britain, Italy, Netherlands, Spain, and Switzerland, for the corresponding patent in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.

KHK has filed an International (PCT) patent application directed to a new invention corresponding to a formulation for tivozanib with ophthalmologic applications.  Pursuant to the KHK license agreement, we have exclusive, sub-licensable rights to this new invention and the corresponding know-how outside of Asia and the Middle East.

Ficlatuzumab

With respect to our anti-HGF platform, including ficlatuzumab, we have six U.S. patents covering our anti-HGF antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies.  With respect to our anti-HGF platform we have:

•	U.S.: 6 granted patents with expirations ranging from 2027 to 2028
•	Europe: 1 granted patent expiring in 2027
•	Japan: 2 granted patents expiring in 2027
•	Canada: 1 granted patent expiring in 2027
•	Australia: 1 granted patent expiring in 2027

AV-203

With respect to our anti-ErbB3 platform, including AV-203, we have four U.S. patents and two pending U.S. patent applications covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using our anti-ErbB3 antibodies, which are expected to expire from 2031 to 2032.  With respect to our anti-ErbB3 platform we have:

•	U.S.: 4 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Europe: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Japan: 2 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Canada: 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Australia: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032

Anti-GDF15 Antibodies

With respect to our anti-GDF15 platform, we have exclusively licensed certain patent rights from St. Vincent’s, which include a granted U.S. patent directed to a method of increasing appetite and/or body weight upon administering an effective amount of an anti-GDF15 antibody (patent expiration 2029).

With respect to the licensed patent rights, we have:

•	U.S.: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2025 to 2029
•	Europe: 1 granted patent, and 1 pending patent application, if granted, expiring in 2025
•	Japan: 2 granted patents expiring in 2025
•	Canada: 1 granted patent expiring in 2025
•	Australia: 1 granted patent expiring in 2025

In addition, we also own two issued U.S. patents and a pending U.S. patent application covering our anti-GDF15 antibodies and methods of treating cachexia and inhibiting loss of muscle mass associated with cachexia using our anti-GDF15 antibodies.  These patents and patent application, if granted, would be expected to expire in 2033.  We also have three pending U.S. patent applications directed to methods of treating or preventing congestive heart failure or chronic kidney disease using an anti-GDF15 antibody, and methods of treating a subject with cancer anorexia-cachexia syndrome with an anti-cancer agent and an anti-GDF antibody.  These patent applications, if granted, would be expected to expire in 2035.

With respect to our GDF15 platform, we have:

•	U.S.: 2 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Europe: 4 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Japan: 3 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Canada: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Australia: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035

AV-353 Platform

With respect to our AV-353 platform, we own an issued U.S. patent, a non-provisional U.S. patent application, and an International (PCT) patent application covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies.  The issued U.S. patent and non-provisional U.S. patent application, if granted, would be expected to expire in 2033, whereas the International (PCT) patent application, if nationalized in the U.S. and granted, would be expected to expire in 2037.

With respect to our AV-353 platform, we have:

•	U.S.: 1 granted patent, and 1 pending patent application, if granted, expiring in 2033
•	Europe: 1 pending patent application expiring, if granted, in 2033
•	International (PCT): 1 pending patent application, which if nationalized and granted, will expire in 2037

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. For example, SPCs have been filed in over 15 European countries for the patent covering the tivozanib molecule, which, if granted, could extend the term of the patent in each of those European countries up to 2027.

Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of oncology and filing patent applications potentially relevant to our business. With regard to tivozanib, we are aware of a third party United States patent that contains broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation, and we have received written notice from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of two separate families of United States patents and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. In the event that an owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Over the years, we have found it necessary or prudent to obtain licenses from third-party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we may have used the results of freedom-to-operate studies to guide our research away from areas where we believed we were likely to encounter obstacles in the form of third-party intellectual property. For example, where a third party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.

In spite of our efforts to avoid obstacles and disruptions arising from third-party intellectual property, it is impossible to establish with certainty that our technology platform or our product programs will be free of claims by third-party intellectual property holders. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications. Even when a third-party patent is identified, we may conclude upon a thorough analysis, that we do not infringe the patent or that the patent is invalid. If the third-party patent owner disagrees with our conclusion and we continue with the business activity in question, patent litigation may be initiated against us. Alternatively, we might decide to initiate litigation in an attempt to have a court declare the third-party patent invalid or non-infringed by our activity. In either scenario, patent litigation typically is costly and time-consuming, and the outcome is uncertain. The outcome of patent litigation is subject to uncertainties that cannot be quantified in advance, for example, the credibility of expert witnesses who may disagree on technical interpretation of scientific data. Ultimately, in the case of an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platform as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business.

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

Trademarks

We seek trademark protection in the U.S. and other jurisdictions where available and when appropriate. We have filed applications and obtained registrations for several trademarks intended for potential use in the marketing of tivozanib, including the trademark FOTIVDA, which we have registered in the United States and over 20 other jurisdictions, and for which we have filed applications in additional countries. We own U.S. and European Union registrations for a logo containing FOTIVDA in combination with a flame design. We own a U.S. registration for HUMAN RESPONSE PLATFORM, a trademark that we use in connection with our research and development.  We own U.S. registrations for AVEO, AVEO (in stylized letters), THE HUMAN RESPONSE and AVEO ONCOLOGY THE HUMAN RESPONSE (in stylized letters), trademarks that we use in connection with our business in general.  We have also registered AVEO as a trademark in over 20 other jurisdictions.

Manufacturing

We or our partners currently contract with third parties, to the extent we require, for the manufacture of our product candidates and intend to do so in the future for both clinical and potential commercial needs. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers, or CMOs.

One of our contract manufacturers has manufactured what we believe to be sufficient quantities of tivozanib drug substance to support our ongoing and planned clinical trials. In addition, we currently engage a separate contract manufacturer to manufacture, package, label and distribute clinical supplies of tivozanib on an as–needed basis. The same manufacturer is currently manufacturing sufficient quantities of drug product (capsules) potentially needed for launch of tivozanib. We also engaged another packager to bottle, label and serialize potential commercial launch supply. We believe that we currently have adequate supplies of tivozanib to support current and projected clinical trials.  In addition, we have initiated manufacturing activities for additional tivozanib drug product to support potential commercial launch in the United States in 2019.

To date, third-party manufacturers have met the needs for manufacturing clinical trial supplies for all our pipeline products. There are alternate manufacturers with capability to supply for current clinical or potential future commercial needs. Contracting with additional CMOs may require significant lead-times and result in additional costs.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Drugs are also subject to other federal, state and local statutes and regulations. Biological products are subject to regulation by the FDA under the Public Health Service Act, or PHSA, FDCA and related regulations, and other federal, state and local statutes and regulations. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

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
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage.  Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

The FDA’s primary objectives in reviewing an IND are to assure the safety and rights of patients and to help assure that the quality of the investigation will be adequate to permit an evaluation of the drug’s effectiveness and safety and of the biological product’s safety, purity and potency. The decision to terminate development of an investigational drug or biological product may be made by either a health authority body such as the FDA, an IRB or ethics committee, or by us for various reasons. Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board, or DSMB, or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.  In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.  The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States.  Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured.  These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories.  The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.  Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.  In addition, as a condition of approval, the FDA may require an applicant to develop a REMS.  REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks.  To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market.   Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Biosimilars

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.  The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs fees for medical device product review; for federal fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee is $77,691.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

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

Clinical Trial Approval in the EU

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application (“CTA”) must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable no earlier than 2019.  It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist.  The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure.  Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies.  Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted.  Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.  A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.  This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to

Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval.  For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.  European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market.  Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.  Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union.  The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained.  Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices.  There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

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

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price”, or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•

the Independent Payment Advisory Board (“IPAB”), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. However, the IPAB implementation has been not been clearly defined. The PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Further, since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges.  At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

There have been, and likely will continue to be, additional legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Employees

As of December 31, 2017, we had 19 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development Costs

Our research and development costs were $25.2 million, $23.7 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including internal costs for salaries, bonuses, benefits, stock-based compensation, facilities, and research-related overhead, and external costs for clinical trials, drug manufacturing and distribution, license fees, consultants and other contracted services

Segment and Geographic Information

We view our operations and manage our business in one operating segment. As of December 31, 2017, we operate only in the United States.

Executive Officers of the Registrant

The following table lists the positions, names and ages of our executive officers as of March 13, 2018:

Executive Officers

Michael P. Bailey	52	Chief Executive Officer, President and Director
Matthew Dallas	42	Chief Financial Officer
Michael N. Needle	58	Chief Medical Officer
Nikhil Mehta	59	SVP Regulatory and Quality Assurance
Karuna Rubin	41	SVP and General Counsel

Michael P. Bailey was appointed President and Chief Executive Officer and a member of our Board of Directors in January 2015. Mr. Bailey joined our company in September 2010 as Chief Commercial Officer and was named Chief Business Officer in June 2013. Prior to joining our company, Mr. Bailey served as Senior Vice President, Business Development and Chief Commercial Officer at Synta Pharmaceuticals Corp., a biopharmaceutical company focused on research, development and commercialization of oncology medicines, from 2008 to September 2010. From 1999 to 2008, Mr. Bailey worked at ImClone Systems Incorporated, a biopharmaceutical company focused on the development and commercialization of treatments for cancer patients. During his nine-year tenure at ImClone, he was responsible for commercial aspects of the planning and launch of ERBITUX® (cetuximab) across multiple oncology indications, as well as new product planning for the ImClone development portfolio, which included CYRAMZA® (ramucirumab) and PORTRAZZA® (necitumumab). In addition, Mr. Bailey was a key member of the strategic leadership committees for ImClone and its North American and worldwide partnerships and led their commercial organization, most recently as Senior Vice President of Commercial Operations. Prior to his role at ImClone. Mr. Bailey managed the cardiovascular development portfolio at Genentech, Inc., a biotechnology company, from 1997 to 1999. Mr. Bailey started his career in the pharmaceutical industry as part of SmithKline Beecham’s Executive Marketing Development Program, where he held a variety of commercial roles from 1992 to 1997, including sales, strategic planning, and product management. Mr. Bailey received a B.S. in psychology from St. Lawrence University and an M.B.A. in international marketing from the Mendoza College of Business at University of Notre Dame.

Matthew Dallas was appointed Chief Financial Officer in June 2017.  From February 2015 to March 2017, Mr. Dallas served as Chief Financial Officer and Treasurer of CoLucid Pharmaceuticals, Inc., a position he held through that biopharmaceutical company’s initial public offering and subsequent acquisition, for approximately $960 million, by Eli Lilly and Company.  From 2011 to February 2015, he served as Vice President of Finance and Treasurer of AVEO. Mr. Dallas previously worked at Genzyme Corporation from 2000 to 2011, NEN Life Sciences from 1999 to 2000, and Kimberly-Clark Corporation from 1997 to 1999 where he held various positions of increasing responsibility in finance and accounting. Mr. Dallas holds a B.S. in Finance from the University of Tennessee, Knoxville.

Michael N. Needle, M.D. was appointed Chief Medical Officer in January 2015. Dr. Needle has played central roles in the development of oncology and hematology drugs including Erbitux® (cetuximab), Revlimid® (lenalidomide) and Pomalyst® (pomolidimide). Dr. Needle served as Chief Medical Officer for Array BioPharma Inc., a biopharmaceutical company, from April 2013 to September 2014. From April 2012 to April 2013, Dr. Needle was Chief Medical Officer of the Multiple Myeloma Research Foundation and Consortium (MMRF), a research organization. From 2010 to 2012, Dr. Needle was Assistant Professor of Pediatrics at the College of Physicians and Surgeons of Columbia University.  From 2004 to 2010, he held multiple Vice President level positions at Celgene Corporation, a biotechnology company, in Clinical Research and Development in Oncology, Strategic Medical Business Development, and Pediatric Strategy. Dr. Needle also served as the Vice President of Clinical Affairs at ImClone from 2000 to 2004. Dr. Needle performed his fellowship in Pediatric Hematology/Oncology at the Children’s Hospital Medical Center, the Fred Hutchinson Cancer Research Center of the University of Washington in Seattle and the University of Texas M.D. Anderson Cancer Center in Houston. Dr. Needle has held faculty positions at the University of Pennsylvania and Columbia University. Dr. Needle

graduated from Binghamton University with a Bachelor of Arts in Physics and received his medical degree from SUNY Downstate Medical Center, in Brooklyn, New York.

Nikhil Mehta, Ph.D. was appointed Senior Vice President Regulatory and Quality Assurance in November 2017. From June 2016 to September 2017, Dr. Mehta served as Executive Vice President and Chief Regulatory Strategist at Tang Capital Management, where he worked on the establishment of two biopharmaceutical companies, Odonate Therapeutics and Sentier Therapeutics. From April 2015 to June 2016, Dr. Mehta served as Global Head of Regulatory Affairs at Baxalta, a period during which the company gained approval for ADYNOVATE®, VONVENDI®, and OBIZUR. From 2010 to 2015, he was Vice President, Global Regulatory Affairs, Oncology, Hematology, Immunology and Diagnostics, at Merck & Company, where he played a key role in the development and first approval of Merck’s checkpoint inhibitor KEYTRUDA. Prior to Merck, Dr. Mehta held positions of increasing responsibility within regulatory affairs at Shire HGT, ImClone Systems, Bristol-Myers Squibb and Hoffmann-La Roche, where he played key roles in the approvals of ELAPRASE®, VPRIV®, FIRAZYR® and ERBITUX. Dr. Mehta holds a Ph.D. in Chemical and Biochemical Engineering from Rutgers University.

Karuna Rubin was appointed Senior Vice President and General Counsel in February 2018.  Ms. Rubin served as our Vice President, Legal Affairs and Corporate Secretary from July 2016 to January 2018, and as our Senior Corporate Counsel from July 2015 to July 2016. Prior to joining our company, Ms. Rubin was an associate at Arnold & Porter LLP from 2001 to 2006, and then again from 2008 to August 2013.  From 2006 to 2008, Ms. Rubin served as Assistant General Counsel of Cenveo, Inc.  Ms. Rubin received her J.D. from Columbia Law School and A.B. in International Relations from Brown University.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2017, we had approximately $33.5 million in existing cash, cash equivalents and marketable securities. In the first quarter of 2018 to-date, we have raised an additional approximate $1.9 million in net funding, including approximately $ 0.5 million received in January 2018 related to the exercise of warrants to purchase 0.5 million shares of common stock issued in connection with our 2016 private placement, which we refer to as the PIPE Warrants and $1.4 million in net partnership-related funding in connection with the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE for RCC in the UK that was received in March 2018, net of the corresponding 30% sub-license fee due to KHK. Based on these available cash resources, we believe we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses of $65.0 million, $26.9 million and $15.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, and, as of December 31, 2017, had an accumulated deficit of $587.0 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

If we do not successfully develop and obtain and maintain regulatory approval for our existing and future pipeline of product candidates and effectively manufacture, market and sell any product candidates that are approved, we may never generate product sales. Even if we do generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will require substantial additional funding, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our research, product development or commercialization efforts.

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib beyond our cash runway. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $9 million to $12 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $44 million to $47 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.0 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million, of which EUSA is responsible for approximately 50% of these costs up to a maximum of $2.0 million. BMS is providing nivolumab for the study.

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

We believe that our approximately $33.5 million in cash, cash equivalents and marketable securities at December 31, 2017, along with the additional approximately $1.9 million in net funding raised in the first quarter of 2018 to-date, as described above, would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments from our partners or additional related payments of potential licensing milestones to third parties, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our at-the-market-sales agreement with Leerink, which we refer to as the Leerink Sales Agreement, and no additional sales of equity through the exercise of our PIPE Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•

the absence of any breach, acceleration event or event of default under our loan agreement with Hercules, which we refer to as the Hercules Loan Agreement, or under any other agreements with third parties;

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

We will require additional funding to extend our planned operations. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all, Hercules may accelerate payments if we were to default under the Hercules Loan Agreement and we may be required to:

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

Other than the European marketing approval for tivozanib (FOTIVDA) received by our partner EUSA in August 2017, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a development stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to our Litigation

We and certain of our former officers were defendants in a lawsuit that has been settled, subject to the court’s final approval.

We and certain of our former officers were named as defendants in a consolidated class action lawsuit initiated in 2013 that generally alleged that we and those individuals violated federal securities laws by making allegedly false and/or misleading statements in 2012 and 2013, concerning the development of our drug tivozanib and its prospects for FDA approval at that time. The lawsuit sought unspecified damages, interest, attorneys’ fees, and other costs. The consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations. This second amended complaint was dismissed with prejudice on November 18, 2015. The lead plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the First Circuit and also filed a motion to vacate and reconsider the District Court’s judgment, which we opposed. On January 3, 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017, and again on October 23, 2017.  On December 26, 2017, the parties entered into a binding memorandum of understanding, or MOU, regarding the settlement of the lawsuit.  On January 29, 2018, the parties entered into a Stipulation of Settlement, or the Stipulation, which was filed with District Court on February 2, 2018.  Under the terms of the MOU and Stipulation, we agreed with counsel for the lead plaintiffs to cause certain of our and the individual defendants’ insurance carriers to provide the class with a cash payment of $15,000,000, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award lead plaintiffs’ counsel and costs lead plaintiffs incur in administering and providing notice of the settlement.   Additionally, we agreed to issue to the class warrants for the purchase of 2,000,000 shares of our common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  The Stipulation is subject to final approval by the District Court.  The District Court set a final approval hearing for May 30, 2018.  There can be no guarantee that the District Court will grant final approval.

We have concluded a settlement with the SEC, but the SEC is still pursuing an action against our former officer.

We paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. See Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers have settled.  The lawsuit against the remaining officer is still pending.  We are not a party to the continuing litigation between the SEC and the former officer. However, that individual has and may continue to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

Risks Related to Development and Commercialization of Our Drug Candidates

In the near term, we are substantially dependent on the success of tivozanib. If we are unable to complete the clinical development of, obtain and maintain marketing approval for or successfully commercialize tivozanib, either alone or with our collaborators, or if we experience significant delays in doing so, our business could be substantially harmed.

Other than the European marketing approval for tivozanib received by our partner EUSA in August 2017, we currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tivozanib for marketing approval in North America. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tivozanib in North America in one or more disease indications.

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

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the development and commercialization of tivozanib is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates.  These other product candidates will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities.  All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.  In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically. Successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

If preclinical or clinical trials of any product candidates that we or our collaborators may develop fail to demonstrate satisfactory safety and efficacy to the FDA and other regulators, we or our collaborators may incur additional costs or delays, or may be unable to complete, the development and commercialization of these product candidates.

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

We are conducting, and intend in the future to conduct, clinical trials for certain of our product candidates at sites outside the United States.  The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting, and intend in the future to conduct, one or more of our clinical trials with one or more trial sites that are located outside the United States.  Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA.  For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice.  The FDA must be able to validate the data from the trial through an onsite inspection if necessary.  The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States.  In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations.  There can be no assurance that the FDA will accept data from trials conducted outside of the United States.  If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us.  Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;
•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•	foreign exchange fluctuations; and
•	diminished protection of intellectual property in some countries.

Results of early clinical trials may not be predictive of results of later clinical trials.

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, may not be predictive of the success of later clinical trials.  In addition, interim results and analyses of clinical trials, such as the analysis performed in our TIVO-3 trial, do not necessarily predict success once the trial is complete. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of aRCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013.  However, the TIVO-3 trial could fail to achieve its endpoints, or could otherwise be rejected by the FDA as a basis for marketing approval for another reason.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of aRCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013.   However, the TIVO-3 trial could fail to achieve its endpoints, or could otherwise be rejected by the FDA as a basis for marketing approval for another reason.

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

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or our collaborators from commercializing our product candidates and generating revenues. If any of these outcomes occur, we would not be eligible for certain milestone and royalty revenue under our partnership agreements, our collaborators could terminate our partnership agreements, and we may be forced to abandon our development efforts for our product candidates, any of which could significantly harm our business.

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

Clinical trials of our product candidates will be conducted in carefully defined subsets of patients who have agreed to participate in these. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or any of our collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

•	we, or any of our collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we, or any of our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	physicians and patients may stop using our product; and
•	our reputation may suffer.

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

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. There are already a number of competitive therapies on the market to tivozanib, as well as our other product candidates, in indications we intend to target.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the advantages of the product compared to competitive therapies;
•	the number of competitors approved for similar uses;
•	the relative promotional effort of us as compared with our competitors;
•	the prevalence and severity of any side effects;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	the timing of market introduction of our approved products as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both their potential for marketing approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution arrangements with third parties, we may not be successful in commercializing any product candidates if approved.

We do not have sales, marketing or distribution infrastructure and have limited experience as an organization in the sales, marketing, and distribution of pharmaceutical products. Our licensee EUSA has been responsible for the sales, marketing, and distribution efforts associated with the commercial launch of tivozanib in certain European countries. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, if not initiated sufficiently in advance of marketing approval, could delay any product launch. Conversely, the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

If we enter into arrangements with third parties to perform sales, marketing and distribution services such as our collaboration with EUSA, our product revenues or the profitability of these products may be substantially lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib in aRCC. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. Positive phase 3 study results have recently been announced from CheckMate-214, a Bristol-Myers Squibb study combining nivolumab and ipilimumab vs sunitinib in first line RCC, and also for the phase 3 IMmotion151 combination study of bevacizumab and atezolizumab vs sunitinib in first line RCC.  If approved, these products could present additional competition for tivozanib.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•	decreased demand for our product candidates;
•	withdrawal of clinical trial participants;
•	delay or termination of our clinical trial;
•	significant costs to defend the related litigation;
•	diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates;
•	injury to our reputation and negative media attention; and
•	a decline in our stock price.

Our inability to maintain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $20 million in the aggregate. We will need to increase our insurance coverage if we commercialize any product that receives marketing approval. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. The cost of any such product liability litigation or other proceeding, even if resolved in our favor, could be substantial.  In addition, insurance coverage is becoming increasingly expensive. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. Other risks of our reliance on third-party manufacturers include the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified; the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMPs. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and potential commercial manufacturing. There are a small number of suppliers raw and starting materials that we use to manufacture our product candidates. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial or potential commercial launch due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost, quantity or timeframe necessary to develop and commercialize related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline matures, we will have a greater need for commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products.

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

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, or the scope of our patient protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the U.S. under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain European countries, and by similar legislation in other countries for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced.

The U.S. patent rights that we exclusively license covering tivozanib are scheduled to expire from 2018 to 2023.  The U.S. patent covering the molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  In addition, SPCs have been filed in over 15 European countries for the corresponding patents covering the tivozanib molecule, which, if granted, could extend the term of the such patents in each of those European countries until 2027.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

With regard to tivozanib, we are aware of a third-party United States patent that contains broad claims related to the use of a tyrosine kinase inhibitor in combination with a DNA damaging agent such as chemotherapy or radiation, and we have received written notice from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of two separate families of United States patents and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use.  In the event that an owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we used in our AV-380 program, and from KHK for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications which we have licensed and on which our business depends or may prosecute them in a manner not in the best interests of our business. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, including Novartis and EUSA, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced. This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	Our pending patent applications might not lead to issued patents.
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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of aRCC based solely on the data from the TIVO-1 trial.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to annually report to Centers for Medicare and Medicaid Services, or CMS, (i) payments and other transfers of value to physicians and teaching hospitals, and (ii) certain physician ownership or investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers.

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

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges.  At the same time, the Trump Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability, our competition position could be harmed, and our product development and commercialization efforts could be delayed.

Risks Related to Employee Matters and Managing Potential Growth

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the current class action described in Part I, Item 3 of this report under the heading “Legal Proceedings”;

•	changes in our Hercules Loan Agreement, including the existence of any event of default that may accelerate payments due thereunder;
•

non-cash changes in fair value related to re-valuations of our PIPE Warrant liability and warrants we intend to issue in connection with the proposed settlement of the current class action, which we refer to as the Settlement Warrants, as a result of fluctuations in our stock price; and

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

As widely reported, global credit and financial markets have been experiencing extreme volatility, and in some cases, disruptions, over the past several years. Although certain of these trends have recently showed signs of reversing, there can be no assurance that rapid or extended periods of deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by external economic conditions and a volatile business environment or unpredictable and unstable market conditions. If the equity and credit markets are not favorable at any time we seek to raise capital, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive economically turbulent times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At December 31, 2017, we had approximately $33.5 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, corporate debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully respond to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

•	responding to proxy contests and other actions by activist stockholders may be costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees;
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

We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, subject to applicable limitations on the use of those losses. Losses incurred in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 years, and to be deducted in full against income for the years to which they may be carried. Losses incurred in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but may offset no more than 80% of the taxable income for the years to which they are carried (computed without regard to the deduction for carryovers of net operating losses). Net operating loss carryovers from periods ending on or before December 31, 2017, and tax credit carryovers from all periods could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We sublease our principal facilities, which consist of approximately 3,000 square feet of office space located at 1 Broadway, Cambridge, Massachusetts. Our lease arrangement is cancellable with 30 days’ notice to our landlord. We believe that our existing facilities are sufficient for our current needs and for the foreseeable future.

ITEM 3.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho), in the United States District Court for the District of Massachusetts, or the District Court, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013.  On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014.  The amended complaint purported to be brought on behalf of a class of stockholders who purchased our common stock between January 3, 2012 and May 1, 2013, or the Class.  This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and after a second round of briefing and oral argument, the District Court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the District Court’s judgment, which we opposed. On January 3, 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we fled our response. On July 18, 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017.  On December 26, 2017, the parties entered into a binding MOU regarding the settlement of the lawsuit.  On January 29, 2018, the parties entered into a Stipulation of Settlement which was filed with District Court on February 2, 2018.  Under the terms of the MOU and Stipulation, we agreed with counsel for the lead plaintiffs to cause certain of our and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award lead plaintiffs’ counsel and costs lead plaintiffs incur in administering and providing notice of the settlement.   Additionally, we agreed to issue to the Class warrants for the purchase of 2.0 million shares of our common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share. On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  The Stipulation is subject to final approval by the District Court.  The District Court set a final approval hearing for May 30, 2018. We have agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the effective date of the final approval of the Stipulation.

On July 3, 2013, the staff, or SEC Staff, of the SEC served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment pursuant to which we paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against us. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, or the Securities Act, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of our former officers consented to entry of final judgment to settle the SEC’s claims against them.  We are not a party to the litigation between the SEC and the remaining former officer, and we can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “AVEO”. The following table sets forth the high and low sale prices per share for our common stock for the periods indicated:

	High	Low
2016
First Quarter	$1.27	$0.82
Second Quarter	$1.15	$0.84
Third Quarter	$1.09	$0.81
Fourth Quarter	$0.89	$0.54

	High	Low
2017
First Quarter	$0.98	$0.50
Second Quarter	$2.42	$0.55
Third Quarter	$4.24	$2.12
Fourth Quarter	$4.15	$2.56

Holders

As of March 8, 2018, there were approximately 50 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

None.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of Part II of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

The graph below matches AVEO Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/12	12/13	12/14	12/15	12/16	12/17
AVEO Pharmaceuticals, Inc.	100.00	22.73	10.44	15.65	6.71	34.66
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2017 and 2016 and the Statement of Operations Data for each of the three years in the period ended December 31, 2017 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2015, 2014 and 2013, and the Statement of Operations Data for each of the two years in the period ended December 31, 2014 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Statement of Operations data:	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenue	$7,579	$2,515	$19,024	$18,123	$1,293
Operating expenses:
Research and development	25,179	23,703	12,875	38,254	68,468
General and administrative	9,138	8,205	10,217	18,589	28,712
Settlement costs	2,073	—	4,000	—	—
Restructuring and lease exit	—	—	4,358	11,729	8,017
Total operating expenses	36,390	31,908	31,450	68,572	105,197
Loss from operations	(28,811)	(29,393)	(12,426)	(50,449)	(103,904)
Interest expense, net	(2,373)	(1,949)	(2,286)	(2,356)	(3,002)
Change in fair value of warrant liability	(33,740)	4,751	—	—	—
Other (expense) income	—	(195)	(289)	66	(123)
Net loss before income taxes	(64,924)	(26,786)	(15,001)	(52,739)	(107,029)
Provision for income taxes	(101)	(101)	—	—	—
Net loss	$(65,025)	$(26,887)	$(15,001)	$(52,739)	$(107,029)
Basic and diluted net loss per share	$(0.61)	$(0.39)	$(0.27)	$(1.01)	$(2.10)
Weighted average number of common shares outstanding	105,930	69,268	55,701	52,289	50,928

	Years Ended December 31,
Balance sheet data:	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalent, and marketable securities	$33,525	$23,348	$34,135	$52,306	$118,506
Working capital	18,059	15,966	27,978	18,773	97,511
Total assets	50,198	27,285	40,542	70,662	146,346
Loans payable, including current portion, net of discount	18,477	14,003	9,471	20,652	19,205
Accumulated deficit	(586,969)	(521,916)	(495,029)	(480,028)	(427,289)
Total stockholders' (deficit) equity	(40,763)	(1,923)	17,227	20,606	69,938

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. Our strategy is to retain North American rights to our oncology portfolio while securing partners in development and commercialization outside of North America. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC. We have entered into partnerships to fund the development and commercialization of our preclinical and clinical stage assets, including AV-203 and ficlatuzumab in oncology and AV-380 in cachexia. Tivozanib (FOTIVDA®), which we have outlicensed outside of North America, is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with advanced RCC, or aRCC, and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC. We are currently seeking a partner to develop our AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension, or PAH.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2017, we had approximately $33.5 million in existing cash, cash equivalents and marketable securities. In the first quarter of 2018 to-date, we have raised an additional approximate $1.9 million in net funding, including approximately $0.5 million received in January 2018 related to the exercise of 0.5 million PIPE Warrants and $1.4 million in net partnership-related funding in connection with the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE, for RCC in the UK that was received in March 2018, net of the corresponding 30% sub-license fee due to KHK. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments from our partners and / or complete public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able receive milestone payments or complete financings or enter into such arrangements on acceptable terms, if at all. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Developments

In December 2017, we entered into a binding Memorandum of Understanding with class representatives Bob Levine and William Windham, or Plaintiffs, regarding the settlement of a securities class action lawsuit, or Class Action, filed in 2013 and pending in the United States District Court for the District of Massachusetts against us and certain of our former officers (Tuan Ha-Ngoc, David Johnston, and William Slichenmyer, who are collectively referred to as the Individual Defendants),  In re AVEO Pharmaceuticals, Inc. Securities Litigation et al. , No. 1:13-cv-11157-DJC. As previously disclosed, the Class Action was brought on behalf of stockholders who purchased our common stock between May 16, 2012 and May 1, 2013.

In January 2018, we entered into a Stipulation of Settlement with the Plaintiffs that was preliminarily approved by the District Court in February 2018. Under the terms of the MOU and the Stipulation, we agreed to cause certain of our and the Individual Defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award Plaintiff’s counsel and costs Plaintiffs incur in administering and providing notice of the settlement.  Additionally, we agreed to issue to the Class warrants for the purchase of 2.0 million shares of our common stock, which we refer to as the Settlement Warrants, exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share. The settlement is subject to notice to the Class and final approval of the District Court.  The settlement shall be effective on the date, or the Effective Date, on which all of the following circumstances have occurred: (a) a final judgment containing the requisite release of claims has been entered by the District Court; (b) no appeal is pending with respect to the final judgment; (c) the final judgment has not been reversed, modified, vacated or amended; (d) the time to file any appeal from the final judgment has expired without the filing of an appeal or an order dismissing the appeal or affirming the final judgment has been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) has expired; and (e) the MOU and any settlement agreement with respect to the claims released in the final judgment have not expired or been terminated. We have agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date. A hearing by the District Court for final approval of the Stipulation has been scheduled for May 30, 2018.

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

Pursuant to the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016. CANbridge also agreed to reimburse us $1.0 million for certain manufacturing costs and expenses that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017, net of foreign withholding taxes. We are also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. In December 2017, CANbridge filed an IND with the China Food and Drug Administration for a Phase 1b / III clinical study of AV-203 in esophageal squamous cell cancer. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen Idec, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

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

Under the license agreement, EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the license agreement in 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. In February 2018, EUSA obtained reimbursement approval from the NICE in the UK in first line RCC. Accordingly, we earned a $2.0 million milestone payment that was received from EUSA in March 2018. We are also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany.

The research and development reimbursement payments under the EUSA license agreement are not subject to the 30% sublicensing payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis will reduce any subsequent payment obligations to us, if any, by the $1.8 million. We recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and we do not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the license agreement, if any, by the $1.8 million, but does not amend any other terms of the Novartis license agreement.

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

In addition, we and Biodesix are funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances. Prior to any Opt-Out, the parties shall share equally in any payments received from a third-party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third-party payments. The agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

In connection with entering into the original license agreement with St. Vincent’s in July 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of our license agreement with Novartis, we entered into an amended and restated agreement with St. Vincent’s pursuant to which we made a $1.5 million upfront payment to St. Vincent’s. Under our license agreement with St. Vincent’s, we are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product. We are required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory. In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to our license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

Financial Overview

We do not have a history of being profitable and, as of December 31, 2017, we had an accumulated deficit of $587.0 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2018 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

Revenue

To date, we have not generated any revenue from our product sales. All of our revenue to date has been principally derived from license fees, milestone payments, premium over the fair value of convertible preferred shares sold to our strategic partners, and research and development payments received from our strategic partners. In November 2017, we began earning royalties under our license agreement with EUSA upon their initiation of product sales in Germany.

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships, and the payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We do not expect to generate revenue from product sales in the near term. If we or our strategic partners fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix, and Astellas for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses in 2018 will decrease as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission to the FDA for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the second quarter of 2018,

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Tivozanib	$21,594	$21,231	$8,513	$363	2%	$12,718	149%
AV-380 Program in Cachexia	1,850	464	2,408	1,386	299%	(1,944)	(81)%
Ficlatuzumab	587	746	80	(159)	(21)%	666	833%
AV-203	—	76	532	(76)	(100)%	(456)	(86)%
Other pipeline programs	156	—	11	156	100%	(11)	(100)%
Other research and development	—	—	10	—	-%	(10)	(100)%
Overhead	992	1,186	1,321	(194)	(16)%	(135)	(10)%
Total research and development expenses	$25,179	$23,703	$12,875	$1,476	6%	$10,828	84%

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus of developing oncology therapeutics in the U.S. Our licensee, EUSA, obtained EMA approval in August 2017 for tivozanib (FOTIVDA) in RCC and commenced commercialization in November 2017 with the initiation of product sales in Germany. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within its licensed territories, excluding non-oncologic eye conditions.

The TIVO-3 trial was initiated in May 2016 and reached its enrollment target of 322 patients in June 2017. We enrolled an additional 29 patients in July 2017 and August 2017 for a total of 351 patients. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $9 million to $12 million through completion. In March 2017, we initiated the TiNivo trial in collaboration with BMS, which is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and to share in approximately 50% of the total trial costs up to a maximum of $2.0 million. We expect the total estimated remaining costs of this trial, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.0 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprised substantially all of the costs incurred during the year ended December 31, 2017.

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the exact duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success, if any, of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future in order to fund the development of our preclinical and clinical product candidates.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses in 2018 will remain at current levels, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the second quarter of 2018,

Interest Expense, Net

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation. Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable.

Income Taxes

We recorded a loss for the years ended December 31, 2017, 2016, and 2015, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2017, 2016, and 2015, except for a $0.1 million provision recorded in each of the years ended December 31, 2016 and 2017 related to withholding taxes incurred in a foreign jurisdiction.

On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act, or the Act. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

We are still in the process of evaluating the new law and therefore have not determined the full effect it will have on our business, including our financial statements.

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

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 605. The Company’s policy is to recognized amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction to research and development expense.

When evaluating multiple element arrangements, under ASC 605,we consider whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Adoption of ASU 2014-09 (Topic 606)

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for us beginning in the first quarter of 2018.  For additional details regarding our adoption of this authoritative guidance, see Note 3 in the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2017, 2016 and 2015, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report on Form 10-K, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.
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

During the years ended December 31, 2017, 2016 and 2015, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

Years Ended December 31,
	2017	2016	2015
Volatility factor	71.82% - 80.15%	72.18% - 74.47%	73.04% - 78.70%
Expected term (in years)	5.50 - 6.25	3.00 - 6.25	5.50 - 6.25
Risk-free interest rates	1.84% - 2.22%	1.07% - 2.01%	1.54% - 1.93%
Dividend yield	—	—	—

On January 1, 2017, we adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, we included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which we estimated based upon actual historical forfeitures. The forfeiture estimates were recognized over the requisite service period of the awards on a straight-line basis. We used forfeiture rates of 0%, 76% and 71% during the years ended December 31, 2017, 2016 and 2015, respectively.

We recognized stock-based compensation expense of approximately $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, we had approximately $3.4 million of total unrecognized stock-based compensation expense for stock options, which we expect to recognize over a weighted-average period of approximately 2.6 years.

For years prior to 2017, we recorded compensation expense only for those awards that we ultimately expect will vest. We have performed an historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. Forfeitures estimated each period were adjusted if actual forfeitures differed from those estimates.

We have historically granted stock options at exercise prices that are not less than the fair market value of our common stock.

Warrants Issued in Connection with Private Placement

We account for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. See “—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below. The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that the PIPE Warrants be classified as a liability and not as equity. Accordingly, we recorded a warrant liability in the amount of approximately $9.3 million. The fair value of the PIPE Warrants has been determined using the Black-Scholes pricing model. The PIPE Warrants are subject to revaluation at each balance sheet date, and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. Upon exercise, the PIPE Warrants are subject to revaluation just prior to the date of exercise and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net and the corresponding reduction in the warrant liability is recorded as additional paid-in capital in the Balance Sheet as a component of stockholder’s equity. As of December 31, 2017, PIPE Warrants exercisable for 259,067 of the shares of common stock had been exercised and PIPE Warrants exercisable for 17,383,415 shares of common stock were outstanding. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded non-cash losses of approximately $33.7 million in the year ended December 31, 2017 and a non-cash gain of approximately $4.8 million in the year ended December 31, 2016 in our Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from higher stock prices as of December 31, 2017 and lower stock prices as of December 31, 2016, relative to prior periods. In the year ended December 31, 2017, we recorded a reduction in the warrant liability, with a corresponding increase to additional paid-in capital, of approximately $0.6 million attributable to warrant exercises in the third quarter of 2017.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	December 31, 2017
Expected price volatility	76.25%	78.18%	84.86%
Expected term (in years)	5.00	4.50	3.50
Risk-free interest rates	1.22%	1.93%	2.09%
Stock price	$0.89	$0.54	$2.79
Dividend yield	—	—	—

Potential Class Action Settlement

In December 2017, upon entering into the MOU, this settlement became estimable and probable. Accordingly, we recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of our insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of our common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share, which we refer to as the Settlement Warrants, with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. In February 2018, the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.

The settlement is subject to the execution of a definitive settlement agreement, notice to the Class, and final approval of the District Court and shall be effective on the date, or the Effective Date, on which all of the following circumstances have occurred: (a) a final judgment containing the requisite release of claims has been entered by the District Court; (b) no appeal is pending with respect to the final judgment; (c) the final judgment has not been reversed, modified, vacated or amended; (d) the time to file any appeal from the final judgment has expired without the filing of an appeal or an order dismissing the appeal or affirming the final judgment has been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) has expired; and (e) the MOU and any settlement agreement with respect to the claims released in the final judgment have not expired or been terminated. We have agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date. In January 2018, we entered into the Stipulation, which was preliminarily approved by the District Court in February 2018. A hearing by the District Court for final approval of the Stipulation has been scheduled for May 30, 2018.

The estimated fair value of the Settlement Warrants expected to be issued on the Effective Date has been determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants expected to be issued on the Effective Date are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants are issued, at which point they would be recorded as equity or as a liability based upon the issuance terms.

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

December 31, 2017
Expected price volatility	101.52%
Expected term (in years)	1.00
Risk-free interest rates	1.76%
Stock price	$2.79
Dividend yield	—

Results of Operations

Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenues

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
Strategic Partner:	($ in thousands)
EUSA	$4,414	$395	$14	$4,019	1017%	$381	2721%
CANbridge	1,000	1,028	—	(28)	(3)%	1,028	100%
Novartis	1,800	—	18,450	1,800	100%	(18,450)	(100)%
Biogen Idec	—	38	268	(38)	(100)%	(230)	(86)%
Pharmstandard	—	939	61	(939)	(100)%	878	1439%
Ophthotech	115	115	231	0	0%	(116)	(50)%
Other	250	—	—	250	100%	—	-%
Total revenues	$7,579	$2,515	$19,024	$5,064	201%	$(16,509)	(87)%

In 2017 as compared to 2016, revenue increased by $5.1 million, principally due to a $4.0 million research and development reimbursement payment by EUSA upon the EMA approval of tivozanib (FOTIVDA) in RCC and a $1.8 million milestone payment by Novartis related to AV-380, partially offset by $0.8 million related to the acceleration of deferred revenue that was recognized upon the effective termination of our licensing agreement with Pharmstandard in September 2016.

In 2016 as compared to 2015, revenue decreased by $16.5 million principally due to $18.5 million in revenue that was recognized in 2015 related to Novartis for the $15.0 million upfront payment received in connection with our licensing agreement entered into in August 2015 and $3.5 million for the purchase of our inventory of clinical material in the fourth quarter of 2015. This decrease was partially offset by the $1.0 million upfront payment received in connection with our collaboration and license agreement with CANbridge entered into in March 2016 and $0.8 million in the acceleration of deferred revenue that was recognized upon the effective termination of our licensing agreement with Pharmstandard in September 2016 that otherwise would have been recognized over the performance period through April 2022.

Research and Development Expenses

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Tivozanib	$21,594	$21,231	$8,513	$363	2%	$12,718	149%
AV-380 Program in Cachexia	1,850	464	2,408	1,386	299%	(1,944)	(81)%
Ficlatuzumab	587	746	80	(159)	(21)%	666	833%
AV-203	—	76	532	(76)	(100)%	(456)	(86)%
Other pipeline programs	156	—	11	156	100%	(11)	(100)%
Other research and development	—	—	10	—	-%	(10)	(100)%
Overhead	992	1,186	1,321	(194)	(16)%	(135)	(10)%
Total research and development expenses	$25,179	$23,703	$12,875	$1,476	6%	$10,828	84%

In 2017 as compared to 2016, research and development expenses increased by $1.5 million principally due to a $0.4 million net increase in tivozanib expenses, primarily related to the advancement of the TIVO-3 and TiNivo trials, and a $1.4 million increase in

AV-380 expense, primarily related to the net increase in milestone payments due to St. Vincent’s under our in-licensing agreement. These increases were partially offset by $0.2 million in lower ficlatuzumab expenses, primarily related to the discontinuation of the FOCAL trial in October 2016.

The $0.4 million net increase in tivozanib expenses included an increase of $1.3 million, primarily related to the advancement of the TIVO-3 and TiNivo trials, partially offset by a $0.9 million reduction related to cost sharing provided by EUSA in connection with the TiNivo trial. In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial and made a research and development reimbursement payment to us of $2.0 million that was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. In 2017, we recognized an approximate $0.9 million reduction in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs incurred as of December 31, 2017 as the TiNivo trial was ongoing at the time EUSA made its opt-in election and EUSA paid the $2.0 million maximum amount of cost sharing per the license agreement in advance. The remaining $1.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of December 31, 2017 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

The $1.4 million increase in AV-380 expense is principally due to $1.8 million in research and development expense that was recognized in the first quarter of 2017 in connection with a time-based milestone obligation due to St. Vincent’s. In the first quarter of 2016, w.e recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

We anticipate that research and development expenses in 2018 will decrease as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the second quarter of 2018,

In 2016 as compared to 2015, research and development expenses increased by $10.8 million due to a $12.7 million increase in tivozanib-related expenses, principally related to the advancement of the TIVO-3 trial that commenced patient enrollment and treatment in May 2016. This increase was partially offset by a $1.5 million decrease related to the upfront fee incurred under the amended St. Vincent’s license agreement entered into in August 2015.

Included in research and development expenses were stock-based compensation expenses of approximately $0.3 million in each of 2017, 2016 and 2015.

General and Administrative Expenses

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
General and administrative	$9,138	$8,205	$10,217	$933	11%	$(2,012)	(20)%

In 2017 as compared to 2016, general and administrative expenses increased by $0.9 million, principally due to an increase of $0.8 million in professional fees, including legal fees, investor relations and audit fees.

We anticipate that general and administrative expenses in 2018 will remain at current levels, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the second quarter of 2018,

In 2016 as compared to 2015, general and administrative expenses decreased by $2.0 million, principally the result of a $0.8 million decrease in external costs associated with various ongoing legal matters as well as a $0.7 million decrease in employee compensation following our decreased headcount and the reduction of our utilized facility space following our 2015 restructuring.

Included in general and administrative expenses were stock-based compensation expenses of approximately $0.8 million, $0.7 million and $0.8 million in 2017, 2016 and 2015, respectively.

Settlement Costs

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Settlement costs	2,073	—	4,000	2,073	100%	(4,000)	(100)%

In 2017 as compared to 2016, settlement costs increased by $2.1 million as a result of a non-cash charge in connection with the Settlement Warrants to purchase 2.0 million shares of our common stock that are expected to be issued in 2018 upon final approval by the District Court of the Stipulation. Refer to Note 15, “Legal Proceedings” in the financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the class action settlement.

In 2016 as compared to 2015, settlement costs decreased by $4.0 million as a result of $4.0 million in expense recognized in 2015 related to the settlement of certain SEC claims.

Restructuring and Lease Exit

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Restructuring and lease exit	—	—	4,358	—	-%	(4,358)	(100)%

In 2016 as compared to 2015, restructuring and lease exit expenses decreased by $4.4 million as a result of the January 2015 restructuring that was substantially completed in March 2015. As part of this restructuring, we eliminated our internal research function, reducing our headcount by approximately 40 positions.

Change in Fair Value of PIPE Warrant Liability

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Change in fair value of warrant liability	(33,740)	4,751	—	(38,491)	(810)%	4,751	100%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date.

In 2017 as compared to 2016, the change in fair value of the PIPE Warrant liability increased by $38.5 million, principally due to higher revaluations resulting from higher stock prices. For the year ended December 31, 2017, we recorded an approximate $33.7 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher stock price of $2.79 on December 31, 2017 as compared to the stock price of $0.54 on December 31, 2016.  For the year ended December 31, 2016, we recorded an approximate $4.8 million non-cash gain in our Statement of Operations attributable to the decrease in the fair value of the warrant liability that principally resulted from a lower stock price of $0.54 on December 31, 2016 as compared to the stock price of $0.89 on the date of issuance of the PIPE warrants in May 2016.

Interest Expense, net

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Interest expense, net	(2,373)	(1,949)	(2,286)	$(424)	22%	$337	(15)%

In 2017 as compared to 2016, interest expense, net increased by $0.4 million principally attributable to the increase in the balance under the loan agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth, which we collectively refer to as Hercules Loan Agreement, that resulted from the $5.0 million in loan proceeds borrowed under the 2016 Amendment in each of May 2016 and June 2017.

In December 2017, we refinanced the Hercules loan, the terms of which include a reduction in the current interest rate from 11.9% to 9.45%, an extension in the interest-only period by no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib, and an extension in the loan maturity from December 2019 to July 2021. As a consequence, we anticipate that interest expense in 2018 will decrease.

In 2016 as compared to 2015, interest expense, net decreased by $0.3 million principally attributable to the declining average outstanding balance on our loan with Hercules.

Provision for Income Taxes

	Years Ended December 31,			2017 / 2016 Comparison		2016 / 2015 Comparison
	2017	2016	2015	$	%	$	%
	($ in thousands)
Provision for Income Taxes	101	101	—	—	-%	101	100%

We recorded a $0.1 million tax provision for foreign withholding taxes in each of the years ended December 31, 2017 and 2016 in connection with partnership payments from CANbridge. In March 2016, we received the $1.0 million upfront payment upon the execution of the collaboration and license agreement. In 2017, we received a total of $1.0 million in reimbursement payments related to manufacturing development activities conducted by us prior to the Effective Date of the collaboration and license agreement.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Hercules loan agreement (1)	$26,318	$2,493	$17,738	$6,087	$—
Clinical trial costs and contract research (2)	$20,802	$19,287	$1,515	—	—
Operating leases (3)	66	66	—	—	—
Total contractual obligations	$47,186	$21,846	$19,253	$6,087	$—

(1)	Includes scheduled interest payments and end of term payments totaling $1.6 million due in connection with the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement.

(2)

Clinical trial costs and contract research principally include contracts for human clinical trials and clinical drug manufacturing and distribution. In the event a contract is terminated prior to the planned completion, the amount paid under such contracts may be less than the amounts presented.

(3)

We sublease our principal office facility at One Broadway in Cambridge, MA. Our lease arrangement is cancellable within 30 days’ notice to our landlord. As a result, our operating lease obligation as of December 31, 2017 is the January 2018 rent payable to our landlord

(4)

Under our license agreement with Kyowa Hakko Kirin, we are required to make certain milestone payments upon the achievement of specified regulatory milestones. We are also required to pay 30% of certain amounts we receive from sublicensees, including upfront license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. Additionally, under our license agreement with St. Vincent’s, we are required to make certain milestone payments upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications. At this time, we cannot reasonably estimate when or if we may be required to make other additional payments to Kyowa Hakko Kirin or St. Vincent’s and have not included any additional amounts in the table above. For example, we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. In addition, we are required to make milestone payments to St. Vincent’s Hospital, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory.

(5)

As discussed in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10K, we have executed license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab and other antibody product candidates. The license agreements required us to pay non-refundable license fees upon execution, and in certain cases, require milestone payments upon the achievement of defined development goals. We have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any. In addition to the amounts in the table above, three of the four agreements include sales and development milestones of up to $22.5 million. $5.5 million and $4.2 million per product, respectively, and single digit royalties as a percentage, and one agreement includes a $1.0 million license payment per product.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $33.5 million. See “Operating Capital Requirements and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(19,164)	$(31,066)	$(18,230)
Net cash used in investing activities	(10,402)	(764)	(6,316)
Net cash provided by (used in) financing activities	29,419	20,292	(1,126)
Net decrease in cash and cash equivalents	$(147)	$(11,538)	$(25,672)

Our operating activities used cash of $19.2 million, $31.1 million and $18.2 million in 2017, 2016 and 2015, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $10.4 million, $0.8 million and $6.3 million in 2017, 2016 and 2015, respectively. Cash used in investing activities was the net result of purchases of marketable securities, partially offset by the maturities of marketable securities.

Our financing activities provided cash of $29.4 million and $20.3 million in 2017 and 2016, respectively, and used cash of $1.1 million in 2015. In 2017, we raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock, $8.8 million from sales of 6.5 million shares of our common stock under our at-the-market, or ATM, facility with FBR & Co., or FBR, (formerly MLV & Co. LLC), $5.0 million from additional borrowings under our Hercules Loan Agreement and $0.3 million from the issuance of 0.3 million shares of our common stock upon the exercise of 0.3 million PIPE warrants, offset by $0.1 million in debt issuance costs related to the 2017 Loan Agreement with Hercules. In 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules Loan Agreement. In 2015, we raised approximately $10.5 million in net proceeds from the sale of our common stock, including $10.2 million under our Sales Agreement with FBR and $0.3 million from the issuance of stock for stock-based compensation arrangements, offset by $11.6 million in principal payments under our Hercules Loan Agreement.

At-The-Market Issuance Sales Agreement with Leerink

On November 30, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2017 Shelf. The 2017 Shelf (file No. 333-221873) was declared effective by the SEC on December 15, 2017 and covers the offering, issuance and sale from time to time of up to $200 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2017 Shelf was filed to replace our then existing 2015 Shelf, which was terminated upon the 2017 Shelf being declared effective by the SEC on December 15, 2017.

In February 2018, we entered into an at-the-market issuance sales agreement, which we refer to as the Leerink Sales Agreement, with Leerink Partners LLC, or Leerink, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through Leerink as our sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. At the time of filing this Annual Report on Form 10-K, no shares of our common stock have been sold under the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock, which we refer to as the PIPE Warrants. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. In July 2017, we issued to Hercules 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. As of December 31, 2017, there were PIPE Warrants outstanding and exercisable for 17,383,415 shares of common stock. In January 2018, we issued 518,134 shares of our common stock upon exercise of PIPE Warrants and received approximately $0.5 million in cash proceeds.

At-The-Market Issuance Sales Agreement with FBR

In February 2015, we entered into an at-the-market issuance sales agreement, which we refer to as the FBR Sales Agreement, with FBR & Co. and MLV & Co. LLC, or together FBR, pursuant to which we issued and sold shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act, pursuant to an effective shelf registration statement on Form S-3. We agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the FBR Sales Agreement.

On May 7, 2015, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2015 Shelf. The 2015 Shelf covered the offering, issuance and sale of up to $100 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2015 Shelf was filed to replace our then existing $250 million shelf registration statement, which expired at the end of May 2015, and which we refer to as the 2012 Shelf. On May 7, 2015, we also amended the FBR Sales Agreement to provide for the offering, issuance and sale of up to $15.0 million of our common stock under the 2015 Shelf. The prior at-the-market offering initiated under the original FBR Sales Agreement expired along with the 2012 Shelf. Through August 2015, we had sold approximately 5.9 million shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, we sold approximately 6.5 million shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. The FBR Sales Agreement has expired.

Credit Facilities

On May 28, 2010, we entered into a loan and security agreement, or the First Loan Agreement, with Hercules. The First Loan Agreement was subsequently amended in March 2012, or the 2012 Amendment; September 2014, or the 2014 Amendment; May 2016, or the 2016 Amendment; and December 2017, or the 2017 Loan Agreement. Amounts borrowed under the 2012 Amendment were repaid in full in 2015.

Pursuant to the 2014 Amendment, we received additional loan proceeds from Hercules in the amount of $10.0 million and were not required to commence principal payments until May 1, 2016. An end-of-term payment of approximately $0.5 million continued to be due on January 1, 2018. This payment was made on the first business day of 2018.

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules in May 2016, in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the First Loan Agreement to $15.0 million. We were not required to commence principal payments on the $15.0 million loan until July 1, 2017, at which time we would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The 2016 Amendment included a financial covenant that required us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that were satisfactory to Hercules.

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

In June 2017, pursuant to the 2016 Amendment, we received the additional $5.0 million in loan proceeds from Hercules, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million and a six-month deferral in the commencement of principal payments. There was no change in the loan maturity date of December 2019. We were not required to commence principal payments on the $20.0 million loan until January 1, 2018, at which time we would have been required to make 23 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through November 2019 and an approximate $5.3 million payment of principal and interest in December 2019, which represented approximately 26% of the entire $20.0 million loan. An additional end-of-term payment of approximately $0.1 million is due on December 1, 2019, which increased the total end-of-term payments under the 2016 Amendment to $0.3 million.

In December 2017, we entered into an amended and restated loan and security agreement with Hercules to refinance the First Loan Agreement, which we refer to as the 2017 Loan Agreement. The proceeds of the new loan facility were used to retire the existing $20.0 million in secured debt outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the new loan facility has a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib. Per the 2017 Loan Agreement, Hercules did not receive any additional warrants to purchase shares of our common stock and no longer has the option, subject to our written consent, to participate in our future equity financings up to $2.0 million through the purchase of our common stock either with cash or through the conversion of outstanding principal under the loan.

Pursuant to the 2017 Loan Agreement, the loan maturity date has been revised from December 2019 to July 2021. We are not required to make principal payments until February 1, 2019, at which time we will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the current interest rate has been decreased from 11.9% to 9.45%.

The interest-only period could be extended by two 6-month deferrals upon the achievement of specified milestones relating to the development of tivozanib, including (i) on or prior to September 30, 2018, we have received positive data with respect to our TIVO-3 trial for the treatment of RCC for patients in the third-line setting which positive data supports the filing for a new drug application with the Food and Drug Administration, or FDA, subject to confirmation by Hercules at its reasonable discretion, and (ii)  on or prior to June 28, 2019, we have received approval from the FDA for our tivozanib product for the treatment of RCC for patients in the third-line setting, subject to confirmation by Hercules at its reasonable discretion.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of December 31, 2017 was 9.45%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2017, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $9.0 million to $12.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $44.0 million to $47.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $1.5 million to $2.0 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million, of which EUSA is responsible for approximately 50% of these costs up to a maximum of $2.0 million. BMS is providing nivolumab for the study. Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KHK and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

During the year ended December 31, 2017, we have raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, $8.8 million from sales of 6.5 million shares of our common stock under our Sales Agreement with FBR and $5.0 million from additional borrowings under our First Loan Agreement with Hercules in June 2017 and $0.3 million in July 2017 from the issuance of 0.3 million shares of our common stock upon the exercise of 0.3 million PIPE Warrants issued in connection with the May 2016 private placement.

As of December 31, 2017, we had approximately $33.5 million in existing cash, cash equivalents and marketable securities, working capital of $18.1 million and an accumulated deficit of $587.0 million. In the first quarter of 2018 to-date, we have raised an additional approximate $1.9 million in net funding, including approximately $0.5 million received in January 2018 related to the exercise of 0.5 million PIPE Warrants and $1.4 million in net partnership-related funding in connection with the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE for RCC in the UK that was received in March 2018, net of the corresponding 30% sub-license fee due to KHK. Based on these available cash resources, we believe that we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Earn royalty payments pursuant to our license agreement with EUSA. In August 2017, EUSA obtained marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC.
•

Earn milestone payments pursuant to our collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

For example, pursuant to our license agreement with EUSA, we are entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. We are also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent 50% of the total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings and / or sales of our common stock under our Leerink Sales Agreement.
•	Partner our AV-353 platform to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received those proceeds would be sufficient to support our current operating plan for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Under ASC 205-40, the future receipt of potential funding from our collaborators and other resources cannot be considered probable at this time because none of our current plans have been finalized at the time of filing this Annual Report on Form 10-K and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within our control. Accordingly, substantial doubt is deemed to exist about our ability to continue as a going concern within one year after the date these financial statements are issued.

We believe that our approximate $33.5 million in cash, cash equivalents and marketable securities at December 31, 2017, along with the additional approximate $1.9 million in net funding raised in the first quarter of 2018 to-date, as described above, would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments from our partners or additional related payments of potential licensing milestones to third parties, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our Leerink Sales Agreement and no additional sales of equity through the exercise of our PIPE Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Hercules Loan Agreement or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described in Part II, Item 1 of this report under the heading “Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all then we may be required to:

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $33.5 million. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of December 31, 2017, our aggregate principal balance outstanding on our Hercules Loan Agreement was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of December 31, 2017, the interest rate was 9.45%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the Hercules Loan Agreement as of December 31, 2017, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

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

ITEM 8.Financial Statements and Supplementary Data

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.

Boston, Massachusetts

March 13, 2018

AVEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,949	$15,096
Marketable securities	18,576	8,252
Accounts receivable	402	1,027
Insurance recovery (Note 15)	15,000	—
Clinical trial retainers	1,027	1,702
Other prepaid expenses and other current assets	229	238
Total current assets	50,183	26,315
Clinical trial retainers	—	940
Other assets	15	30
Total assets	$50,198	$27,285
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,436	$2,186
Accrued clinical trial costs and contract research	8,321	3,998
Other accrued liabilities	2,458	1,531
Loans payable, net of discount	—	2,124
Deferred revenue	395	510
Deferred research and development reimbursements	901	—
Estimated settlement liability (Note 15)	17,073	—
Other liabilities (Note 6)	540	—
Total current liabilities	32,124	10,349
Loans payable, net of current portion and discount	18,477	11,879
Deferred revenue	1,302	1,697
Deferred research and development reimbursements	222	—
PIPE warrant liability (Note 7)	37,746	4,593
Other liabilities (Note 6)	1,090	690
Total liabilities	90,961	29,208
Stockholders' deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at each of December 31, 2017 and 2016; no shares issued and outstanding at each of December 31, 2017 and 2016	—	—
Common stock, $.001 par value: 250,000 shares authorized and 118,325 shares issued and outstanding at December 31, 2017; 200,000 shares authorized and 75,863 shares issued and outstanding at December 31, 2016	118	76
Additional paid-in capital	546,092	519,911
Accumulated other comprehensive income (loss)	(4)	6
Accumulated deficit	(586,969)	(521,916)
Total stockholders’ deficit	(40,763)	(1,923)
Total liabilities and stockholders’ deficit	$50,198	$27,285

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Collaboration and licensing revenue	$7,579	$2,515	$19,024
Operating expenses:
Research and development	25,179	23,703	12,875
General and administrative	9,138	8,205	10,217
Settlement costs (Note 15)	2,073	—	4,000
Restructuring and lease exit	—	—	4,358
	36,390	31,908	31,450
Loss from operations	(28,811)	(29,393)	(12,426)
Other income (expense), net:
Interest expense, net	(2,373)	(1,949)	(2,286)
Change in fair value of warrant liability	(33,740)	4,751	—
Other (expense) income	—	(195)	(289)
Other income (expense), net	(36,113)	2,607	(2,575)
Net loss before provision for income taxes	(64,924)	(26,786)	(15,001)
Provision for income taxes	(101)	(101)	—
Net loss	$(65,025)	$(26,887)	$(15,001)
Basic and diluted net loss per share:
Net loss per share	$(0.61)	$(0.39)	$(0.27)
Weighted average number of common shares outstanding	105,930	69,268	55,701

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(65,025)	$(26,887)	$(15,001)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(10)	9	(3)
Comprehensive loss	$(65,035)	$(26,878)	$(15,004)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

(In thousands)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2014	52,289	$52	$500,582	$-	$(480,028)	$20,606
Stock-based compensation expense related to equity-classified awards	—	—	1,132	—	—	1,132
Exercise of stock options	166	—	241	—	—	241
Issuance of common stock to settle liability-classified share awards granted to directors	8	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	7	—	27	—	—	27
Issuance of common stock from at-the-market sales agreement (net of issuance costs of $157)	5,913	6	10,212	—	—	10,218
Forfeiture of restricted stock awards	(201)	—	—	—	—	—
Change in unrealized gain (loss) on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(15,001)	(15,001)
Balance at December 31, 2015	58,182	$58	$512,201	$(3)	$(495,029)	$17,227
Issuance of common stock and warrants in a private placement, excluding to related parties (net of issuance costs of $1.6 million)	17,098	17	14,829	—	—	14,846
Issuance of common stock and warrants to related parties	544	1	524	—	—	525
Stock-based compensation expense related to equity-classified awards	—	—	999	—	—	999
Issuance of warrants in connection with a private placement	—	—	(9,344)	—	—	(9,344)
Issuance of warrants in connection with loans payable	—	—	667	—	—	667
Exercise of stock options	39	—	33	—	—	33
Issuance of common stock under employee stock purchase plan	—	—	2	—	—	2
Change in unrealized gain (loss) on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(26,887)	(26,887)
Balance at December 31, 2016	75,863	$76	$519,911	$6	$(521,916)	$(1,923)
Retrospective adjustment related to adoption of new stock option forfeiture standard	—	—	28	—	(28)	—
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $1.8 million)	28,080	28	12,191	—	—	12,219
Issuance of common stock to related parties	6,420	6	3,204	—	—	3,210
Issuance of common stock from at-the-market sales agreement (net of issuance costs of $180)	6,470	6	8,810	—	—	8,816
Stock-based compensation expense related to equity-classified awards	—	—	1,089	—	—	1,089
Issuance of common stock in connection with warrant exercises	1,475	2	257	—	—	259
Reduction in PIPE warrant liability in connection with warrant exercises	—	—	587	—	—	587
Exercise of stock options	17	—	15	—	—	15
Change in unrealized gain (loss) on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(65,025)	(65,025)
Balance at December 31, 2017	118,325	$118	$546,092	$(4)	$(586,969)	$(40,763)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(65,025)	$(26,887)	$(15,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of property and equipment	—	—	232
Depreciation and amortization	—	30	9,567
Net loss (gain) on disposal of fixed assets	—	—	253
Stock-based compensation	1,089	999	1,132
Non-cash interest expense	514	465	655
Non-cash change in fair value of PIPE warrant liability	33,740	(4,751)	—
Non-cash charge for settlement warrants (Note 15)	2,073	—	—
Amortization of premium and discount on investments	68	14	34
Changes in operating assets and liabilities:
Restricted Cash	—	—	2,997
Accounts receivable	625	3,614	(2,300)
Insurance recovery (Note 15)	(15,000)	—	—
Prepaid expenses and other current assets	684	(340)	(116)
Other noncurrent assets	955	(827)	96
Accounts payable	250	760	(1,820)
Accrued clinical trial costs and contract research	4,323	2,032	(3,562)
Other accrued liabilities	927	(609)	(1,627)
Settlement liability (Note 15)	15,000	(4,000)	4,000
Deferred revenue	(510)	(1,488)	2,927
Deferred research and development reimbursements	1,123	—	—
Lease exit obligation	—	—	(5,206)
Deferred rent	—	—	(10,569)
Other liabilities	—	(78)	78
Net cash used in operating activities	(19,164)	(31,066)	(18,230)
Investing activities
Purchases of marketable securities	(34,852)	(29,421)	(19,085)
Proceeds from maturities and sales of marketable securities	24,450	28,664	11,550
Purchases of property and equipment	—	(7)	(22)
Proceeds from sale of property and equipment	—	—	1,241
Net cash used in investing activities	(10,402)	(764)	(6,316)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	21,294	14,846	10,218
Proceeds from issuance of common stock and warrants to related parties	3,210	525	—
Proceeds from issuance of loan payable and warrants	5,000	5,000	—
Proceeds from issuance of stock for stock-based compensation arrangements	15	36	268
Payments of debt issuance costs	(100)	(115)	—
Principal payments on loans payable	—	—	(11,612)
Net cash provided by (used in) financing activities	29,419	20,292	(1,126)
Net decrease in cash and cash equivalents	(147)	(11,538)	(25,672)
Cash and cash equivalents at beginning of period	15,096	26,634	52,306
Cash and cash equivalents at end of period	$14,949	$15,096	$26,634
Supplemental cash flow information
Cash paid for interest	$2,069	$1,539	$1,983
Non-cash financing activity
Fair value of warrants issued in connection with long term debt	$—	$667	$—
Fair value of warrants issued in connection with private placement	$—	$9,344	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. The Company’s strategy is to retain North American rights to its oncology portfolio while securing partners in development and commercialization outside of North America. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for renal cell carcinoma (“RCC”). The Company has entered into partnerships to fund the development and commercialization of its preclinical and clinical stage assets, including AV-203 and ficlatuzumab in oncology, AV-380 in cachexia, and tivozanib in oncology outside of North America.   Tivozanib (FOTIVDA®) is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with advanced RCC (“aRCC”) and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC. The Company is currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension (“PAH”).

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of December 31, 2017, the Company had cash, cash equivalents and marketable securities totaling approximately $33.5 million, working capital of $18.1 million and an accumulated deficit of $587.0 million.

During the year ended December, 2017, the Company raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of its common stock in March 2017, $8.8 million from sales of 6.5 million shares of its common stock under an at-the-market issuance sales agreement (the “Sales Agreement”) with FBR & Co. and MLV & Co. LLC (together “FBR”) and $5.0 million in additional borrowings under its loan and security agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P., affiliates of Hercules Technology Growth (collectively, “Hercules”) in June 2017, and $0.3 million in July 2017 from the issuance of 0.3 million shares of its common stock upon the exercise of 0.3 million warrants issued in connection with the May 2016 private placement (the “PIPE Warrants”). Refer to Notes 6 and 7.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of December 31, 2017, the Company had approximately $33.5 million in existing cash, cash equivalents and marketable securities. In the first quarter of 2018 to-date, the Company has raised an additional approximate $1.9 million in net funding, including approximately $0.5 million received in January 2018 related to the exercise of 0.5 million PIPE Warrants and $1.4 million in net partnership-related funding in connection with the $2.0 million milestone payment by EUSA Pharma (UK) Limited (“EUSA”) for the February 2018 reimbursement approval by the National Institute for Health and Care Excellence (the “NICE”) for RCC in the United Kingdom that was received in March 2018, net of the corresponding 30% sub-license fee due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”). Refer to Note 4. Based on these available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•

Earn royalty payments pursuant to the license agreement with EUSA. In August 2017, EUSA obtained marketing approval from the European Medicines Agency (the “EMA”) for tivozanib (FOTIVDA) for the treatment of RCC.

•

Earn milestone payments pursuant to the collaboration and license agreements described in Note 4 or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

Pursuant to the Company’s license agreement with EUSA, the Company is entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study

•

Raise funding through the possible additional sales of the Company’s common stock, including public or private equity        financings and / or sales of the Company’s common stock under the at-the-market-issuance sales agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”), as discussed in Note 7.

•	Partner AV-353 to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received those proceeds would be sufficient to support its current operating plan for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Under ASC 2015-40, the future receipt of potential funding from the Company’s collaborators and other resources cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Annual Report on Form 10-K and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $33.5 million in cash, cash equivalents and marketable securities at December 31, 2017, along with the additional approximate $1.9 million in net funding raised in the first quarter of 2018 to-date, as described above, would allow it to fund its planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments from its partners or additional related payments of potential licensing milestones to third parties, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under its Leerink Sales Agreement and no additional sales of equity through the exercise of the PIPE Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

If the Company is unable to obtain sufficient capital to continue to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

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

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to separately present settlement costs from general and administrative expenses in the consolidated statements of operations. There was no impact on total operating expenses or net income (loss) resulting from these reclassifications.

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

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 605. The Company’s policy is to recognized amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction to research and development expense.

When evaluating multiple element arrangements under ASC 605, the Company considers whether the deliverables under the arrangement represent separate units of accounting. This evaluation requires subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have standalone value, based on the relevant facts and circumstances for each arrangement. The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued PIPE warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.  As of December 31, 2017, PIPE Warrants exercisable for 259,067 shares of common stock had been exercised and PIPE Warrants exercisable for 17,383,415 shares of common stock were outstanding. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. Upon exercise, the PIPE Warrants are subject to revaluation just prior to the date of the warrant exercise and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net and the corresponding reduction in the warrant liability is recorded as additional paid-in capital in the Balance Sheet as a component of stockholder’s equity. The Company recorded a non-cash loss of approximately $33.7 million in the year ended December 31, 2017 and a non-cash gain of approximately $4.8 million in the year ended December 31, 2016 in its Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from higher stock prices as of December 31, 2017 and lower stock prices as of December 31, 2016 relative to prior periods. In the year ended December 31, 2017, the Company recorded a reduction in the warrant liability, with a corresponding increase to additional paid-in capital, of approximately $0.6 million attributable to warrant exercises in the third quarter of 2017.

The following table rolls forward the fair value of the Company’s PIPE warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2017 (in thousands):

Issuance of warrants on May 13, 2016	$9,344
Decrease in fair value	(4,751)
Fair value at December 31, 2016	$4,593
Increase in fair value	33,740
Reduction in warrant liability for PIPE Warrant exercises	(587)
Fair value at December 31, 2017	$37,746

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	December 31, 2017
Expected price volatility	76.25%	78.18%	84.86%
Expected term (in years)	5.00	4.50	3.50
Risk-free interest rates	1.22%	1.93%	2.09%
Stock price	$0.89	$0.54	$2.79
Dividend yield	—	—	—

Potential Class Action Settlement

In December 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with class representatives Bob Levine and William Windham (the “Plaintiffs”), regarding the settlement of a securities class action lawsuit (the “Class Action”) filed in 2013 and pending in the United States District Court for the District of Massachusetts (the “District Court”) against us and certain of our former officers (Tuan Ha-Ngoc, David Johnston, and William Slichenmyer, together, the “Individual Defendants”),  In re AVEO Pharmaceuticals, Inc. Securities Litigation et al. , No. 1:13-cv-11157-DJC. As previously disclosed, the Class Action was purportedly brought on behalf of stockholders who purchased our common stock between May 16, 2012 and May 1, 2013 (the “Class”).

In December 2017, upon entering into the MOU, this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of its common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share (“the Settlement Warrants”) with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. In February 2018, the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.

The settlement is subject to the execution of a definitive settlement agreement, notice to the Class, and final approval of the District Court and shall be effective on the date (the “Effective Date”) on which all of the following circumstances have occurred:

(a) a final judgment containing the requisite release of claims has been entered by the District Court (“Final Judgment”); (b) no appeal is pending with respect to the Final Judgment; (c) the Final Judgment has not been reversed, modified, vacated or amended; (d) the time to file any appeal from the Final Judgment has expired without the filing of an appeal or an order dismissing the appeal or affirming the Final Judgment has been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) has expired; and (e) the MOU and any settlement agreement with respect to the claims released in the Final Judgment have not expired or been terminated. The Company as agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  In January 2018, the Company entered into a stipulation of settlement agreement (the “Stipulation”) that was preliminarily approved by the District Court in February 2018. A hearing by the District Court for final approval of the Stipulation has been scheduled for May 30, 2018. Refer to Note 15, “Legal Proceedings” for further discussion of this class action settlement.

The estimated fair value of the Settlement Warrants to be issued on the Effective Date has been determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants to be issued on the Effective Date are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants are issued, at which point they will be recorded as equity or as a liability based upon the issuance terms

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

December 31, 2017
Expected price volatility	101.52%
Expected term (in years)	1.00
Risk-free interest rates	1.76%
Stock price	$2.79
Dividend yield	—

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

The Company’s cash is deposited in highly-rated financial institutions in the United States. The Company invests in U.S. government money market funds, high-grade, short-term commercial paper, corporate bonds and other U.S. government agency securities, which management believes are subject to minimal credit and market risk. The carrying values of the Company’s cash and cash equivalents approximate fair value due to their short-term maturities.

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

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2017 and December 31, 2016:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
Cash and cash equivalents:
Cash and money market funds	$14,949	$—	$—	$14,949
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	14,949	—	—	14,949

Marketable securities:
Corporate debt securities due within 1 year	$17,074	$1	$(5)	$17,070
US government agency securities due within 1 year	1,506	—	—	1,506
Total marketable securities	18,580	1	(5)	18,576
Total cash, cash equivalents and marketable securities	$33,529	$1	$(5)	$33,525

December 31, 2016
Cash and cash equivalents:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	1,005	—	—	1,005
Total cash and cash equivalents	15,096	—	—	15,096

Marketable securities:
Corporate debt securities due within 1 year	8,246	6	—	8,252
Total marketable securities	8,246	6	—	8,252
Total cash, cash equivalents and marketable securities	$23,342	$6	$—	$23,348

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

As of December 31, 2017, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and in addition, for 2016, high-grade corporate debt securities, including commercial paper, and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper, and in addition, for 2017, U.S. government agency securities. During the years ended December 31, 2017 and 2016, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of December 31, 2017, the Company’s financial liabilities that were recorded at fair value consisted of warrant liabilities, including the PIPE warrant liability and the estimated fair value of the Settlement Warrants.

The fair value of the Company’s loans payable at December 31, 2017 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$14,949	$—	$—	$14,949
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	$14,949	$—	$—	$14,949
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,070	$—	$17,070
US government agency securities due within 1 year	—	1,506	—	1,506
Total marketable securities	$—	$18,576	$—	$18,576
Total cash, cash equivalents and marketable securities	$14,949	$18,576	$—	$33,525
Financial liabilities carried at fair value:
PIPE warrant liability	$—	$—	$37,746	$37,746
Settlement warrant liability	—	—	2,073	2,073
Total warrant liabilities	$—	$—	$39,819	$39,819

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$14,091	$—	$—	$14,091
Corporate debt securities	—	1,005	—	1,005
Total cash and cash equivalents	$14,091	$1,005	$—	$15,096
Marketable securities:
Corporate debt securities due within 1 year	—	$8,252	—	$8,252
Total marketable securities	$—	$8,252	$—	$8,252
Total cash, cash equivalents and marketable securities	$14,091	$9,257	$—	$23,348
Financial liabilities carried at fair value:
PIPE warrant liability	$—	$—	$4,593	$4,593
Total warrant liability	$—	$—	$4,593	$4,593

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0, $30 thousand and $9.6 million, respectively. In September 2014, the Company entered into a Lease Termination Agreement (refer to Note 12). As a result, the Company revised the estimated useful life of its leasehold improvements related to this space. In February 2015, the Company provided notice that it would surrender the remaining space on May 29, 2015. Accordingly, the Company again revised the estimated useful life of its leasehold improvements related to this office space and amortized such assets through May 2015, resulting in an additional $2.9 million of depreciation expense during the year ended December 31, 2015.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  The Company recognized $0, $0 and $0.2 million of impairment losses during the years ended December 31, 2017, 2016 and 2015, respectively, primarily related to leasehold improvements.

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding  using the treasury stock method. However, for the years ended December 31, 2017, 2016 and 2015, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2017, 2016 and 2015, respectively:

	Years Ended December 31,
	2017	2016	2015
Outstanding stock options	7,537,958	4,858,678	4,796,005
Outstanding warrants	17,383,415	19,453,295	608,696
Unvested restricted stock	—	—	42,750
Total	24,921,373	24,311,973	5,447,451

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the years ended December 31, 2017, 2016 and 2015, the Company recorded the following stock-based compensation expense:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$290	$293	$298
General and administrative	799	706	765
Restructuring	—	—	69
Total stock-based compensation expense	$1,089	$999	$1,132

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2017 and 2016, the Company has $0 and $0.8 million, respectively, of net assets located in the United Kingdom.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, contract research accruals, measurement of the PIPE warrant liability, estimated settlement liabilities and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) that will supersede nearly all existing revenue recognition guidance under GAAP. The standard was originally scheduled to be effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the standard was deferred by one year and will now be effective for annual and interim periods beginning after December 15, 2017. ASU 2014-09 also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method. The Company is in the process of completing its analysis with respect to its active revenue arrangements, including those with CANbridge Life Sciences Ltd. (“CANbridge”), EUSA, and Novartis, as well as identifying any appropriate changes to its revenue recognition policies and internal controls.

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

The Company has not yet completed its assessment of the impact the adoption of this standard may have on its consolidated financial statements and internal control. With regard to the arrangements with CANbridge and Novartis, the Company currently does not expect the impact of adoption of this standard to be material. The Company is continuing to evaluate the effects of the adoption of the standard on its arrangement with EUSA. Expected impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard. In connection with the adoption of this standard, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company will not early adopt this standard and is currently evaluating the potential changes from this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

Recently Adopted Accounting Pronouncements

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million in foreign withholding taxes. CANbridge agreed to reimburse the Company $1.0 million for certain manufacturing costs and expenses incurred by the Company prior to the Effective Date with respect to AV-203. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017, net of $0.1 million in foreign withholding taxes. The Company is also eligible to receive up to $42.0 million in potential development and regulatory milestone payments and up to $90.0 million in potential sales based milestone payments based on annual net sales of licensed products. In December 2017, CANbridge filed an IND with the China Food and Drug Administration for a Phase 1b / III clinical study of AV-203 in esophageal squamous cell cancer. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of December 31, 2017.

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

Under the license agreement, EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the license agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC.  In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial. As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. In February 2018, EUSA obtained reimbursement approval from the NICE in the UK in first line RCC. Accordingly, the Company earned a $2.0 million milestone payment that was received in March 2018. The Company is also eligible to receive a payment of $2.0 million in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA license agreement are not subject to the 30% sublicensing payment to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA license agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties, as set forth above. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

Activities under the agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The agreement with EUSA includes the following non-contingent deliverables: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories; (ii) the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (iii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories, (iv) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (v) the Company’s participation in a joint steering committee. The Company determined that the delivered license did not have stand-alone value from the undelivered elements and have accounted for these items as a single bundled deliverable. The Company allocated the upfront consideration of $2.5 million to the bundled unit of accounting and is recognizing it over the Company’s performance period through April 2022, the remaining patent life of tivozanib. The Company recognized approximately $0.4 million, $0.4 million and $14 thousand as revenue during each of the years ended December 31, 2017, 2016 and 2015, respectively, related to the previously deferred upfront consideration.

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

In August 2017, the European Commission (“EC”) approved tivozanib (FOTIVDA) for the treatment of adult patients with aRCC, as described above. Accordingly, the Company earned a $4.0 million research and development reimbursement payment upon the EMA approval in RCC that was paid by EUSA in September 2017. In accordance with ASC 605-28, Revenue Recognition—Milestone Method, the Company recognized the $4.0 million received from EUSA upon achievement of EMA approval as revenue as the underlying milestone was considered to be substantive. In November 2017, EUSA commenced the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. Accordingly, the Company began earning sales royalties and recognized approximately $19 thousand in revenue in the three months ended December 31, 2017.

In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its Licensed Territories. Upon exercise of its opt-in right, EUSA became responsible for funding 50% of the total estimated costs of the TiNivo trial, up to $2.0 million. EUSA’s opt-in rights were identified as a contingent deliverable at the inception of the arrangement and, because they did not contain a significant incremental discount, were not considered as a deliverable in connection with the Company’s initial accounting for the EUSA arrangement. Accordingly, the Company evaluated EUSA’s exercise of its opt-in rights as a separate arrangement. The Company is accounting for the joint development activities relative to the TiNivo trial as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements because EUSA is an active participant in the ongoing TiNivo trial and is exposed to significant risk and rewards in connection with the activity. Payments from EUSA with respect to its share of TiNivo trial development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities. In the year ended December 31, 2017, the Company recognized an approximate $0.9 million reduction in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs incurred through that date as the TiNivo trial was ongoing at the time EUSA made its opt-in election and EUSA paid the $2.0 million maximum amount of cost sharing per the license agreement in advance. The remaining $1.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of December 31, 2017 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial. .

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

Pursuant to the license agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. Novartis also acquired the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. As of December 31, 2017, the Company is eligible to receive up to $51.2 million in potential clinical and development milestone payments, up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the license agreement in the United States, the European Union and Japan, and up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. If the product is commercialized, the Company would be eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits.

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

In February 2017, Novartis paid the Company $1.8 million out of its future payment obligations under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. Novartis will reduce any subsequent payment obligations to the Company, if any, by the $1.8 million.  The Company recognized the $1.8 million of consideration as revenue during the three months ended March 31, 2017, as the amount was fixed and determinable and non-refundable, and the Company does not have any further performance obligations to Novartis in connection with the license agreement. This payment reduces the aggregate future amounts potentially payable by Novartis to the Company, if any, under the license agreement by the $1.8 million, but does not amend any other terms of the Novartis license agreement. No milestone payments have been earned as of December 31, 2017.

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

Upon the effective date of the termination, the remaining deferred revenue of approximately $0.9 million was recognized. The Company recognized approximately $0, $0.9 million and $61 thousand as revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Under the Option Agreement, the Company received a cash payment of $0.5 million during the year ended December 31, 2014. The Company deferred the payment and was recording the deferred revenue over the Company’s period of performance, which was estimated to be through December 2017. Upon the effective date of the termination, the remaining deferred revenue of approximately $0.1 million was recognized. The Company recorded approximately $0.1 million, $0.1 million and $0.2 million of revenue during the years ended December 31, 2017, 2016 and 2015, respectively.

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

Prior to any Opt-Out, the parties shall share equally in any payments received from a third-party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third-party payments. The agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

Activities under the Biodesix Agreement were evaluated under ASC 605-25 to determine whether such activities represented a multiple element revenue arrangement. The Biodesix Agreement includes the following non-contingent deliverables: (i) the Company’s obligation to deliver perpetual, non-exclusive rights to certain intellectual property including clinical and biomarker data related to ficlatuzumab for use in developing and commercializing VeriStrat; (ii) the Company’s obligation to participate in the joint steering committee; and (iii) the Company’s obligation to provide its existing supply of ficlatuzumab for development purposes. The Company concluded that any deliverables that would be delivered after the FOCAL trial is complete were contingent deliverables because these services are contingent upon the results of the FOCAL trial. As these deliverables were contingent, and are not at an incremental discount, they are not evaluated as deliverables at the inception of the arrangement. These contingent deliverables will be evaluated and accounted for separately as each related contingency is resolved. As of December 31, 2017, no contingent deliverables had been provided by the Company.

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

The Company recorded the consideration earned in connection with the FOCAL trial, which consisted of reimbursements from Biodesix for expenses related to the trial, as a reduction to research and development expense during the period that reimbursable expenses were incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million, $2.5 million and $3.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1  million and $0.8 million at December 31, 2017 and 2016, respectively. The Company received cash payments related to cost reimbursements of approximately $0.8 million and $2.8 million during the years ended December 31, 2017 and 2016, respectively.

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

The Company accounted for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808, Collaborative Arrangements. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of the cost-sharing provisions in the Astellas Agreement, the Company decreased research and development expenses by $0.2 million, $0.3 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.2 million and $0.1 million at December 31, 2017 and 2016, respectively.

Under the agreement, the Company received cash payments related to reimbursable payments and milestone payments of $0 and $0.3 million during the years ended December 31, 2017 and 2016, respectively.

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

Under the agreement, the Company recorded revenue of $0, $38 thousand and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

During the year ended December 31, 2016, the Company recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

During the year ended December 31, 2017, the Company recognized $1.8 million in research and development expense in connection with a time-based milestone obligation due to St. Vincent’s.

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

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK license relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of fifty percent (50%) of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-R&D reimbursement payments the Company may receive from EUSA pursuant to the EUSA agreement, including EU reimbursement approval milestones in up to five specified EU countries, EU marketing approvals for up to three additional indications beyond RCC, marketing approvals in up to three specified licensed territories outside of the EU, sales-based milestones and royalties. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first line RCC is subject to the 30% KHK sub-license fee, or $0.6 million.

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

Certain other research agreements require the Company to remit royalties in amounts ranging from 0.5% to 1.5% based on net sales of products utilizing the licensed technology. No expenses were incurred during the years ended December 31, 2017, 2016 and 2015. The Company has not paid any royalties to date.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Professional fees	$844	$464
Compensation and benefits	1,325	891
Other	289	176
Total	$2,458	$1,531

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement with Hercules (the “First Loan Agreement”). The First Loan Agreement was subsequently amended in March 2012 (the “2012 Amendment”), September 2014 (the “2014 Amendment”), May 2016 (the “2016 Amendment”) and December 2017 (the “2017 Loan Agreement”). Amounts borrowed under the 2012 Amendment were repaid in full in 2015.

Pursuant to the 2014 Amendment, the Company received additional loan proceeds from Hercules in the amount of $10.0 million and was not required to commence principal payments until May 1, 2016, with the last principal payment due on January 1, 2018. An end-of-term payment of approximately $0.5 million continued to be due on January 1, 2018 and was paid on the first business day of 2018. The Company incurred approximately $0.2 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2014 Amendment was accounted for as a loan modification in accordance with ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”).

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

In May 2016, pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules in the amount of $5.0 million, which increased the aggregate outstanding principal balance under the First Loan Agreement to $15.0 million. The Company was not required to commence principal payments on the $15 million loan until July 1, 2017, at which time the Company would have been required to make 30 equal monthly payments of principal and interest through December 2019. An end-of-term payment of approximately $0.2 million is due on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment was accounted for as a loan modification in accordance with ASC 470-50. The 2016 Amendment included a financial covenant that required the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that were satisfactory to Hercules.

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

In June 2017, pursuant to the 2016 Amendment, the Company received the additional $5.0 million in loan proceeds from Hercules, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million and resulted in a six-month deferral in the commencement of principal payments. There was no change in the loan maturity date of December 2019. The Company was not required to commence principal payments on the $20.0 million loan until January 1, 2018, at which time the Company would have been required to make 23 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through November 2019 and an approximate $5.3 million payment of principal and interest in December 2019, which represented approximately 26% of the entire $20.0 million loan. An additional end-of-term payment of approximately $0.1 million is due on December 1, 2019, which increased the total end-of-term payments under the 2016 Amendment to $0.3 million.

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

As part of the 2016 Agreement, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions.

In connection with the Company’s May 2016 private placement (refer to Note 7), Hercules purchased 259,067 units for cash proceeds of $0.2 million to the Company. This purchase was separate from the $2.0 million equity purchase option under the 2016 Amendment. Each unit in the May 2016 private placement included one share of the Company’s common stock and a PIPE Warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants. The Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds.

In December 2017, the Company entered into an amended and restated loan and security agreement with Hercules to refinance the $20.0 million First Loan Agreement (the “2017 Loan Agreement). The proceeds of the new loan facility were used to retire the existing $20.0 million in secured debt outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the new loan facility has a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib. Per the 2017 Loan Agreement, Hercules did not receive any additional warrants to purchase shares of the Company’s common stock and no longer has the option, subject to the Company’s written consent, to participate in its future equity financings up to $2.0 million through the purchase of the Company’s common stock either with cash or through the conversion of outstanding principal under the loan.

The loan maturity date has been revised from December 2019 to July 2021. The Company is not required to make principal payments until February 1, 2019, at which time the Company will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the current interest rate has been decreased from 11.9% to 9.45%. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The interest-only period could be extended by two 6-month deferrals upon the achievement of specified milestones relating to the development of tizozanib, including (i) on or prior to September 30, 2018, the Company has received positive data with respect to its TIVO-3 trial for the treatment of RCC for patients in the third-line setting which positive data supports the filing for a new drug application with the FDA, subject to confirmation by Hercules at its reasonable discretion, and (ii)  on or prior to June 28, 2019, the Company has received approval from the FDA for its tivozanib product for the treatment of RCC for patients in the third-line setting, subject to confirmation by Hercules at its reasonable discretion.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.5 million and $1.0 million as of December 31, 2017 and 2016, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (9.45% as of December 31, 2017).

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement define events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of December 31, 2017, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2017 are as follows (amounts in thousands):

Year Ending December 31:
2018	$2,493
2019	8,725
2020	9,013
2021	6,087
26,318
Less amount representing interest	(4,688)
Less unamortized discount	(1,523)
Less deferred charges	(1,630)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$18,477

(7) Common Stock

As of December 31, 2017, the Company had 250,000,000 authorized shares of common stock, $0.001 par value, of which 118,325,396 shares were issued and outstanding.

In June 2017, the Company amended its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 50,000,000 from 200,000,000 shares to 250,000,000 shares. The amendment was adopted by the Board of Directors in April 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017

ATM Sales Agreement with Leerink

In February 2018, the Company entered into an at-the-market issuance sales agreement (the “Leerink Sales Agreement”), with Leerink Partners LLC (“Leerink”) pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $50 million, at its option, through Leerink as its sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. At the time of issuance of these financial statements, no shares of our common stock have been sold under the Leerink Sales Agreement.

On November 30, 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to $200.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2017 Shelf”). The 2017 Shelf (file No. 333-221873) was declared effective by the SEC on December 15, 2017 and was filed to replace the Company’s then existing 2015 Shelf, which was terminated.

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

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. As of December 31, 2017, there were PIPE Warrants outstanding and exercisable for 17,383,415 shares of common stock.

ATM Sales Agreement with FBR

In February 2015, the Company entered into an at-the-market issuance sales agreement (the “FBR Sales Agreement”) with FBR & Co. and MLV & Co. (together “FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the FBR Sales Agreement.

On May 7, 2015, the Company filed a shelf registration statement on Form S-3 with the SEC, which covered the offering, issuance and sale by the Company of up to $100.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2015 Shelf”). The 2015 Shelf was filed to replace the Company’s existing $250.0 million shelf registration statement (the “2012 Shelf”). On May 7, 2015, the Company also amended its FBR Sales Agreement to provide for the offering, issuance and sale by the Company of up to $15.0 million of its common stock under the 2015 Shelf, which replaced the Company’s existing $17.9 million offering that expired along with the expired 2012 Shelf. Through August 2015, the Company sold approximately 5.9 million shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $10.2 million, net of commissions and issuance costs. In June 2017, the Company sold approximately 6.5 million shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. No shares were sold between August 2015 and June 2017, and between July 2017 and December 15, 2017 under the FBR Sales Agreement. The FBR Sales Agreement has expired.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of December 31, 2017, there were 3,549,657 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the year ended December 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,858,678	$2.31
Granted	3,455,135	$1.40
Exercised	(17,576)	$0.87
Forfeited	(758,279)	$1.03
Outstanding at December 31, 2017	7,537,958	$2.00	7.49	$10,709,000
Exercisable at December 31, 2017	3,582,756	$2.67	6.06	$5,075,000

Stock options to purchase 178,564 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at December 31, 2017.

The aggregate intrinsic value is based upon the Company’s closing stock price of $2.79 on December 29, 2017, the last trading day of the year.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2017	2016	2015
Volatility factor	71.82% - 80.15%	72.18% - 74.47%	73.04% - 78.70%
Expected term (in years)	5.50 - 6.25	3.00 - 6.25	5.50 - 6.25
Risk-free interest rates	1.84% - 2.22%	1.07% - 2.01%	1.54% - 1.93%
Dividend yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In July 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to July 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $0.97, $0.65 and $0.75, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, the Company included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which the Company estimated based upon actual historical forfeitures. The forfeiture estimates were recognized over the requisite service period of the awards on a straight-line basis. The Company used a forfeiture rate of 0%, 76% and 71% during years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, there was $3.4 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $46,000, $6,000 and $58,000, respectively.

Stock Incentive Plan—Restricted Stock

The Company periodically grants awards of restricted stock to employees. These awards typically vest upon completion of the requisite service period or upon achievement of specified performance targets.

The fair value of restricted stock awards that vested was $0 in the year ended December 31, 2017, and $0.1 million in each of the years ended December 31, 2016 and 2015.

Employee Stock Purchase Plan

In February 2010, the Board of Directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 250,000 shares of Common Stock, as amended in March 2013. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. The Company has reserved 764,000 shares of common stock under the ESPP. As of December 31, 2017, there were 307,282 shares available for future issuance under the ESPP.

Pursuant to the ESPP, the Company did not sell any shares of common stock during the years ended December 31, 2017 and December 31, 2016.   For the year ended December 31, 2015, the Company sold a total of 7,138 shares of common stock at purchase prices of $0.75 and $1.07, respectively, which represent 85% of the closing price of the Company’s common stock on June 30, 2015 and December 31, 2015, respectively. The total stock-based compensation expense recorded as a result of the ESPP was approximately $3 thousand, $2 thousand and $27 thousand during the years ended December 31, 2017, 2016 and 2015, respectively.

(9) Commitments and Contingencies

Operating Leases

The Company leases office and has leased lab space and equipment under various operating lease agreements. Rent expense under the operating leases amounted to $0.6 million, $0.6 million and $(9.1) million for the years ended December 31, 2017, 2016 and 2015, respectively. The net rent credit for the year ended December 31, 2015 was recorded within operating expenses and allocated to research and development and general and administrative expense based upon the use of the underlying facility space. Refer to the following paragraphs and Note 12 for further discussion of the net rent credit recognized in 2015.

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

(10) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company recorded a $0.1 million tax provision for foreign withholding taxes in each of the years ended December 31, 2017 and 2016 in connection with the $1.0 million in reimbursement payments in 2017 related to manufacturing development activities conducted by the Company prior to the Effective Date and the $1.0 million upfront payment by CANbridge in March 2016 upon the execution of the collaboration and license agreement. For the year ended December 31, 2015, the Company did not have any federal, state, or foreign income tax expense as it generated taxable losses in all filing jurisdictions.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Income tax computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.3%	5.2%	5.3%
Research and development credits	0.4%	1.4%	2.0%
Other permanent differences	(20.8)%	6.1%	(2.0)%
Foreign rate differential	0.0%	(0.1)%	(0.1)%
Foreign withholding taxes	(0.2)%	(0.4)%	—
SEC settlement liability	0.0%	—	(9.1)%
Excess benefit stock compensation	0.0%	—	—
Tax reform - rate change	(97.5)%	—	—
Other	0.1%	(6.6)%	(3.8)%
Change in valuation allowance	78.7%	(39.6)%	(26.3)%
Total	—	—	—

With limited exceptions, the Company has incurred net operating losses from inception. At December 31, 2017, the Company had domestic federal, state, and United Kingdom (UK) net operating loss carryforwards of approximately $503.6 million, $394.3 million, and $6.0 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2022 through 2037 and the state loss carryforwards begin to expire in 2030 and continue through 2037 The foreign net operating loss carryforwards in the UK do not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $10.5 million and $4.3 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2022 through 2037 and the state credits expire beginning in 2019 through 2032. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
NOL carryforwards	$131,683	$182,433
Research and development credits	13,913	13,060
Deferred revenue and R&D reimbursements	770	867
Estimated settlement liability	4,664	—
Other temporary differences	4,420	4,570
Total deferred tax assets:	155,450	200,930
Deferred tax liabilities:
Insurance recovery	(4,098)	—
Total deferred tax liabilities:	(4,098)	—
Valuation allowance	(151,352)	(200,930)
Total	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical losses. Accordingly, future favorable adjustments to the valuation allowance may be required, if and when circumstances change. The valuation allowance decreased by $49.6 million as of December 31, 2017 which was primarily related to the “Tax Cuts and Jobs Act”, which reduced the federal tax rate from 35% to 21%. The valuation allowance increased $10.6 million and $3.9 million during the years ended December 31, 2016 and 2015, respectively, primarily due to the generation of net operating loss carryforwards.

As of December 31, 2016, the Company had federal and state net operating losses of approximately $4.1 million related to excess tax deductions that had been excluded from the above table. The benefit of these net operating losses would have been recognized as an increase in additional paid in capital when it resulted in a reduction of taxes payable. In January 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  As part of the adoption, the Company recorded through retained earnings these additional deferred tax assets of $4.1 million related to previously unrecognized tax losses with an equal and offsetting adjustment to the Company's valuation allowance. The net impact of the adoption on the Company's deferred tax assets was $0.

On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act (“the Act”). The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

The Company recognizes the changes in tax law, including the Act, in the period the law is enacted.  Accordingly, the effects of the Act have been recognized in the financial statements for the year ended December 31, 2017. As a result of the change in law, the Company recorded a reduction to its deferred tax assets of $63.3 million and a corresponding reduction to its valuation allowance. As a result, there was no impact to the Company’s income statement due to the reduction in the U.S. corporate tax rate.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however in certain cases the Company has made a reasonable estimate of the effects of the Act. For the items for which we were able to determine a reasonable estimate and thus are considered provisional, we recorded a $63.3 million reduction to deferred tax assets.  The Company’s preliminary estimate of the effects Act, including the remeasurement of deferred tax assets and liabilities, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Act and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Act may require further adjustments and changes in estimates. The final determination of the effects of the Act will be completed as additional information becomes available, but no later than one year from the enactment of the Act. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

The Company applies FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (codified within ASC 740, Income Taxes), for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.  A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2014 through 2017. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Amount established upon adoption	$1,200	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	—	—	—
Balance as of end of year	$1,200	$1,200	$1,200

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

The following table summarizes the components of the Company’s restructuring activity recorded in operating expenses and in accrued expenses in the accompanying consolidated balance sheet:

	Restructuring amounts accrued at December 31, 2016	Restructuring expense incurred during the year ended December 31, 2017	Restructuring amounts paid during the year ended December 31, 2017	Restructuring amounts accrued at December 31, 2017

Employee severance, benefits and related costs.	$—	$—	$—	$—

	Restructuring amounts accrued at December 31, 2015	Restructuring expense incurred during the year ended December 31, 2016	Restructuring amounts paid during the year ended December 31, 2016	Restructuring amounts accrued at December 31, 2016

Employee severance, benefits and related costs.	$357	$—	$(357)	$—

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

No costs were incurred during the year ended December 31, 2016 or 2017.

(13) Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.1 million for each of the years ended December 31, 2017, 2016 and 2015.

(14) Quarterly Results (Unaudited)

	Three Month Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, expect per share data)
	(unaudited)
Collaboration and licensing revenue	$2,532	$351	$4,614	$82
Operating expenses	10,287	9,183	6,767	10,153
Loss from operations	(7,755)	(8,832)	(2,153)	(10,071)
Change in fair value of PIPE warrant liability	(484)	(23,925)	(23,538)	14,207
Other expense, net	(551)	(530)	(655)	(637)
Provision for income taxes	(50)	—	(51)	—
Net income (loss)	$(8,840)	$(33,287)	$(26,397)	$3,499

Basic net income (loss) per share
Net income (loss) per share	$(0.12)	$(0.30)	$(0.22)	$0.03
Weighted average number of common shares outstanding	76,246	110,550	118,006	118,323
Dilutive net income (loss) per share
Net income (loss) per share	$(0.12)	$(0.30)	$(0.22)	$(0.08)
Weighted average number of common shares and dilutive common share equivalents outstanding	76,246	110,550	118,006	130,108

	Three Month Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, expect per share data)
	(unaudited)
Collaboration and licensing revenue	$1,203	$193	$992	$127
Operating expenses	8,435	7,335	6,585	9,553
Loss from operations	(7,232)	(7,142)	(5,593)	(9,426)
Change in fair value of PIPE warrant liability	—	(996)	1,178	4,569
Other expense, net	(377)	(468)	(551)	(748)
Provision for income taxes	(101)	—	—	—
Net loss	$(7,710)	$(8,606)	$(4,966)	$(5,605)
Net loss per share - basic and diluted	$(0.13)	$(0.13)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding	58,166	66,917	75,861	75,863

(15) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of its former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013.  On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014.  The amended complaint purported to be brought on behalf of stockholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013 (the “Class”).  This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and after a second round of briefing and oral argument, the District Court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the District Court’s judgment, which the Company opposed. On January 3, 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, the Company filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, the Company filed its response. On July 18, 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017.  On December 26, 2017, the parties entered into a binding Memorandum of Understanding (the “MOU”) regarding the settlement of the lawsuit.  On January 29, 2018, the parties entered into a Stipulation of Settlement (the “Stipulation”), which was filed with District Court on February 2, 2018.  Under the terms of the MOU and Stipulation, AVEO agreed with counsel for the lead plaintiffs to cause certain of AVEO’s and the Individual Defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award lead plaintiffs’ counsel and costs lead plaintiffs incur in administering and providing notice of the settlement.  Additionally, AVEO agreed to issue to the Class the Settlement Warrants for the purchase of 2.0 million shares of AVEO common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 (“the “Settlement Warrants”). On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  The Stipulation is subject to final approval by the District Court.  The District Court set a Final Approval Hearing for May 30, 2018. The Company has agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the effective date of the final approval of the Stipulation.

The Company evaluates developments in legal proceedings on a quarterly basis. The Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. In December 2017, upon entering into the MOU, this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the warrant portion of the settlement with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. Refer to Note 3, “Potential Class Action Settlement” for further discussion of the warrants.

On July 3, 2013, the staff, or SEC Staff, of the SEC served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, as amended, and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AVEO Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 13, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2018

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers of the Registrant” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss) Income

Consolidated Statements of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	001-34655	06/03/2015	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	001-34655	08/09/2017	3.1

3.4	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.11	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2

10.12	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1

10.13	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.14	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4

10.15	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.16	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.17	Offer Letter by and between the Registrant and Keith Ehrlich, dated April 21, 2015	10-K	001-34655	03/15/2016	10.19

10.18	Transition Retirement and Release of Claims Agreement, dated as of May 3, 2017, by and between the Registrant and Keith Ehrlich	10-Q	001-34655	08/09/2017	10.1

10.19	Offer Letter by and between the Registrant and Matthew Dallas, dated May 8, 2017	8-K	001-34655	05/17/2017	10.1

10.20	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Matthew Dallas	8-K	001-34655	11/20/2017	10.1

10.21	Offer Letter by and between the Registrant and Nikhil Mehta, dated November 10, 2017					X

10.22	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Nikhil Mehta					X

	Material Contracts—Financing Agreements

10.23	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.24	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.25	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1

10.26	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

	Material Contracts—License and Strategic Partnership Agreements

10.27†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.28†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.29†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-Q	001-34655	05/07/2014	10.1

10.30†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.31	ATM Sales Agreement, dated February 27, 2015 by and between the Company and MLV & Co. LLC	8-K	001-34655	2/27/2015	1.1

10.32	Amendment No. 1 to ATM Sales Agreement, dated May 7, 2015 by and between the Registration and MLV & Co. LLC	10-Q	001-34655	05/07/2015	10.6

10.33†	License Agreement, dated August 13, 2015, by and between the Registrant and Novartis International Pharmaceutical Ltd.	10-Q	001-34655	11/09/2015	10.2

10.34†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.35†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.36†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1
10.37†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

Additional Exhibits

10.38	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: March 13, 2018	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bailey	President, Chief Executive Officer and Director	March 13, 2018
Michael Bailey	Principal Executive Officer

/s/ MATTHEW DALLAS	Chief Financial Officer	March 13, 2018
Matthew Dallas	Principal Financial and Accounting Officer

/s/ Kenneth M. Bate	Director	March 13, 2018
Kenneth M. Bate

/s/ Anthony B. Evnin	Director	March 13, 2018
Anthony B. Evnin

/s/ ROBERT C. YOUNG	Director	March 13, 2018
Robert C. Young

/s/ JOHN H. JOHNSON	Director	March 13, 2018
John H. Johnson