Form 10-Q
period 2018-03-31
AVEO PHARMACEUTICALS INC
filed 2018-05-08
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 4, 2018: 118,867,471

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$16,160	$14,949
Marketable securities	10,835	18,576
Accounts receivable	600	402
Insurance recovery (Note 9)	15,000	15,000
Clinical trial retainers	836	1,027
Other prepaid expenses and other current assets	171	229
Total current assets	43,602	50,183
Other assets	11	15
Total assets	$43,613	$50,198
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,380	$2,436
Accrued clinical trial costs and contract research	7,337	8,321
Other accrued liabilities	1,962	2,458
Loans payable, net of discount	586	—
Deferred revenue	1,342	395
Deferred research and development reimbursements	706	901
Estimated settlement liability (Note 9)	17,115	17,073
Other liabilities (Note 6)	—	540
Total current liabilities	32,428	32,124
Loans payable, net of current portion and discount	18,002	18,477
Deferred revenue	4,085	1,302
Deferred research and development reimbursement	143	222
PIPE warrant liability (Note 7)	38,110	37,746
Other liabilities (Note 6)	1,090	1,090
Total liabilities	93,858	90,961
Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at each of March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: 250,000 shares authorized at March 31, 2018 and December 31, 2017; 118,867 and 118,325 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	119	118
Additional paid-in capital	548,308	546,092
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(598,668)	(586,969)
Total stockholders’ deficit	(50,245)	(40,763)
Total liabilities and stockholders’ deficit	$43,613	$50,198

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Collaboration and licensing revenue	$980	$2,532
Partnership royalties	46	—
	1,026	2,532
Operating expenses:
Research and development	5,404	7,956
General and administrative	2,610	2,331
Settlement costs (Note 9)	42	—
	8,056	10,287
Loss from operations	(7,030)	(7,755)
Other expense, net:
Interest expense, net	(493)	(551)
Change in fair value of PIPE warrant liability	(1,465)	(484)
Other expense, net	(1,958)	(1,035)
Loss before provision for income taxes	(8,988)	(8,790)
Provision for income taxes	—	(50)
Net loss	$(8,988)	$(8,840)
Net loss per share — basic and diluted	$(0.08)	$(0.12)
Weighted average number of common shares outstanding	118,840	76,246

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(8,988)	$(8,840)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(5)
Comprehensive loss	$(8,988)	$(8,845)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(8,988)	$(8,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	583	207
Non-cash interest expense	111	134
Non-cash change in fair value of PIPE warrant liability	1,465	484
Non-cash charge for settlement warrants (Note 9)	42	—
Amortization of premium and discount on investments	5	(3)
Changes in operating assets and liabilities:
Accounts receivable	(198)	351
Prepaid expenses and other current assets	249	128
Other noncurrent assets	4	285
Accounts payable	944	1,091
Accrued contract research	(984)	1,146
Other accrued liabilities	(496)	(263)
Deferred revenue	1,019	(128)
Deferred research and development reimbursements	(274)	—
Net cash used in operating activities	(6,518)	(5,408)
Investing activities
Purchases of marketable securities	(6,801)	—
Proceeds from maturities and sales of marketable securities	14,537	8,252
Net cash provided by investing activities	7,736	8,252
Financing activities
Proceeds from issuance of common stock, net of issuance costs	518	12,261
Proceeds from issuance of common stock to related parties	—	3,210
Proceeds from issuance of stock for stock-based compensation arrangements	15	—
Payment of end-of-term debt costs (Note 6)	(540)	—
Net cash (used in) provided by financing activities	(7)	15,471
Net increase in cash and cash equivalents	1,211	18,315
Cash and cash equivalents at beginning of period	14,949	15,096
Cash and cash equivalents at end of period	$16,160	$33,411
Supplemental cash flow information
Cash paid for interest	$509	$446
Non-Cash Operating Activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$2,711	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of March 31, 2018, the Company had cash, cash equivalents and marketable securities totaling approximately $27.0 million, working capital of $11.2  million and an accumulated deficit of $598.7 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of March 31, 2018, the Company had approximately $27.0 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•

Earn royalty payments pursuant to the Company’s license agreement with EUSA Pharma (UK) Limited (the “EUSA Agreement”). In August 2017, EUSA Pharma (UK) Limited (“EUSA”) obtained marketing approval from the European Medicines Agency (the “EMA”) for tivozanib (FOTIVDA) for the treatment of aRCC.

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

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. These milestone payments are subject to the 30% sublicense fee payable to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) pursuant to the Company’s license agreement with KHK (the “KHK Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KHK” for further details.

In addition, CANbridge Life Sciences Ltd. (“CANbridge”) filed an initial new drug (“IND”) application with the China Food and Drug Administration in December 2017 for a clinical study of AV-203 in esophageal squamous cell carcinoma. Pursuant to the Company’s collaboration and license agreement with CANbridge (the “CANbridge Agreement”), the Company is entitled to receive a $2.0 million development and regulatory milestone payment upon the receipt of the regulatory approval of this IND application.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

Under ASC 205-40, the future receipt of potential funding from the Company’s collaborators and other resources cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $27.0 million in cash, cash equivalents and marketable securities at March 31, 2018 would allow it to fund its planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments from its partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under its Leerink Sales Agreement and no additional sales of equity through the exercise of the outstanding PIPE Warrants. (Refer to Note 7, Common Stock – Private Placement / PIPE Warrants regarding specific details.) Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2017 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018.

(3) Significant Accounting Policies

Revenue Recognition

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period condensed consolidated balance sheet. Financial results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

Under ASC 606, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and

(v) recognize revenue when (or as) the Company satisfies its performance obligation(s). As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method.

Licenses of intellectual property: The terms of the Company’s license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the Company’s ongoing activities. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from the portion of the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises (that is, for licenses that are not distinct from other promised goods and services in an arrangement), the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Research and development funding: Arrangements that include payment for research and development services are generally considered to have variable consideration. If and when the Company assesses the payment for these services is no longer subject to the constraint on variable consideration, the related revenue is included in the transaction price.

                  Milestone payments:  At the inception of each arrangement that includes non-refundable payments for contingent milestones, including preclinical research and development, clinical development and regulatory, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of the achievement of contingent milestones and the likelihood of a significant reversal of such milestone revenue, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and licensing revenue in the period of adjustment. This quarterly assessment may result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The following table summarizes the total revenues earned in the three months ended March 31, 2018 and 2017, respectively, by partner (in thousands). Refer to Note 4 Collaborations and License Agreements regarding specific details.

	Three Months Ended March 31,
	2018	2017
EUSA	$1,026	$99
Novartis	—	1,805
CANbridge	—	500
Ophthotech	—	28
Other	—	100
Total	$1,026	$2,532

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.  As of March 31, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules Capital Inc. exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules Capital Inc. 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

The PIPE Warrants contain a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there is a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity requires that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants has been determined using the Black-Scholes pricing model. These warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the earlier of their exercise or expiration or upon the completion of a liquidation event. Upon exercise, the PIPE Warrants are subject to revaluation just prior to the date of the warrant exercise and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net and the corresponding reduction in the PIPE Warrant liability is recorded as additional paid-in capital in the Balance Sheet as a component of stockholder’s equity. The Company recorded non-cash losses of approximately $1.5 million and $0.5 million in the three months ended March 31, 2018 and 2017, respectively, in its Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that resulted from higher stock prices as of March 31, 2018 and 2017, respectively, relative to prior periods. In the three months ended March 31, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2018 (in thousands):

Fair value at January 1, 2018	$37,746
Increase in fair value	1,465
Reduction in warrant liability for PIPE Warrant exercises	(1,101)
Fair value at March 31, 2018	$38,110

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018
Expected price volatility	76.25%	84.86%	85.61%
Expected term (in years)	5.00	3.50	3.25
Risk-free interest rates	1.22%	2.09%	2.39%
Stock price	$0.89	$2.79	$2.90
Dividend yield	—	—	—

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

The settlement is subject to the execution of a definitive settlement agreement, notice to the Class, and final approval of the District Court and shall be effective on the date (the “Effective Date”) on which all of the following circumstances have occurred: (a) a final judgment containing the requisite release of claims has been entered by the District Court (“Final Judgment”); (b) no appeal is pending with respect to the Final Judgment; (c) the Final Judgment has not been reversed, modified, vacated or amended; (d) the time to file any appeal from the Final Judgment has expired without the filing of an appeal or an order dismissing the appeal or affirming the Final Judgment has been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) has expired; and (e) the MOU and any settlement agreement with respect to the claims released in the Final Judgment have not expired or been terminated. The Company as agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  In January 2018, the Company entered into a stipulation of settlement agreement (the “Stipulation”) that was preliminarily approved by the District Court in February 2018. A hearing by the District Court for final approval of the Stipulation has been scheduled for May 30, 2018. Refer to Note 9, “Legal Proceedings” for further discussion of this class action settlement.

The estimated fair value of the Settlement Warrants to be issued on the Effective Date has been determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants to be issued on the Effective Date is subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants are issued, at which point they will be recorded as equity or as a liability based upon the issuance terms. The Company recorded a non-cash loss of approximately $42,000 in the three months ended March 31, 2018 in its Statement of Operations attributable to the increase in the fair value of the Settlement Warrants that principally resulted from a higher stock price as of March 31, 2018, relative to prior periods.

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

	December 31, 2017	March 31, 2018
Expected price volatility	101.52%	96.01%
Expected term (in years)	1.00	1.00
Risk-free interest rates	1.76%	2.09%
Stock price	$2.79	$2.90
Dividend yield	—	—

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

The Company does not have any restricted cash balances.

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

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2018
Cash and cash equivalents:
Cash and money market funds	$16,160	$—	$—	$16,160
Total cash and cash equivalents	16,160	—	—	16,160
Marketable securities:
Corporate debt securities due within 1 year	$9,832	$—	$(4)	$9,828
US government agency securities due within 1 year	1,007	—	—	1,007
Total marketable securities	10,839	—	(4)	10,835
Total cash, cash equivalents and marketable securities	$26,999	$—	$(4)	$26,995
December 31, 2017:
Cash and cash equivalents:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	14,949	—	—	14,949
Marketable securities:
Corporate debt securities due within 1 year	$17,074	$1	$(5)	$17,070
US government agency securities due within 1 year	1,506	—	—	1,506
Total marketable securities	18,580	1	(5)	18,576
Total cash, cash equivalents and marketable securities	$33,529	$1	$(5)	$33,525

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

As of March 31, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper, and U.S. government agency securities. During the three months ended March 31, 2018, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of March 31, 2018, the Company’s financial liabilities that were recorded at fair value consisted of warrant liabilities, including the PIPE Warrant liability and estimated fair value of the Settlement Warrants.

The fair value of the Company’s loans payable at March 31, 2018 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$16,160	$—	$—	$16,160
Total cash and cash equivalents	$16,160	$—	$—	$16,160
Marketable securities:
Corporate debt securities due within 1 year	$—	$9,828	$—	$9,828
U.S. government agency securities due within 1 year	—	1,007	—	1,007
Total marketable securities	$—	$10,835	$—	$10,835
Total cash, cash equivalents and marketable securities	$16,160	$10,835	$—	$26,995
Financial liabilities carried at fair value:
PIPE warrant liability	$—	$—	$38,110	$38,110
Settlement warrant liability	—	—	2,115	2,115
Total warrant liabilities	$—	$—	$40,225	$40,225

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	$14,949	$—	$—	$14,949
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,070	$—	$17,070
U.S. government agency securities due within 1 year	—	1,506	—	1,506
Total marketable securities	$—	$18,576	$—	$18,576
Total cash, cash equivalents and marketable securities	$14,949	$18,576	$—	$33,525
Financial liabilities carried at fair value:
PIPE warrant liability	$—	$—	$37,746	$37,746
Settlement warrant liability	—	—	2,073	2,073
Total warrant liabilities	$—	$—	$39,819	$39,819

Basic and Diluted Loss per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per common share is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding  using the treasury stock method. However, for the three months ended March 31, 2018 and 2017, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of unvested restricted common stock and common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Outstanding at March 31,
	2018	2017
Options outstanding	10,029	6,825
PIPE warrants outstanding	16,865	19,453
Total	26,894	26,278

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

                   The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which require the Company to make certain assumptions regarding the expected volatility its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. The Company calculates volatility using its historical stock price data. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months ended March 31, 2018 and 2017, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$183	$52
General and administrative	400	155
Total	$583	$207

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2018, the Company is forecasting a net loss for the year ended December 31, 2018. The Company maintains a full valuation allowance on all deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.  In accordance with SAB 118, the Company determined a provisional amount for the impact on its prior year deferred tax assets and valuation allowance in its prior year financial statements. The Company has not updated the provisional amounts and expects to complete the final assessment of the impact within the measurement period.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2018, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, contract research accruals, measurement of the PIPE Warrant liability, estimated settlement liabilities and measurement of stock-based compensation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes from this ASU.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605 and creates ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance for annual and interim periods beginning after December 15, 2017 and clarified various aspects of the new revenue guidance. ASC Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract, and requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. The Company conducted an analysis with respect to its active revenue arrangements, including those with EUSA, CANbridge and Novartis International Pharmaceutical Ltd. (“Novartis”).

The adoption of ASC 606 resulted in an approximate $2.7 million increase in each of deferred revenue and the accumulated deficit at the transition date. The transition adjustment related solely to the Company’s revenue arrangement with EUSA. The transition adjustment resulted from a change to the Company’s accounting policy with respect to the recognition of milestone payments as a result of adopting ASC 606. Prior to the adoption of ASC 606, the Company generally recognized milestone payments in their entirety as revenue in the period the payment was earned. However, under ASC 606, milestone payments are considered to be a form of variable consideration that, upon inclusion in the transaction price, is recognized when (or as) the remaining performance obligation(s) are satisfied. Because the Company’s performance obligation under the EUSA Agreement was only partially satisfied at January 1, 2018, a milestone payment received under that arrangement prior to the January 1, 2018 transition date has not been fully recognized as revenue as under ASC 606 as of the transition date.

As a result of adopting ASC 606, the Company established a deferred revenue deferred tax asset, in the amount of $0.7 million, and a corresponding offsetting valuation allowance, such that there was not tax impact on the Company’s condensed consolidated financial statements as a result of adopting ASC 606.

There was no impact from adopting ASC 606 to the Company’s revenue arrangements with CANbridge and Novartis as (i) the Company did not have any unsatisfied performance obligations under the CANbridge Agreement and the Company’s license agreement with Novartis (the “Novartis Agreement”) upon the adoption of ASC 606 and (ii) the transaction price under ASC 606 as of the transition date was the same as the arrangement consideration under ASC Topic 605.

Financial results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605.

The following table summarizes the cumulative effect of the adoption of ASC 606 to the Company’s contracts with customers that were not completed as of the January 1, 2018 transition date (in thousands):

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,027	$632	$395
Deferred revenue, net of current portion	$3,381	$2,079	$1,302
Accumulated deficit	$(589,680)	$(2,711)	$(586,969)

The following tables summarize the impact of the adoption of ASC 606 to the Company’s condensed consolidated financial statements at March 31, 2018 and for the three months ended March 31, 2018 as follows (in thousands, except per share figures):

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,342	$947	$395
Deferred revenue, net of current portion	$4,085	$2,882	$1,203
Accumulated deficit	$(598,668)	$(3,829)	$(594,839)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss as of March 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Collaboration and licensing revenue	$980	$(1,118)	$2,098
Total revenues	$1,026	$(1,118)	$2,144
Loss before provision for income taxes	$(8,988)	$(1,118)	$(7,870)
Net loss	$(8,988)	$(1,118)	$(7,870)
Net loss per share - basic diluted	$(0.08)	$(0.01)	$(0.07)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows as of March 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Net loss	$(8,988)	$(1,118)	$(7,870)
Changes in deferred revenue	$1,019	$1,118	$(99)

Refer to Note 3 “Significant Accounting Policies – Revenue Recognition” and Note 4 “Collaborations and License Agreements” for further details.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The Company adopted the new standard upon the required effective date of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

(4) Collaborations and License Agreements

Out-License Agreements

CANbridge

On March 16, 2016 (the “Effective Date”), the Company entered into the CANbridge Agreement. Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America (the “CANbridge Licensed Territory”). In addition, CANbridge has the right of first refusal if the Company determines to out-license any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred prior to the Effective Date. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an IND application with the China Food and Drug Administration for a clinical study of AV-203 in esophageal squamous cell carcinoma. The Company is entitled to receive a $2.0 million development and regulatory milestone payment upon the receipt of the regulatory approval of this IND application. The Company is also eligible to receive up to $40.0 million in potential additional development and regulatory milestone payments and up to $90.0 million in potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of March 31, 2018.

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture and commercialization of AV-203 in the CANbridge Licensed Territory, including the clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma, after which the Company may elect to contribute to certain worldwide development efforts.

A percentage of any milestone and royalty payments received by the Company pursuant to the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended.

Accounting Analysis Under ASC 606

The Company evaluated the CANbridge Agreement under ASC 606. Based on this evaluation, the Company identified the following promised goods and services at the inception of the CANbridge Agreement: the Company’s grant of an exclusive license to develop and commercialize AV-203 in the CANbridge Licensed Territory, including all technical knowledge and data useful in the development and manufacture of AV-203. The Company determined that the license and know-how represented functional intellectual property. The Company concluded its promise to participate on a joint steering committee was immaterial in the context of the contract based on consideration of qualitative and quantitative factors. In making this evaluation the Company considered the specific personnel and time commitment that would be required to provide the joint steering committee services, concluding that the time commitment would be insignificant. Accordingly, the Company determined the CANbridge Agreement contained a single performance obligation related to the exclusive license to develop and commercialized AV-203 that was satisfied at the inception of the arrangement.

The Company determined that the $1.0 million in upfront consideration received upon the execution of the CANbridge Agreement in March 2016 and the $1.0 million reimbursement received in the year ended December 31, 2017 for certain manufacturing costs incurred by the Company prior to the Effective Date constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligations, each of these amounts were recognized upon receipt. None of the development and regulatory milestones have been included in the transaction price, as these milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) regulatory approvals are outside of the control of CANbridge, (ii) certain development and regulatory milestones are contingent upon the success of future clinical trials, if any, which is out of the control of CANbridge, and (iii) efforts by CANbridge. Any consideration related to development and regulatory milestones will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations.

Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to CANbridge and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Previously, under ASC 605, the Company recognized the $1.0 million in upfront consideration as collaboration and licensing revenue in the first quarter of 2016 upon delivery of the exclusive license, and recognized the two $0.5 million payments by CANbridge for the reimbursement of manufacturing development activities conducted by the Company prior to the Effective Date as collaboration and licensing revenue in each of March 2017 and September 2017, respectively, as the amounts were fixed, determinable and non-refundable, and the Company did not have any further performance obligations. Accordingly, as the timing and amount of revenue recognition for the payments received from CANbridge are the same under ASC 605 and ASC 606, there was no transition adjustment required as of January 1, 2018.

EUSA

In December 2015, the Company entered into the EUSA Agreement, under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA in August 2017 for tivozanib (FOTIVDA) for the treatment of aRCC.  In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial. As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (“UK”), and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. In February 2018, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom for the first-line treatment of aRCC. Accordingly, the Company earned a $2.0 million milestone payment that was received in March 2018. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three of five specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first-line aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

Accounting Analysis Under ASC 606

Pursuant to ASC Topic 606, the Company identified the following promised goods and services at the inception of the EUSA Agreement: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories, including the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (ii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories and in its commercialization efforts, (iii) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories and (iv) the Company’s participation in a joint steering committee. The Company determined that the license to develop and commercialize tivozanib in the EUSA Licensed Territories was not distinct from the other promised goods and services and has accordingly accounted for these items as a single performance obligation. In reaching this conclusion, the Company concluded the remaining promises were essential to EUSA’s use of the license.

The Company concluded at contract inception that EUSA’s opt-in rights with respect to the TiNivo trial and the TIVO-3 trial did not represent material rights because at contract inception the Company had not yet initiated either trial and the option price (representing approximately 50% of the costs of the respective trial) was proportional to the value attributed to the EUSA Licensed Territories relative to the territorial rights retained by AVEO. Accordingly, the Company accounts for each opt-in as a separate arrangement when such opt-ins occur.

                 The Company evaluated the promised goods and services at the inception of the EUSA Agreement under ASC 606. Based on this evaluation, the Company determined that $6.5 million in research and development payments by EUSA, including the $2.5 million upfront consideration received upon the execution of the EUSA Agreement in December 2015 and the $4.0 million payment upon the receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of aRCC in August 2017, constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed this amount to the Company’s single performance obligation. None of the remaining regulatory-related milestones have been included in the transaction price as these milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to EUSA and therefore are recognized at the later of when the performance obligation is satisfied (or partially satisfied) or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Under ASC 606, the upfront consideration and regulatory milestones included in the transaction price are being recognized as collaboration and licensing revenue over the Company’s performance period from contract execution in December 2015 through the remaining patent life of tivozanib in April 2022. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represents the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement is recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022.

Previously, under ASC 605, the $2.5 million in upfront consideration was being recognized over the Company’s performance period from contract execution in December 2015 through the remaining patent life of tivozanib in April 2022 and, accordingly, did not represent a change under ASC 606.

Previously, under ASC 605, the Company recognized regulatory milestones when they were achieved. The $4.0 million research and development reimbursement payment upon marketing approval by the EMA in aRCC in August 2017 was recognized as revenue in the third quarter of 2017 in accordance with ASC 605-28, Revenue Recognition—Milestone Method, as the underlying milestone was considered to be substantive and, accordingly, did represent a change under ASC 606. The impact of the adoption of ASC 606 on January 1, 2018 resulted in increases of approximately $2.7 million in each of deferred revenue and the accumulated deficit. This amount represents the $4.0 million gross amount of the research and development reimbursement payment for marketing approval by the EMA in aRCC, less the approximate $1.3 million that otherwise would have been recognized as collaboration and licensing revenue related to the cumulative catch-up for the period from contract execution in December 2015 through December 31, 2017, just prior to the adoption of ASC 606.

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the UK following the reimbursement approval by the NICE in February 2018 and to Austria in April 2018. The Company recognized approximately $46,000 in revenue for sales royalties in the three months ended March 31, 2018.

In the first quarter of 2018, the Company increased the transaction price to $8.5 million to include the $2.0 million milestone for reimbursement approval from the NICE in the UK in first-line aRCC that was achieved in February 2018. Accordingly, the Company recognized approximately $0.7 million in collaboration and licensing revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2018, with the approximate $1.3 million balance classified as deferred revenue that is being recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022. The Company recognized approximately $1.0 million and $0.1 million, respectively, in total revenues under the EUSA Agreement in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was approximately $5.4 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.3 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended March 31, 2018 (in thousands):

		Three Months Ended March 31,
Revenue Type	Date Achieved	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99
R&D payment - EMA approval in RCC	August 2017	158

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	February 2018	723
		$980
Partnership Royalties		46
Total		$1,026

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the three months ended March 31, 2018 (in thousands):

Contract Assets				Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance March 31, 2018
Accounts Receivable				$18	$2,046	$(2,000)	64

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance March 31, 2018
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,697	$—	$(99)	$1,598
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,711	—	(158)	2,553

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	—	1,316	(40)	1,276
Total	$8,500			$4,408	$1,316	$(297)	$5,427

Opt-In to the TiNivo Trial

In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As previously described, the Company accounts for each opt-in as a separate arrangement. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in the EUSA Licensed Territories. Upon the exercise of its opt-in right, EUSA became responsible for funding 50% of the total estimated costs of the TiNivo trial, up to $2.0 million. The Company is accounting for the joint development activities relative to the TiNivo trial as a joint risk-sharing collaboration in accordance with ASC 808 because EUSA is an active participant in the ongoing TiNivo trial and is exposed to significant risk and rewards in connection with the activity. Payments from EUSA with respect to its share of TiNivo trial development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship. The Company recognized reductions in research and development expenses of approximately $0.3 million and $0 in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had recognized approximately $1.2 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. Because EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance the remaining $0.8  million in prepaid cost sharing was classified as deferred research and development reimbursements as of March 31, 2018 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into the Novartis Agreement, under which the Company granted to Novartis the exclusive right to develop and commercialize worldwide the Company’s proprietary antibody AV-380 and related AVEO antibodies that bind to growth differentiation factor 15 (“GDF15”) for the treatment and prevention of diseases and other conditions in all indications in humans (the “Product”). The Company also granted Novartis an option to purchase the Company’s existing supply of AV-380 biological drug substance at an undiscounted price.

Pursuant to the Novartis Agreement, Novartis made an upfront payment to the Company of $15.0 million in September 2015. In December 2015, Novartis exercised its option to acquire the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company for approximately $3.5 million for such existing inventory. In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations, if any, to the Company under the Novartis Agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in March 2017. Novartis will reduce any subsequent payment obligations, if any, to the Company by $1.8 million. As of March 31, 2018, the Company is eligible to receive up to $51.2 million in potential clinical and development milestone payments, up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the Novartis Agreement in the United States, the European Union and Japan, and up to $150.0 million in potential commercial milestone payments based on annual net sales of such products. If the product is commercialized, the Company would be eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. No additional milestone payments have been earned as of March 31, 2018

Certain milestones achieved by Novartis or timelines associated with the development plan would trigger milestone payment obligations from the Company to St. Vincent’s under the Company’s amended and restated license agreement with St. Vincent’s. In addition, specified royalties on approved products, if any, will be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally.

Novartis has responsibility under the Novartis Agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products. The Company has agreed that it will not directly or indirectly develop, manufacture or commercialize any GDF15 modulator as a human therapeutic during the term of the Novartis Agreement.

Accounting Analysis Under ASC 606

The Company evaluated the Novartis Agreement under ASC 606. Based on this evaluation, the Company identified the following promised goods and services at the inception of the Novartis Agreement: the Company’s grant of an exclusive, worldwide license to develop and commercialize the Product, including all technical knowledge and data useful in the development and manufacture of the Product. The Company concluded the license and know-how were functional intellectual property. The Company concluded its promise to provide 90 days of transition assistance was immaterial in the context of the contract based on consideration of qualitative and quantitative factors. In making this evaluation the Company considered the specific personnel and time commitment that would be required to provide any transition services, concluding that the time commitment would be insignificant. The Company also concluded the option to purchase AV-380 drug substance did not represent a material right as the purchase price was undiscounted and thus did not represent a performance obligation but would instead be accounted for as a separate arrangement if and when the option was exercised. Accordingly, the Company determined at inception the agreement contained a single performance obligation related to the exclusive license to develop and commercialize AV-380 that was satisfied at the inception of the arrangement.

The Company determined that the $15.0 million in upfront consideration upon the execution of the Novartis Agreement in August 2015 and the $1.8 million payment in February 2017 constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligations, each of these amounts were recognized upon receipt. None of the clinical, development and regulatory milestones have been included in the transaction price, as these milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) clinical and development milestones are contingent upon the initiation of future clinical trials, if any, by Novartis, (ii) regulatory milestones are contingent upon future clinical success and regulatory approvals that are both out of the control of Novartis, and (iii) efforts by Novartis. Any consideration related to clinical, development and regulatory milestones will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Novartis and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

     The Company evaluated Novartis’ exercise of its option to purchase AV-380 drug substance in the fourth quarter of 2015 and identified a single performance obligation related to the delivery of AV-380 drug substance. The performance obligation was satisfied in connection with Novartis’ exercise of its option and thus the Company recognized the total transaction price of $3.5 million at the time the option was exercised.

     Previously, under ASC 605, the Company recognized the $15.0 million in upfront consideration as collaboration and licensing revenue in the third quarter of 2015 and the $1.8 million payment in February 2017 as collaboration and licensing revenue in the first quarter of 2017 as these amounts were fixed, determinable and non-refundable, and there were no undelivered elements. Previously, under ASC 605, the Company recognized the $3.5 million purchase of the Company’s inventory of clinical quality, AV-380 biological drug substance as collaboration and licensing revenue in the fourth quarter of 2015 upon the satisfaction of its performance obligation to deliver the AV-380 drug substance. Accordingly, as the timing and amount of revenue recognition for the payments received from Novartis are the same under ASC 605 and ASC 606, there was no transition adjustment required as of January 1, 2018.

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

Under the Biodesix Agreement, with the exception of the costs incurred for the FOCAL trial, the Company and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab. Pursuant to the Biodesix Agreement, Biodesix was obligated to provide up to $15 million for the FOCAL trial, following which all costs of the FOCAL trial would be shared equally. In connection with the discontinuation of the FOCAL trial on October 14, 2016, the Company and Biodesix amended the Biodesix Agreement. Under the amendment, the Company agreed to share 50% of the shutdown costs for the FOCAL trial after August 1, 2016. In return for bearing these shutdown costs, the Company will be entitled to recover an agreed multiple of the additional costs borne by the Company out of any income Biodesix receives from the partnership in connection with the licensing or commercialization of ficlatuzumab. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

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

The Company is accounting for the joint development activities under the Biodesix Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because Biodesix is an active participant in the ongoing development of ficlatuzumab via its participation on a joint steering committee that oversees the development plans for ficlatuzumab and is exposed to significant risk and rewards in connection with the activity based on its obligation to share in the costs, as defined above. Payments from Biodesix with respect to its share of ficlatuzumab development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.2 million as of March 31, 2018.

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

The Company accounts for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan, including the costs of completing certain tivozanib clinical development activities described in the preceding paragraph, were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expenses by approximately $40 thousand and $26 thousand during the three months ended March 31, 2018 and 2017, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.3 million at March 31, 2018.

Biogen Idec International GmbH

In March 2009, the Company entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies, AV-203, for the potential treatment and diagnosis of cancer and other diseases outside of North America (the “Biogen Agreement”). Under the Biogen Agreement, the Company was responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial.

In March 2014, the Company and Biogen amended the exclusive option and license agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North

America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge, which satisfied its obligation to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. See “—CANbridge” herein for a further description of that arrangement.

In-License Agreements

St. Vincent’s

In July 2012, the Company entered into a license agreement with St. Vincent’s, under which the Company obtained an exclusive, worldwide sublicensable right to research, develop, manufacture and commercialize products for human therapeutic, preventative and palliative applications that benefit from inhibition or decreased expression or activity of GDF15, which is also referred to as MIC-1 (the “St. Vincent’s Agreement”). Under the St. Vincent’s Agreement, St. Vincent’s also granted the Company non-exclusive rights for certain related diagnostic products and research tools.

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. St. Vincent’s is also eligible to receive up to approximately $16.7 million in connection with development and regulatory milestones and /or defined timelines. Royalties for approved products will also be payable to St. Vincent’s, and the Company and Novartis will share that obligation equally. Under the Novartis Agreement, the Company is required to maintain the St. Vincent’s Agreement in effect, and not enter into any amendment that would adversely affect Novartis’ rights during the term of the Novartis Agreement.

During the three months ended March 31, 2017, the Company recognized $1.8 million in research and development expense in connection with a time-based milestone obligation due to St. Vincent’s.

Kyowa Hakko Kirin (KHK)

In December 2006, the Company entered into a license agreement with KHK (“KHK Agreement”) under which it obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers in all potential indications. Its exclusive license covers all territories in the world except for Asia and the Middle East, where KHK has retained the rights to tivozanib. Under the KHK Agreement, the Company obtained exclusive rights in its territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. The Company and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KHK Agreement.

Under the KHK Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in its territory. Prior to the first anniversary of the first post-marketing approval sale of tivozanib in its territory, neither the Company nor any of its subsidiaries has the right to conduct certain clinical trials of, seek marketing approval for or commercialize any other cancer product that also works by inhibiting the activity of a VEGF receptor.

The Company has upfront, milestone and royalty payment obligations to KHK under the KHK Agreement. Upon entering into the KHK Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the US Food and Drug Administration (“FDA”) of the Company’s 2012 New Drug Application (“NDA”) filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK if the Company files an NDA with the FDA following the completion of the TIVO-3 clinical trial. If the Company obtains approval for tivozanib in the U.S., the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK Agreement relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three of five specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first-line aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

      The KHK Agreement will remain in effect until the expiration of all of the Company’s royalty and sublicense revenue obligations to KHK, determined on a product-by-product and country-by-country basis, unless the Company elects to terminate the license agreement earlier. If the Company fails to meet its obligations under the KHK Agreement and is unable to cure such failure within specified time periods, KHK can terminate the KHK Agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KHK any intellectual property or other rights the Company may have in tivozanib, including its regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Professional fees	$547	$844
Compensation and benefits	520	1,325
Other	895	289
Total	$1,962	$2,458

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates (the “First Loan Agreement”). The First Loan Agreement was subsequently amended in March 2012 (the “2012 Amendment”), September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”). Amounts borrowed under the 2012 Amendment were repaid in full in 2015. In December 2017, the Company entered an amended and restated loan and security agreement (the “2017 Loan Agreement”) with Hercules Funding III, LLC and Hercules Capital, Inc. (collectively “Hercules”).

Pursuant to the 2014 Amendment, the Company received additional loan proceeds from Hercules in the amount of $10.0 million and was required to make an end-of-term payment of approximately $0.5 million on January 1, 2018. This payment was made  on the first business day of 2018. The Company incurred approximately $0.2 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount.

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

Pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules, in an aggregate amount of $10.0 million, in installments of $5.0 million in each of May 2016 and June 2017, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million. The Company is required to make an end-of-term payment totaling $0.3 million on December 1, 2019. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment included a financial covenant that required the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that were satisfactory to Hercules. Principal payments were scheduled to commence on January 1, 2018 and the loan was scheduled to mature on December 1, 2019.

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

In connection with the 2016 Amendment, Hercules also received an option, subject to the Company’s written consent, not to be unreasonably withheld, to purchase, either with cash or through conversion of outstanding principal under the loan, up to $2.0 million of equity of the Company sold in any sale by the Company to third parties of equity securities resulting in at least $10.0 million in net cash proceeds to the Company, subject to certain exceptions.

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

In December 2017, the Company entered into the 2017 Loan Agreement to refinance the Company’s existing loan facility with Hercules and to retire the $20.0 million in secured debt then-outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the new $20.0 million loan facility has a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib. Per the 2017 Loan Agreement, Hercules did not receive any additional warrants to purchase shares of the Company’s common stock and no longer has the option, subject to the Company’s written consent, to participate in its future equity financings up to $2.0 million through the purchase of the Company’s common stock either with cash or through the conversion of outstanding principal under the loan.

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

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.4 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (9.45% as of March 31, 2018).

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of March 31, 2018, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2018 are as follows (amounts in thousands):

Year Ending December 31:
2018 (remaining 9 months)	$1,444
2019	8,725
2020	9,013
2021	6,087
25,269
Less amount representing interest	(4,179)
Less unamortized discount	(1,412)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(586)
Loans payable, net of current portion and discount	$18,002

(7) Common Stock

ATM Sales Agreement with Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through Leerink as its sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. At the time of issuance of these financial statements, no shares of the Company’s common stock have been sold under the Leerink Sales Agreement.

On November 30, 2017, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which covers the offering, issuance and sale of up to $200.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2017 Shelf”). The 2017 Shelf (file No. 333-221873) was declared effective by the SEC on December 15, 2017 and was filed to replace the Company’s then existing shelf registration statement, which was terminated.

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

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of March 31, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds.

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

In June 2017, the Company conducted its final transaction under the Sales Agreement and sold approximately 6.5 million shares pursuant to the Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs.  The FBR Sales Agreement has expired.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of March 31, 2018, there were 1,034,542 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	7,537,958	$2.00
Granted	2,515,115	$3.08
Exercised	(23,941)	$0.61
Forfeited	—	$—
Outstanding at March 31, 2018	10,029,132	$2.28	7.87	$11,120,000
Exercisable at March 31, 2018	4,077,615	$2.46	6.18	$5,975,000

Stock options to purchase 491,064 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at March 31, 2018.

The aggregate intrinsic value is based upon the Company’s closing stock price of $2.90 on March 29, 2018, the last trading day of the quarter.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended March 31,
	2018	2017
Volatility factor	80.18% - 83.40%	71.82% - 72.16%
Expected term (in years)	5.50 - 6.25	6.25
Risk-free interest rates	2.64%	1.98% - 2.10%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company calculates volatility using its historical stock price data. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $2.18 and $0.39, respectively.

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

As of March 31, 2018, there was $7.6 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.0 years.

(9) Legal Proceedings

Two class action lawsuits have been filed against the Company and certain of its former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho), in the United States District Court for the District of Massachusetts, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013.  On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014.  The amended complaint purported to be brought on behalf of stockholders who purchased the Company’s common stock between January 3, 2012 and May 1, 2013 (the “Class”).  This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and after a second round of briefing and oral argument, the District Court ruled in the Company’s favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the District Court’s judgment, which the Company opposed. On January 3, 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, the Company filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, the Company filed its response. On July 18, 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017.  On December 26, 2017, the parties entered into a binding Memorandum of Understanding (the “MOU”) regarding the settlement of the lawsuit.  On January 29, 2018, the parties entered into a Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  Under the terms of the MOU and Stipulation, AVEO agreed with counsel for the lead plaintiffs to cause certain of AVEO’s and the Individual Defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award lead plaintiffs’ counsel and costs lead plaintiffs incur in administering and providing notice of the settlement.  Additionally, AVEO agreed to issue to the Class the Settlement Warrants for the purchase of 2.0 million shares of AVEO common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 (“the “Settlement Warrants”). On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  The Stipulation is subject to final approval by the District Court.  The District Court set a Final Approval Hearing for May 30, 2018. The Company has agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the effective date of the final approval of the Stipulation.

The Company evaluates developments in legal proceedings on a quarterly basis. The Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. In December 2017, upon entering into the MOU, this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the warrant portion of the settlement with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. Refer to Note 3, “Potential Class Action Settlement” for further discussion.

On July 3, 2013, the staff, or SEC Staff, of the SEC served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the U.S. District Court for the District of Massachusetts alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Information

This report contains forward-looking statements regarding, among other things, our future development efforts, our collaborations, our future operating results and financial position, our business strategy, our prospects and other objectives for our operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “intend,” “may,” “might,” “plan,” “project,” “target,” “will,” “would,” “could,” “should” and other words and terms of similar meaning, although not all forward-looking statements contain such identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. We caution you that there are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by these forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our clinical development activities, our ability to obtain any necessary financing to conduct our planned activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our existing and future strategic partners, and other risk factors. Please refer to the section entitled “Risk Factors” in Item 1A of Part II and elsewhere in this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of March 31, 2018, we had approximately $27.0 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able receive milestone payments or complete financings or enter into such arrangements on acceptable terms, if at all. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in non-oncologic ocular conditions. We have exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.  We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic ocular conditions, to which we have retained development rights in all of our licensed territories.

Clinical and Regulatory Development in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted a global phase 3 clinical trial, which we refer to as the TIVO-1 trial, comparing the efficacy and safety of tivozanib with sorafenib (Nexavar®), an approved therapy, for the first-line treatment of aRCC. The trial met its primary endpoint for progression-free survival, or PFS, with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in overall survival, or OS, with a final median OS for the tivozanib treatment arm of 28.2 months and a final median OS for the sorafenib arm of 30.8 months. We believe that an imbalance in subsequent therapy combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib.

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

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with aRCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib treatment arm in the TIVO-1 first-line RCC trial. We presented the results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting. In March 2018, long-term follow-up results from Study 902 were published in the European Journal of Cancer under the title “Efficacy of Tivozanib Treatment after Sorafenib in Patients with Advanced Renal Cell Carcinoma: Crossover of a Phase 3 Study,” reporting a median PFS of 11.0 month, a median OS of 21.6 months and an 18% ORR, further supporting the rationale for our current phase 3 TIVO-3 trial discussed below.

First-Line Approval in Europe: In February 2016 EUSA submitted an application for the use of tivozanib as a first-line treatment for aRCC to the European Medicines Agency, or EMA, based on the data from our TIVO-1 clinical trial, as supported by data from the TIVO-1 extension trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission approved tivozanib in all 28 countries of the European Union, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with aRCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC.

EUSA has commercially launched FOTIVDA in the United Kingdom, Germany and Austria. In November 2017, EUSA initiated product sales in Germany. In February 2018, EUSA commercially launched FOTIVDA in the United Kingdom upon receiving reimbursement approval from the UK’s National Institute for Health and Care Excellence, or the NICE, for the first-line treatment of adult patients with aRCC. In April 2018, FOTIVDA sales were also initiated in Austria. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in additional European countries.

Third-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in a phase 3 trial of tivozanib in the third-line treatment of patients with aRCC, which we refer to as the TIVO-3 trial. The TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. Pending the results from the TIVO-3 trial, our intention is to seek regulatory approval in the United States for tivozanib as a third-line treatment for RCC. In addition, we plan to seek approval for tivozanib as a first-line treatment using the TIVO-3 data together with the results from the TIVO-1 trial. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, patients who progress in one therapy are not offered the opportunity to cross over to the other therapy.

The TIVO-3 trial enrolled a total of 351 patients.  The trial has passed three semi-annual safety data assessments, and in October 2017, TIVO-3 successfully passed a pre-planned interim futility analysis. Based on the results of the futility analysis, which were reviewed by an independent statistician, the trial continued as planned without modification.  We expect to receive and report topline data from the TIVO-3 trial (including PFS and preliminary OS data) in the third quarter of 2018, approximately 6-8 weeks after the trial records the 255th PFS event (progression determined by an independent radiology committee or death).

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In recent clinical trials, VEGFR TKI and immune checkpoint (PD-1) inhibitor combinations have shown promising efficacy in treating aRCC. However, several combinations of non-specific VEGFR TKIs with anti-PD-1 antibodies have encountered toxicity levels that we believe have challenged or prohibited such VEGFR TKIs from safely combining with PD-1 inhibitors for RCC treatment, or required them to combine at reduced doses, which can potentially reduce efficacy. In our clinical trials, tivozanib has demonstrated lower rates of key potential overlapping toxicities with PD-1 inhibitors. Based on this data, we believe that tivozanib’s tolerability profile may allow tivozanib to combine with PD-1 inhibitors with improved tolerability relative to other TKI plus PD-1 combinations reported to date.

In March 2017, we initiated enrollment in a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of aRCC, which we refer to as the TiNivo trial. The TiNivo trial enrolled a total of 28 patients. We are sponsoring the trial, for which Bristol-Myers Squibb, or BMS, has supplied nivolumab. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the TiNivo trial enrolled six patients. In June 2017, we successfully completed the phase 1 dose escalation portion of the trial, where oral tivozanib was administered in two escalating dose cohorts in combination with intravenous nivolumab at a constant 240 mg every two weeks. The full dose tivozanib regimen of 1.5 mg daily for 21 days, followed by a 7-day rest period, was selected as the recommended phase 2 dose for the expansion portion of the trial.  On November 3, 2017, the results from the phase 1b portion of the TiNivo trial were presented at the 16th International Kidney Cancer Symposium of the Kidney Cancer Association. The phase 1b portion of the TiNivo trial demonstrated that the combination of tivozanib and nivolumab was well tolerated to the full dose and schedule of single agent tivozanib, with no dose limiting toxicities.

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented the preliminary results from the phase 2 portion of the TiNivo trial, with available data from 27 of the 28 patients, at the 2018 ASCO Genitourinary Cancers Symposium.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 44% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in 14 patients, who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab and enrolled at least four months prior to the data cutoff date. Of these patients, 7 had received at least one prior systemic therapy, including 2 that had received prior PD-1 therapy, and 7 were treatment naive. An ORR was observed in 64% of patients (partial responses), and a disease control rate (partial response plus stable disease) was observed in 100% of patients. The 2 patients who received prior PD-1 therapy both achieved a partial response. At the time of data collection, 11 of the 14 evaluable patients remained on study.  Following the receipt of these preliminary results in the TiNivo trial, we intend to explore further development of tivozanib as a combination therapy with immune checkpoint inhibitors.

Clinical Development in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Cancer Institute presented data at the 2018 ASCO Gastrointestinal Cancers Symposium from a multicenter, investigator-sponsored phase 1b/2 trial of tivozanib in previously untreated patients with advanced, unresectable hepatocellular carcinoma, or HCC. The phase 1b/2 trial, which we refer to as the NCCN HCC trial, was one of several studies funded by a grant provided to the National Comprehensive Cancer Network by AVEO.

The NCCN HCC trial, designed to evaluate the safety and efficacy of tivozanib in advanced HCC, enrolled a total of 21 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3 + 3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg daily for 21 days followed by 7 days off drug, with inter-patient escalation to 1.5 mg daily or de-escalation to 0.5 mg daily based on cumulative dose-limiting toxicities. Tivozanib at 1.0 mg daily had no dose-limiting toxicities and was selected for the phase 2 expansion portion.

Of 19 evaluable patients in the phase 2 portion of the NCCN HCC trial, at a median follow up of 16.9 months, the trial’s primary endpoint of median PFS and PFS at week 24 were 5.5 months and 47%, respectively. A partial response was seen in 4 of 19 patients (21%) and stable disease in 8 of 19 patients (42%), for a disease control rate of 63%. OS at 6 and 12 months was 58% and 25%, respectively, with a median OS of 7.5 months. Notably, 4 patients have maintained stable disease for over two years. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment. Tivozanib was generally well tolerated at 1.0 mg daily, with adverse events consistent with those observed in previous tivozanib trials.

We plan to explore potential development opportunities of tivozanib in HCC, both as a monotherapy and as a combination therapy.

Ficlatuzumab

Ficlatuzumab is a potent Hepatocyte Growth Factor, or HGF, inhibitory antibody. HGF is the sole known ligand of the c-Met receptor, which is believed to trigger many activities that are involved in cancer development and metastasis. We have partnered with Biodesix, Inc., or Biodesix, under a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement, to develop and commercialize ficlatuzumab.  Under the Biodesix Agreement, we and Biodesix each contribute half of the development costs of ficlatuzumab.

Development in HNSCC.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, or HNSCC.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is expected to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

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

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. The goal of the trial, which is based on preclinical findings demonstrating a synergistic effect of these drugs in a preclinical model of PDAC, is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, is expected to enroll approximately 30 patients.

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab. The expansion of the ficlatuzumab clinical program, beyond what we are committed to, would require additional manufacturing efforts and costs.

AV-203

AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have observed potent anti-tumor activity in mouse models. AV-203 selectively inhibits the activity of the ErbB3 receptor, and our preclinical studies suggest that neuregulin-1 (also known as heregulin), or NRG1, levels predict AV-203 anti-tumor activity. We have completed a phase 1 dose escalation trial of AV-203, which established a recommended phase 2 dose, demonstrated good tolerability and promising early signs of activity, and reached the maximum planned dose of AV-203 monotherapy.

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma.  After CANbridge satisfies its proof-of-concept development obligations, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an initial new drug application, or IND, in China seeking regulatory authorization to initiate clinical trials of AV-203. If the IND is approved, CANbridge expects that AV-203 will reenter the clinic in 2018.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, anorexia nervosa and other diseases. AV-380 focuses on a significant area of unmet patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

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

In August 2015, we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. Novartis is responsible for all activities and costs of developing AV-380. Novartis has informed us that the AV-380 program development continues, but that timelines for development are uncertain.

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

Strategic Partnerships

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America. In addition, CANbridge has a right of first negotiation if we determine to outlicense any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

In December 2017, CANbridge filed an IND application with the China Food and Drug Administration for a clinical study of AV-203 in esophageal squamous cell carcinoma. CANbridge has responsibility for all activities and costs associated with the development, manufacture and commercialization of AV-203 in its territories. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain and Germany. Under the CANbridge Agreement, CANbridge is required to conduct and fund the clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma, after which we may elect to contribute to certain worldwide development efforts.

Pursuant to the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. We are eligible to receive a $2.0 million development and regulatory milestone payment upon the receipt of the regulatory approval of the above-mentioned IND application. In addition, we are also eligible to receive up to $40.0 million in potential additional development and regulatory milestone payments and up to $90.0 million in potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country or ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us under the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

The term of the CANbridge Agreement continues until the last to expire royalty term applicable to licensed products. Either party may terminate the CANbridge Agreement in the event of a material breach of the CANbridge Agreement by the other party that remains uncured for a period of 45 days, in the case of a material breach of a payment obligation, and 90 days in the case of any other material breach. CANbridge may terminate the CANbridge Agreement without cause at any time upon 180 days’ prior written notice to us. We may terminate the CANbridge Agreement upon thirty days’ prior written notice if CANbridge challenges any of the patent rights licensed to CANbridge under the CANbridge Agreement.

EUSA

In December 2015, we entered into a license agreement with EUSA, or the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic ocular conditions. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories.

EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the EUSA Agreement in 2015, and $4.0 million in September 2017 upon its receipt of marketing approval from the EMA in August 2017 for tivozanib (FOTIVDA) for the treatment of aRCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the following five countries: Argentina, Australia, Brazil, South Africa and Venezuela. In February 2018, EUSA obtained reimbursement approval from the NICE in the United Kingdom for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment that was received from EUSA in March 2018. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. We recognized approximately $46,000 in revenue for sales royalties in the three months ended March 31, 2018.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three of five specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

The term of the EUSA Agreement continues on a product-by-product and country-by-country basis until the later to occur of (a) the expiration of the last valid patent claim for such product in such country, (b) the expiration of market or regulatory data exclusivity for such product in such country or (c) the tenth anniversary of the effective date. Either party may terminate the EUSA Agreement in the event of the bankruptcy of the other party or a material breach by the other party that remains uncured, following receipt of written notice of such breach, for a period of (a) thirty (30) days in the case of breach for nonpayment of any amount due under the EUSA Agreement, and (b) ninety (90) days in the case of any other material breach. EUSA may terminate the EUSA Agreement at any time upon one hundred eighty (180) days’ prior written notice. In addition, we may terminate the EUSA Agreement upon thirty (30) days’ prior written notice if EUSA challenges any of the patent rights licensed under the EUSA Agreement.

Novartis

In August 2015, we entered into a license agreement with Novartis, or the Novartis Agreement, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies that bind to GDF15. Under the Novartis Agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. Novartis has informed us that the AV-380 program development continues, but that timelines for development are uncertain.

Novartis made an upfront payment to us of $15.0 million in September 2015. We are also eligible to receive (a) up to $51.2 million in potential clinical milestone payments and up to $105.0 million in potential regulatory milestone payments tied to the commencement of clinical trials and to regulatory approvals of products developed under the Novartis Agreement in the United States, the European Union and Japan; and (b) up to $150.0 million in potential sales based milestone payments based on annual net sales of such products. If the product is commercialized, we would be eligible to receive tiered royalties on net sales of approved products ranging from the high single digits to the low double-digits. Novartis has responsibility under the Novartis Agreement for the development, manufacture and commercialization of the licensed antibodies and any resulting approved therapeutic products. In December 2015, Novartis also exercised its right under the Novartis Agreement to acquire our inventory of clinical quality drug substance, reimbursing us approximately $3.5 million for such existing inventory. Certain milestones achieved by Novartis would trigger milestone payment obligations from us to St. Vincent’s, under our amended and restated license agreement with St. Vincent’s. In addition, royalties on approved products, if any, will be payable to St. Vincent’s, and we and Novartis will share that obligation equally.

In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the Novartis Agreement. The funds were used to satisfy a $1.8 million time-based milestone payment to St. Vincent’s. This payment reduces the aggregate future amounts potentially payable by Novartis to us under the Novartis Agreement, if any, by the $1.8 million, but does not amend any other terms of the Novartis Agreement.

The term of the Novartis Agreement commenced in August 2015 and will continue on a country-by-country basis until the later to occur of the 10th anniversary of the first commercial sale of a product in such country or the expiration of the last valid patent claim for a product in that country. We or Novartis may terminate the Novartis Agreement in the event of a material breach by the other party that remains uncured for a period of sixty (60) days, which period may be extended an additional thirty (30) days under certain circumstances. Novartis may terminate the Novartis Agreement, either in its entirety or with respect to any individual products or countries, at any time upon sixty (60) days’ prior written notice. In addition, we may terminate the Novartis Agreement upon thirty (30) days’ prior written notice if Novartis challenges certain patents related to our antibodies.

Biodesix

In April 2014, we entered into a worldwide co-development and collaboration agreement with Biodesix, or the Biodesix Agreement, to develop and commercialize ficlatuzumab.  Under the Biodesix Agreement, we and Biodesix are each required to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab, and would share equally in any future revenue from development or commercialization, subject to certain exceptions. We retain primary responsibility for clinical development of ficlatuzumab, although all trials are conducted pursuant to a joint development plan.

Under the Biodesix Agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab; each license includes the right to sublicense, subject to certain exceptions. In October 2016, we amended the Biodesix agreement in connection with the termination of the FOCAL trial, a phase 2 proof-of-concept clinical study of ficlatuzumab in which VeriStrat was used to select clinical trial subjects.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. If we elect to Opt-Out, we will continue to make the existing supply of ficlatuzumab available to Biodesix for the purposes of enabling Biodesix to complete the development of ficlatuzumab, and Biodesix will have the right to commercialize ficlatuzumab. After election of an Opt-Out, the non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall be entitled to receive, if ficlatuzumab is successfully developed and commercialized, a royalty equal to 10% of net sales of ficlatuzumab throughout the world, if any, subject to offsets under certain circumstances. Prior to any Opt-Out, the parties shall share equally in any payments received from a third-party licensee; provided, however, after any Opt-Out, the Opting-Out Party shall be entitled to receive only a reduced portion of such third-party payments. The Biodesix Agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

We and Biodesix are currently funding several investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck, ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab.  Such clinical development, beyond what we are committed to, would require additional manufacturing efforts and costs.

St. Vincent’s Hospital

In July 2012, we entered into a license agreement with St. Vincent’s, or the St. Vincent’s Agreement, under which we obtained an exclusive, worldwide sublicensable right to develop, manufacture and commercialize products for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which is also known as GDF15. We believe GDF15 is a novel target for cachexia, and we are exploiting this license in our AV-380 program for cachexia. Under the St. Vincent’s Agreement, we have non-exclusive rights to certain related diagnostic products and research tools and also have a right of first negotiation to obtain an exclusive license to certain improvements that St. Vincent’s or third parties may make to licensed therapeutic products. We are obligated to use diligent efforts to conduct research and clinical development and commercially launch at least one licensed therapeutic product.

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, as further described above under the heading “—Novartis,” we paid a $1.8 million time-based milestone obligation that we owed to St. Vincent’s.  In addition, we will be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products, an obligation we share with Novartis equally. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country and are subject to offsets under certain circumstances.

The St. Vincent’s Agreement remains in effect until the later of 10 years after the date of first commercial sale of licensed therapeutic products in the last country in which a commercial sale is made, or expiration of the last-to-expire valid claim of the licensed patents, unless we elect, or St. Vincent’s elects, to terminate the St. Vincent’s Agreement earlier. We have the right to terminate the St. Vincent’s Agreement on six months’ notice if we terminate our GDF15 research and development programs as a result of the failure of a licensed therapeutic product in preclinical or clinical development, or if we form the reasonable view that further GDF15 research and development is not commercially viable, and we are not then in breach of any of our obligations under the St. Vincent’s Agreement. If we form the reasonable view that further GDF15 research and development is not commercially viable and terminate the St. Vincent’s Agreement before we start a phase 1 clinical trial on a licensed therapeutic product, we will be required to pay St. Vincent’s a low-to-mid six-figure termination payment.

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen Idec, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our CANbridge Agreement. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge Agreement and single-digit royalty payments on net sales related to the sale of AV-203, up to cumulative maximum amount of $50.0 million.

Kyowa Hakko Kirin

In December 2006, we entered into a license agreement with KHK, or the KHK Agreement, under which we obtained an exclusive license, with the right to grant sublicenses subject to certain restrictions, to research, develop, manufacture and commercialize tivozanib, pharmaceutical compositions thereof and associated biomarkers in all potential indications. Our exclusive license covers all territories in the world except for Asia and the Middle East, where KHK has retained the rights to tivozanib. Under the KHK Agreement, we obtained exclusive rights in our territory under certain KHK patents, patent applications and know-how related to tivozanib, to research, develop, make, have made, use, import, offer for sale, and sell tivozanib for the diagnosis, prevention and treatment of any and all human diseases and conditions. We and KHK each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KHK Agreement.

Under the KHK Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tivozanib in our territory. Prior to the first anniversary of the first post-marketing approval sale of tivozanib in our territory, neither we nor any of our subsidiaries has the right to conduct certain clinical trials of, seek marketing approval for or commercialize any other cancer product that also works by inhibiting the activity of a VEGF receptor.

We have upfront, milestone and royalty payment obligations payable to KHK under our KHK Agreement. Upon entering into the KHK Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation. Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial and would not owe a milestone payment to KHK if we file an NDA with the FDA following the completion of our TIVO-3 clinical trial. If we obtain approval for tivozanib in the U.S., we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to the EUSA Agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KHK Agreement relating to rights we retain. We are required to pay KHK a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to

KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three of five specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom as a first-line treatment for aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

The KHK Agreement will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to KHK, determined on a product-by-product and country-by-country basis, unless we elect to terminate the KHK Agreement earlier. If we fail to meet our obligations under the KHK Agreement and are unable to cure such failure within specified time periods, KHK can terminate the KHK Agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KHK any intellectual property or other rights we may have in tivozanib, including our regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

Financial Overview

We do not have a history of being profitable and, as of March 31, 2018, we had an accumulated deficit of $598.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2018 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

Revenue

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers (“ASC 606”). Refer to Note 3 – “Significant Accounting Policies - Revenue Recognition” and Note 4 – “Collaborations and License Agreements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q for further information.

To date, we have not generated any revenue from our product sales. Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany.

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

We anticipate that research and development expenses in 2018 will decrease as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission to the FDA for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the third quarter of 2018.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Facilities, depreciation, stock-based compensation, research and development management and research and development support services are not allocated among programs and are considered overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Comparison
	2018	2017	$	%
Tivozanib	$4,919	$5,717	$(798)	(14)%
AV-380 Program in Cachexia	15	1,805	(1,790)	(99)%
Ficlatuzumab	133	230	(97)	(42)%
Overhead	337	204	133	65%
Total research and development expenses	$5,404	$7,956	$(2,552)	(32)%

Tivozanib

We have pursued partnering options to fund further tivozanib development in appropriate clinical settings outside of our strategic focus of developing oncology therapeutics in the U.S. Our licensee, EUSA, obtained EMA approval in August 2017 for tivozanib (FOTIVDA) in aRCC and commenced commercialization in November 2017 with the initiation of product sales in Germany. EUSA is responsible for all activities and costs associated with the further development and commercialization of tivozanib within its licensed territories, excluding non-oncologic eye conditions.

The TIVO-3 trial was initiated in May 2016 and reached its enrollment target of 322 patients in June 2017. We enrolled an additional 29 patients in July 2017 and August 2017 for a total of 351 patients. We expect the total estimated remaining costs of this trial, including drug supply and distribution, to be approximately $7 million to $10 million through completion. In March 2017, we initiated the TiNivo trial in collaboration with BMS, which is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs. We expect the total estimated remaining costs of this trial, including tivozanib drug supply and distribution, could be in the range of $1.0 million to $1.5 million.

AV-380 Program in Cachexia

In August 2015, we entered into a license agreement with Novartis, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and related AVEO antibodies that bind to GDF15 worldwide. Under this agreement, Novartis is responsible for all activities and costs associated with the further development, regulatory filing and commercialization of AV-380 worldwide. We do not expect to incur any significant costs related to AV-380 in future periods beyond any milestone fees and royalties payable to St.Vincent’s pursuant to our in-licensing agreement, which comprised the $1.8 million incurred during the three months ended March 31, 2017. In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under their license agreement. The funds were used to satisfy our milestone payment to St. Vincent’s.

AV-203

In March 2014, we regained our worldwide rights from Biogen Idec to develop, manufacture and commercialize AV-203. In March 2016, we entered into our CANbridge Agreement, under which we granted CANbridge the exclusive right to develop and commercialize AV-203 in all countries other than North America. CANbridge is responsible for all costs of developing and commercializing AV-203 within its licensed territory. For a period of time following the completion of certain proof-of-concept clinical studies by CANbridge involving the use of AV-203 for the treatment of esophageal squamous cell carcinoma, we agreed to negotiate exclusively with CANbridge for (a) the right to co-develop ErbB3 inhibitory antibody products for the treatment of esophageal squamous cell carcinoma or (b) the right to include the United States, Canada and Mexico as part of the licensed territories. We do not expect to incur any significant costs related to AV-203 prior to CANbridge’s completion of clinical development of phase 2 proof-of-concept in esophageal squamous cell carcinoma.

Ficlatuzumab

In April 2014, we entered into the Biodesix Agreement to develop and commercialize ficlatuzumab, our potent HGF inhibitory antibody. Pursuant to the agreement, Biodesix was to provide up to $15.0 million for the phase 2 FOCAL trial of ficlatuzumab in combination with erlotinib in first-line advanced non-small cell lung cancer patients selected using Biodesix’s proprietary companion diagnostic VeriStrat. In connection with the discontinuation of the FOCAL trial on October 14, 2016, we and Biodesix amended the Biodesix Agreement. Under the amendment, we agreed to fund 50% of the shutdown costs of the FOCAL trial after August 1, 2016. In return, we would be entitled to reimbursement at a multiple of such shutdown expenses out of any future revenues Biodesix receives from ficlatuzumab. All manufacturing and all non-FOCAL development, regulatory or commercial expenses for ficlatuzumab, including investigator-sponsored clinical trials, will continue to be equally shared, as provided in the original Biodesix Agreement. Additional clinical development, beyond what we are committed to, will require additional manufacturing of clinical supplies. Due to the unpredictable nature of clinical development, we are unable to estimate with any certainty the costs we may incur in the future development of ficlatuzumab.

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

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any product candidate;

•	the progress and results of our clinical trials;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the emergence of competing technologies and products and other adverse market developments;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	additional manufacturing requirements.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses in 2018 will remain at current levels, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the third quarter of 2018.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3 – Significant Accounting Policies - Warrants Issued in Connection with Private Placement”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a further discussion.

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

As of March 31, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded non-cash losses of approximately $1.5 million and $0.5 million in the three months ended March 31, 2018 and 2017, respectively, in our Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that resulted from higher stock prices as of March 31, 2018 and 2017, respectively, relative to prior periods. In the three months ended March 31, 2018, we recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018
Expected price volatility	76.25%	84.86%	85.61%
Expected term (in years)	5.00	3.50	3.25
Risk-free interest rates	1.22%	2.09%	2.39%
Stock price	$0.89	$2.79	$2.90
Dividend yield	—	—	—

Potential Class Action Settlement

In December 2017, upon entering into a binding memorandum of understanding (the “MOU”) regarding the settlement of our securities class action lawsuit (the “Class Action”), this settlement became estimable and probable. Accordingly, we recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of our insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of our common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share, which we refer to as the Settlement Warrants, with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. Refer to Note 3 – “Significant Accounting Policies - Potential Class Action Settlement” and Note 9 – “Legal Proceedings”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a further discussion.

The estimated fair value of the Settlement Warrants expected to be issued on the Effective Date are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants are issued, at which point they would be recorded as equity or as a liability based upon the issuance terms. We recorded a non-cash loss of approximately $42,000 in the three months ended March 31, 2018 in our Statement of Operations attributable to the increase in the fair value of the Settlement Warrants that principally resulted from a higher stock price as of March 31, 2018, relative to prior periods

The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

	December 31, 2017	March 31, 2018
Expected price volatility	101.52%	96.01%
Expected term (in years)	1.00	1.00
Risk-free interest rates	1.76%	2.09%
Stock price	$2.79	$2.90
Dividend yield	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2018, we are forecasting a net loss for the year ended December 31, 2018, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter. On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act, or the Act. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

On December 22, 2017, the Securities and Exchange Commission, or SEC, issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

We are still in the process of evaluating the new law and therefore have not determined the full effect it will have on our business, including our financial statements.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurement of the PIPE warrant liability, estimated settlement liabilities and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 13, 2018, except as set forth below:

On January 1, 2018, we adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of the accumulated deficit. The adoption of ASC 606 resulted in an approximate $2.7 million increase in each of deferred revenue and the accumulated deficit at the transition date. The transition adjustment related solely to our EUSA Agreement. The transition adjustment resulted from a change to our accounting policy with respect to the recognition of milestone payments as a result of adopting ASC 606. Refer to Note 3 – “Significant Accounting Policies - Revenue Recognition” and Note 4 – “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q for further information.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues (in thousands)

	Three Months Ended March 31,		Comparison
	2018	2017	$	%
EUSA	$1,026	$99	$927	936%
Novartis	—	1,805	(1,805)	(100)%
CANbridge	—	500	(500)	(100)%
Ophthotech	—	28	(28)	(100)%
Other	—	100	(100)	(100)%
Total revenues	$1,026	$2,532	$(1,506)	(59)%

In 2018 as compared to 2017, revenue decreased by $1.5 million principally due to $2.3 million in revenue recognized in 2017 in connection with a $1.8 million milestone payment by Novartis related to AV-380 and a $0.5 million reimbursement payment by CANbridge in connection with manufacturing development activities conducted by us prior to the effective date of the CANbridge Agreement, offset by a $0.9 million increase in revenue recognized in 2018 in connection with our EUSA Agreement.

In February 2018, EUSA obtained reimbursement approval for tivozanib (FOTIVDA) from the NICE in the UK in first-line aRCC and, accordingly, we earned a $2.0 million milestone payment from EUSA. In accordance with our adoption of ASC 606 on January 1, 2018, we recognized approximately $0.7 million of this milestone payment in revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2018, with the approximate $1.3 million balance classified as deferred revenue that is being recognized as revenue over the remainder of our performance period through April 2022. In addition, in the first quarter of 2018, we earned approximately $46,000 in sales royalties in connection with our EUSA Agreement. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany.

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, regarding the specific application of ASC 606 to our EUSA Agreement. Refer to Note 3 “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, for a comparison of revenue recognized during the first quarter of 2018 under ASC 606 compared to the revenue that would have been recognized in that period had we continued to apply the provisions of ASC 605.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Comparison
	2018	2017	$	%
Tivozanib	$4,919	$5,717	$(798)	(14)%
AV-380 Program in Cachexia	15	1,805	(1,790)	(99)%
Ficlatuzumab	133	230	(97)	(42)%
Overhead	337	204	133	65%
Total research and development expenses	$5,404	$7,956	$(2,552)	(32)%

In 2018 as compared to 2017, research and development expenses decreased by $2.6 million, principally due to a $0.8 million net decrease in tivozanib expenses and a $1.8 million decrease in AV-380 for a time-based milestone obligation due to St. Vincent’s in the first quarter of 2017 that was not incurred in the same period in 2018.

The $0.8 million net decrease in tivozanib expenses included a decrease of $1.4 million related to the year-to-year conduct of the TIVO-3 trial, partially offset by a $0.6 million increase related to the 30% sub-license fee due to KHK in connection with the $2.0 million milestone earned under our EUSA Agreement in February 2018 for reimbursement approval from the NICE in the UK in first-line aRCC. The TIVO-3 trial was initiated in May 2016, was in active enrollment during the first quarter of 2017 and became fully enrolled in August 2017.

We anticipate that research and development expenses in 2018 will continue to decrease as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the third quarter of 2018,

Included in research and development expenses were stock-based compensation expenses of approximately $0.2 million and $0.1 million in 2018 and 2017, respectively.

General and Administrative Expenses (in thousands)

	Three Months
	Ended March 31,		Comparison
	2018	2017	$	%
General and administrative expenses	$2,610	$2,331	$279	12%

In 2018 as compared to 2017, general and administrative expenses increased by $0.3 million, principally due to an increase of $0.2 million in stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

We anticipate that general and administrative expenses in 2018 will remain at current levels, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the third quarter of 2018,

Settlement Costs (in thousands)

	Three Months
	Ended March 31,		Comparison
	2018	2017	$	%
Settlement costs	$42	$—	$42	100%

In December 2017, we entered into a MOU related to a class action settlement that includes the issuance of 2.0 million warrants to purchase shares of our common stock. The Settlement Warrants are subject to revaluation at each balance sheet date.

In 2018 as compared to 2017, settlement costs increased by $42,000 attributable to the increase in the fair value of the Settlement Warrants that principally resulted from a higher stock price as of March 31, 2018, relative to prior periods.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months
	Ended March 31,		Comparison
	2018	2017	$	%
Change in fair value of PIPE Warrant liability	(1,465)	$(484)	$(981)	203%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date. In 2018 as compared to 2017, the change in fair value of the PIPE Warrant liability increased by approximately $1.0 million, principally due to higher revaluations resulting from higher stock prices.

In 2018, we recorded an approximate $1.5 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $2.90 on March 31, 2018 as compared to the stock price of $2.79 on December 31, 2017.

In 2017, we recorded an approximate $0.5 million non-cash loss in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $0.59 on March 31, 2017 as compared to the stock price of $0.54 on December 31, 2016.

Interest Expense, net (in thousands)

	Three Months
	Ended March 31,		Comparison
	2018	2017	$	%
Interest expense, net	$(493)	$(551)	$58	(11)%

In 2018 as compared to 2017, interest expense, net decreased by $0.1 million. In December 2017, we refinanced our debt facility, the terms of which included a reduction in the interest rate from 11.9% to 9.45%, an extension in the interest-only period by no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib, and an extension in the loan maturity from December 2019 to July 2021. We anticipate that interest expense in 2018 will continue to decrease due to the lower interest rate.

Provision for Income Taxes (in thousands)

	Three Months
	Ended March 31,		Comparison
	2018	2017	$	%
Provision for income taxes	$—	$(50)	$50	(100)%

In 2017, we recorded a $50,000 tax provision for foreign withholding taxes incurred in March 2017 related to the $0.5 million reimbursement payment from CANbridge for manufacturing development activities conducted by us prior to the Effective Date of the collaboration and license agreement. No foreign withholding taxes were incurred in the first quarter of 2018.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $27.0 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,518)	$(5,408)
Net cash provided by investing activities	7,736	8,252
Net cash (used in) provided by financing activities	(7)	15,471
Net increase in cash and cash equivalents	$1,211	$18,315

Our operating activities used cash of $6.5 million and $5.4 million in 2018 and 2017, respectively. Cash used in operations was due principally to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $7.7 million and $8.3 million in 2018 and 2017, respectively. Cash provided by investing activities was the net result of the maturities of marketable securities, partially offset by the purchases of marketable securities.

Our financing activities used cash of $7,000 and provided cash of $15.4 million in 2018 and 2017, respectively. In 2018, we raised approximately $0.5 million in January 2018 from the issuance of 0.5 million shares of our common stock upon the exercise of 0.5 million PIPE Warrants, offset by a $0.5 million end-of-term debt payment in connection with the 2014 Amendment of our loan facility. In March 2017, we raised approximately $15.4 million from an underwritten public offering of 34.5 million shares of our common stock.

At-The-Market Issuance Sales Agreement with Leerink

On November 30, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2017 Shelf. The 2017 Shelf (file No. 333-221873) was declared effective by the SEC on December 15, 2017 and covers the offering, issuance and sale from time to time of up to $200 million of our common stock, preferred stock, debt securities, warrants and/or units. The 2017 Shelf was filed to replace our then-existing 2015 shelf registration statement, which was terminated upon the 2017 Shelf being declared effective by the SEC on December 15, 2017.

In February 2018, we entered into an at-the-market issuance sales agreement, which we refer to as the Leerink Sales Agreement, with Leerink Partners LLC, or Leerink, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through Leerink as our sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. As of March 31, 2018, no shares of our common stock have been sold under the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of March 31, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

Credit Facilities

On May 28, 2010, we entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates, or the First Loan Agreement. The First Loan Agreement was subsequently amended in March 2012, or the 2012 Amendment; September 2014, or the 2014 Amendment and May 2016, or the 2016 Amendment. In December 2017, we refinanced the First Loan Agreement, as amended, by entering into an amended and restated loan and security agreement, or the 2017 Loan Agreement, with Hercules Funding III, LLC and Hercules Capital, Inc., which we collectively refer to as Hercules.

Pursuant to the 2014 Amendment, we received $10.0 million in additional loan proceeds from Hercules and were required to make an end-of-term payment of approximately $0.5 million on January 1, 2018. This payment was made on the first business day of 2018.

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules, in an aggregate amount of $10.0 million, received in installments of $5.0 million in each of May 2016 and June 2017, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million. We are required to make an end-of-term payment totaling $0.3 million on December 1, 2019. The 2016 Amendment included a financial covenant that required us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that were satisfactory to

Hercules. Principal payments were scheduled to commence on January 1, 2018 and the loan was scheduled to mature on December 1, 2019.

In December 2017, we entered into the 2017 Loan Agreement to refinance our existing loan facility with Hercules and to retire the $20.0 million in secured debt then-outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the new $20.0 million loan facility has a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib. Per the 2017 Loan Agreement, Hercules did not receive any additional warrants to purchase shares of our common stock and no longer has the option, subject to our written consent, to participate in our future equity financings up to $2.0 million through the purchase of our common stock either with cash or through the conversion of outstanding principal under the loan.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of March 31, 2018 was 9.45%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2018, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $7 million to $10 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $44.0 million to $47.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $1.0 million to $1.5 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

During the three months ended March 31, 2018, we received approximately $2.5 million in funding, including approximately $0.5 million received in January 2018 related to the exercise of 0.5 million PIPE Warrants and the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE for aRCC in the UK that was received in March 2018. The corresponding 30% sub-license fee due to KHK was paid in April 2018.

As of March 31, 2018, we had approximately $27.0 million in existing cash, cash equivalents and marketable securities, working capital of $11.2 million and an accumulated deficit of $598.7 million. Based on these available cash resources, we believe that we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Earn royalty payments pursuant to the EUSA Agreement. In August 2017, EUSA obtained marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of aRCC.
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

Pursuant to our EUSA Agreement, we are entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the five following countries: Argentina, Australia, Brazil, South Africa and Venezuela. These milestone payments are subject to the 30% sublicense fee payable to KHK. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations.

In addition, CANbridge filed an IND application with the China Food and Drug Administration in December 2017 for a clinical study of AV-203 in esophageal squamous cell carcinoma. Pursuant to our CANbridge Agreement, we are entitled to receive a $2.0 million development and regulatory milestone payment upon the receipt of the regulatory approval of this IND application.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

We believe that our approximate $27.0 million in cash, cash equivalents and marketable securities at March 31, 2018 would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding PIPE Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules or under any other agreements with third parties;
•	the outcome of legal actions against us, including the current lawsuits described in Part II, Item 1 of this report under the heading “Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	our ability to continue as a going concern.

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

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC, on March 13, 2018.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $27.0 million. Currently, our funds are invested in a U.S. government money market fund, corporate debt securities, including commercial paper, and U. S. government agency securities. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of March 31, 2018, our aggregate principal balance outstanding on our Hercules Loan Agreement was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of March 31, 2018, the interest rate was 9.45%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the Hercules Loan Agreement as of March 31, 2018, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC Topic 606, Revenue from Contracts with Customers, to facilitate our adoption on January 1, 2018. In addition we implemented certain additional controls in connection with the ongoing accounting for our revenue arrangements under ASC 606, including controls to re-evaluate the constraint on variable consideration at each reporting period.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Two class action lawsuits have been filed against us and certain of our former officers and directors, (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho), in the United States District Court for the District of Massachusetts, or the District Court, one captioned Paul Sanders v. Aveo Pharmaceuticals, Inc., et al., No. 1:13-cv-11157-JLT, filed on May 9, 2013, and the other captioned Christine Krause v. AVEO Pharmaceuticals, Inc., et al., No. 1:13-cv-11320-JLT, filed on May 31, 2013.  On December 4, 2013, the District Court consolidated the complaints as In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, and an amended complaint was filed on February 3, 2014.  The amended complaint purported to be brought on behalf of a class of stockholders who purchased our common stock between January 3, 2012 and May 1, 2013, or the Class.  This consolidated amended complaint was dismissed without prejudice on March 20, 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, and which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and after a second round of briefing and oral argument, the District Court ruled in our favor and dismissed the second amended complaint with prejudice on November 18, 2015. The lead plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the First Circuit. They also filed a motion to vacate and reconsider the District Court’s judgment, which we opposed. On January 3, 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment, and the plaintiffs filed a motion to dismiss their appeal on February 8, 2017. On February 2, 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. On March 2, 2017, we filed an answer to the third amended complaint, and the parties initiated discovery. On June 29, 2017, the plaintiffs filed a motion for class certification and on July 27, 2017, we filed our response. On July 18, 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated on September 12 and 13, 2017.  On December 26, 2017, the parties entered into a binding memorandum of understanding, or MOU, regarding the settlement of the lawsuit.  On January 29, 2018, the parties entered into a Stipulation of Settlement, or the Stipulation, which was filed with the District Court on February 2, 2018.  Under the terms of the MOU and Stipulation, we agreed with counsel for the lead plaintiffs to cause certain of our and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which includes the cash amount of any attorneys’ fees or litigation expenses that the District Court may award lead plaintiffs’ counsel and costs lead plaintiffs incur in administering and providing notice of the settlement.   Additionally, we agreed to issue to the Class warrants, or the Settlement Warrants, for the purchase of 2.0 million shares of our common stock exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share. On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  The Stipulation is subject to final approval by the District Court.  The District Court set a final approval hearing for May 30, 2018. We have agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the effective date of the final approval of the Stipulation.

On July 3, 2013, the staff, or SEC Staff, of the Securities and Exchange Commission, or SEC, served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC Staff invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment pursuant to which we paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against us. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, or the Securities Act, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of our former officers consented to entry of final judgment to settle the SEC’s claims against them.  We are not a party to the litigation between the SEC and the remaining former officer, and we can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2018, we had approximately $27.0 million in existing cash, cash equivalents and marketable securities. Based on these available cash resources, we believe we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability, which would depress the market price of our common stock.

We have incurred net losses of $9.0 million and $8.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively, and as of March 31, 2018, had an accumulated deficit of $598.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib beyond our cash runway. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $7 million to $10 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $44 million to $47 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $1.0 million to $1.5 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

We believe that our approximately $27.0 million in cash, cash equivalents and marketable securities at March 31, 2018 would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our at-the-market-sales agreement with Leerink, which we refer to as the Leerink Sales Agreement, and no additional sales of equity through the exercise of our outstanding PIPE Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings” for a further discussion of these claims. The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers have settled.  The lawsuit against the remaining officer is still pending.  We are not a party to the continuing litigation between the SEC and the former officer. However, that individual has and may continue to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

The U.S. patent covering the tivozanib molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  In addition, SPCs have been filed in over 15 European countries for the corresponding patents covering the tivozanib molecule, which, if granted, could extend the term of the such patents in each of those European countries until 2027.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our collaborators must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any particular market.

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

Accordingly, were we to receive marketing approval for one or more of our product candidates, we would continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or the SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the current class action described in Part II, Item 1 of this report under the heading “Legal Proceedings”;

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

At March 31, 2018, we had approximately $27.0 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, corporate debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

10.2	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 8, 2018	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer