Form 10-Q
period 2018-06-30
AVEO PHARMACEUTICALS INC
filed 2018-08-07
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 3, 2018: 119,030,147

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,089	$14,949
Marketable securities	—	18,576
Accounts receivable	973	402
Insurance recovery (Note 9)	—	15,000
Clinical trial retainers	567	1,027
Other prepaid expenses and other current assets	370	229
Total current assets	19,999	50,183
Other assets	7	15
Total assets	$20,006	$50,198
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,822	$2,436
Accrued clinical trial costs and contract research	6,991	8,321
Other accrued liabilities	1,684	2,458
Loans payable, net of discount	2,388	—
Deferred revenue	1,342	395
Deferred research and development reimbursements	534	901
Estimated settlement liability (Note 9)	1,406	17,073
Other liabilities (Note 6)	—	540
Total current liabilities	17,167	32,124
Loans payable, net of current portion and discount	16,342	18,477
Deferred revenue	3,749	1,302
Deferred research and development reimbursements	118	222
PIPE Warrant liability (Note 7)	26,985	37,746
Other liabilities (Note 6)	1,090	1,090
Total liabilities	65,451	90,961
Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at each of June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: 250,000 shares authorized at June 30, 2018 and December 31, 2017; 118,995 and 118,325 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	119	118
Additional paid-in capital	549,099	546,092
Accumulated other comprehensive income (loss)	1	(4)
Accumulated deficit	(594,664)	(586,969)
Total stockholders’ deficit	(45,445)	(40,763)
Total liabilities and stockholders’ deficit	$20,006	$50,198

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Collaboration and licensing revenue	$336	$351	$1,316	$2,883
Partnership royalties	97	—	143	—
	433	351	1,459	2,883
Operating expenses:
Research and development	4,887	6,881	10,291	14,837
General and administrative	2,827	2,302	5,437	4,633
Settlement costs (Note 9)	(709)	—	(667)	—
	7,005	9,183	15,061	19,470
Loss from operations	(6,572)	(8,832)	(13,602)	(16,587)
Other income (expense), net:
Interest expense, net	(549)	(530)	(1,042)	(1,081)
Change in fair value of PIPE Warrant liability	11,125	(23,925)	9,660	(24,409)
Other income (expense), net	10,576	(24,455)	8,618	(25,490)
Income (loss) before provision for income taxes	4,004	(33,287)	(4,984)	(42,077)
Provision for income taxes	—	—	—	(50)
Net income (loss)	$4,004	$(33,287)	$(4,984)	$(42,127)

Basic net income (loss) per share
Net income (loss) per share	$0.03	$(0.30)	$(0.04)	$(0.45)
Weighted average number of common shares outstanding	118,940	110,550	118,891	93,493

Diluted net income (loss) per share
Net income (loss) per share	$(0.06)	$(0.30)	$(0.11)	$(0.45)
Weighted average number of common shares and dilutive common share equivalents outstanding	128,692	110,550	129,372	93,493

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,004	$(33,287)	$(4,984)	$(42,127)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5	(3)	5	(8)
Comprehensive income (loss)	$4,009	$(33,290)	$(4,979)	$(42,135)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(4,984)	$(42,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,204	483
Non-cash interest expense	253	268
Non-cash change in fair value of PIPE Warrant liability	(9,660)	24,409
Non-cash charge for settlement warrants (Note 9)	(667)	—
Amortization of premium and discount on investments	2	12
Changes in operating assets and liabilities:
Accounts receivable	(571)	582
Insurance recovery (Note 9)	15,000	—
Prepaid expenses and other current assets	319	372
Other noncurrent assets	8	618
Accounts payable	386	1,175
Accrued contract research	(1,330)	2,245
Other accrued liabilities	(774)	(171)
Settlement liability (Note 9)	(15,000)	—
Deferred revenue	683	(313)
Deferred research and development reimbursements	(471)	—
Net cash used in operating activities	(15,602)	(12,447)
Investing activities
Purchases of marketable securities	(6,733)	(9,286)
Proceeds from maturities and sales of marketable securities	25,312	8,252
Net cash provided by (used in) investing activities	18,579	(1,034)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	518	21,035
Proceeds from issuance of common stock to related parties	—	3,210
Proceeds from issuance of stock for stock-based compensation arrangements	185	—
Proceeds from issuance of loans payable	—	5,000
Payment of end-of-term debt costs (Note 6)	(540)	—
Net cash provided by financing activities	163	29,245
Net increase in cash and cash equivalents	3,140	15,764
Cash and cash equivalents at beginning of period	14,949	15,096
Cash and cash equivalents at end of period	$18,089	$30,860
Supplemental cash flow information
Cash paid for interest	$992	$902
Non-Cash Operating Activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$2,711	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. The Company’s strategy is to retain North American rights to its oncology portfolio while securing partners in development and commercialization outside of North America. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for renal cell carcinoma (“RCC”). The Company has outlicensed tivozanib (FOTIVDA®) for oncological indications in Europe and other territories outside of North America, and it is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with advanced RCC (“aRCC”) and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC. The Company has entered into partnerships to fund the development and commercialization of AV-203 and ficlatuzumab, both clinical stage assets in oncology. The Company is currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension (“PAH”). The Company previously partnered with Novartis International Pharmaceutical Ltd. (“Novartis”) to develop the AV-380 program in cachexia and other indications. Effective August 28, 2018 the Company expects to regain the rights to AV-380 and is considering a variety of options to continue the program’s development. Refer to Note 4 “Collaborations and License Agreements – Novartis” for further details.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of June 30, 2018, the Company had cash, cash equivalents and marketable securities totaling approximately $18.1 million, working capital of $2.8 million and an accumulated deficit of $594.7 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of June 30, 2018, the Company had approximately $18.1 million in cash, cash equivalents and marketable securities. Based on these available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

•

Raise funding through the possible additional sales of the Company’s common stock, including public or private equity        financings and / or sales of the Company’s common stock under the sales agreement (the “Leerink Sales Agreement”) with Leerink Partners LLC (“Leerink”), as discussed in Note 7.

•	Partner AV-353 to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) pursuant to the Company’s license agreement with KHK (the “KHK Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 phase 3 study in third-line RCC, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KHK” for further details.

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

Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASC 205-40”) management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The Company believes that its approximate $18.1 million in cash, cash equivalents and marketable securities at June 30, 2018 would allow it to fund its planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments from its partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under its Leerink Sales Agreement and no additional sales of equity through the exercise of the outstanding PIPE Warrants or the Settlement Warrants (Refer to Note 7, Common Stock – Settlement Warrants and Private Placement / PIPE Warrants regarding specific details.). Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2018, and for the three months and six months ended June 30, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2017 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

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

The following table summarizes the total revenues earned in the three months and six months ended June 30, 2018 and 2017, respectively, by partner (in thousands). Refer to Note 4 Collaborations and License Agreements regarding specific details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EUSA	$433	$99	$1,459	$198
Novartis	—	15	—	1,820
CANbridge	—	—	—	500
Ophthotech	—	87	—	115
Other	—	150	—	250
Total	$433	$351	$1,459	$2,883

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.  As of June 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules Capital Inc. exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules Capital Inc. 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

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

The Company recorded non-cash gains of approximately $11.1 million and $9.7 million in the three months and six months ended June 30, 2018, respectively, and non-cash losses of approximately $23.9 million and $24.4 million in the three months and six months ended June 30, 2017, respectively, in its Statement of Operations attributable to the increases and decreases in the fair value of the PIPE Warrant liability that resulted from a lower stock price as of June 30, 2018 and a higher stock price as of June 30, 2017 relative to prior periods. In the six months ended June 30, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months and six months ended June 30, 2018 (in thousands):

Fair value at January 1, 2018	$37,746
Increase in fair value	1,465
Reduction in warrant liability for PIPE Warrant exercises	(1,101)
Fair value at March 31, 2018	$38,110
Decrease in fair value	(11,125)
Fair value at June 30, 2018	$26,985

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018	June 30, 2018
Expected price volatility	76.25%	84.86%	85.61%	78.27%
Expected term (in years)	5.00	3.50	3.25	3.00
Risk-free interest rates	1.22%	2.09%	2.39%	2.63%
Stock price	$0.89	$2.79	$2.90	$2.26
Dividend yield	—	—	—	—

Class Action Settlement and Settlement Warrants

In December 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with class representatives Bob Levine and William Windham (the “Plaintiffs”), regarding the settlement of a securities class action lawsuit (the “Class Action”) that had been filed in 2013 and was pending in the United States District Court for the District of Massachusetts (the “District Court”) against the Company and certain of the Company’s former officers (Tuan Ha-Ngoc, David Johnston, and William Slichenmyer, together, the “Individual Defendants”),  In re AVEO Pharmaceuticals, Inc. Securities Litigation et al. , No. 1:13-cv-11157-DJC. As previously disclosed, the Class Action was purportedly brought on behalf of stockholders who purchased the Company’s common stock between May 16, 2012 and May 1, 2013 (the “Class”).

In December 2017, upon entering into the MOU, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of its common stock that the Company agreed to issue the Class (the “Settlement Warrants”), with a corresponding non-cash charge to the Statement of Operations as a component of operating expense. The Settlement Warrants are exercisable for a one-year period from their date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share.

.

The settlement was subject to the execution of a definitive settlement agreement, notice to the Class, and final approval of the District Court and became effective on the date (the “Effective Date”) on which all of the following conditions occurred: (a) a final judgment containing the requisite release of claims had been entered by the District Court; (b) no appeal was pending with respect to the final judgment; (c) the final judgment had not been reversed, modified, vacated or amended; (d) the time to file any appeal from the final judgment had expired without the filing of an appeal or an order dismissing the appeal or affirming the final judgment had been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) had expired; and (e) the MOU and any settlement agreement with respect to the claims released in the final judgment had not expired or been terminated.

In January 2018, the Company entered into a definitive stipulation of settlement agreement (the “Stipulation”).  In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”). Upon the conclusion of a 30-day appeal period, the Effective Date was deemed to be June 29, 2018. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company has no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery were eliminated on the Effective Date. The Company had agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation. Refer to Note 9, “Legal Proceedings” for further discussion of the Class Action settlement.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. In addition, the fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. The Company recorded non-cash gains of approximately $0.7 million in each of the three months and six months ended June 30, 2018, respectively, in its Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate relative to prior periods.

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

	December 31, 2017	March 31, 2018	June 30, 2018
Expected price volatility	101.52%	96.01%	62.74%
Expected term (in years)	1.00	1.00	1.00
Risk-free interest rates	1.76%	2.09%	2.37%
Stock price	$2.79	$2.90	$2.90
Dividend yield	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018
Cash and cash equivalents:
Cash and money market funds	$15,075	$—	$—	$15,075
Corporate debt securities	3,013	1	—	3,014
Total cash, cash equivalents and marketable securities	$18,088	$1	$—	$18,089
December 31, 2017:
Cash and cash equivalents:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	14,949	—	—	14,949
Marketable securities:
Corporate debt securities due within 1 year	$17,074	$1	$(5)	$17,070
US government agency securities due within 1 year	1,506	—	—	1,506
Total marketable securities	$18,580	$1	$(5)	$18,576
Total cash, cash equivalents and marketable securities	$33,529	$1	$(5)	$33,525

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

As of June 30, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper. During the three months and six months ended June 30, 2018, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of June 30, 2018, the Company’s financial liabilities that were recorded at fair value consisted of warrant liabilities, including the PIPE Warrant liability and estimated fair value of the Settlement Warrants.

The fair value of the Company’s loans payable at June 30, 2018 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$15,075	$—	$—	$15,075
Corporate debt securities	—	3,014	—	$3,014
Total cash, cash equivalents and marketable securities	$15,075	$3,014	$—	$18,089
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$26,985	$26,985
Settlement Warrant liability	—	—	1,406	1,406
Total warrant liabilities	$—	$—	$28,391	$28,391

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	$14,949	$—	$—	$14,949
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,070	$—	$17,070
U.S. government agency securities due within 1 year	—	1,506	—	1,506
Total marketable securities	$—	$18,576	$—	$18,576
Total cash, cash equivalents and marketable securities	$14,949	$18,576	$—	$33,525
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$37,746	$37,746
Settlement Warrant liability	—	—	2,073	2,073
Total warrant liabilities	$—	$—	$39,819	$39,819

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, and exclude the incremental common shares issuable upon the exercise of the Settlement Warrants as these warrants were not outstanding as of June 30, 2018. For the three months and six months ended June 30, 2017 diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of the PIPE Warrants and other common equivalent shares, such as stock options, would be anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2018 and 2017, respectively (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income (loss) attributable to AVEO common stockholders	$4,004	$(33,287)	$(4,984)	$(42,127)
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	(11,125)	—	(9,660)	—
Diluted net income (loss) attributable to AVEO common stockholders	$(7,121)	$(33,287)	$(14,644)	$(42,127)

Weighted-average shares of common stock outstanding	118,940	110,550	118,891	93,493

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants	9,752	—	10,481	—
Weighted-average shares of common stock outstanding and dilutive securities	128,692	110,550	129,372	93,493
Basic net income (loss) per share	$0.03	$(0.30)	$(0.04)	$(0.45)
Diluted net income (loss) per share	$(0.06)	$(0.30)	$(0.11)	$(0.45)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Outstanding at June 30,
	2018	2017
Options outstanding	9,924	6,568
Warrants outstanding	—	19,453
Total	9,924	26,021

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

The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which require the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. The Company calculates volatility using its historical stock price data. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months and six months ended June 30, 2018 and 2017, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$198	$71	$381	$123
General and administrative	423	205	823	360
Total	$621	$276	$1,204	$483

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2018, the Company is forecasting a net loss for the year ended December 31, 2018 and an effective tax rate of 0%. The Company maintains a full valuation allowance on all deferred tax assets.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2018, the Company has no net assets located outside of the United States.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605 and creates ASC 606. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance for annual and interim periods beginning after December 15, 2017 and clarified various aspects of the new revenue guidance. ASC Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract, and requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. The Company conducted an analysis with respect to its active revenue arrangements, including those with EUSA, CANbridge and Novartis.

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

The following tables summarize the impact of the adoption of ASC 606 to the Company’s condensed consolidated financial statements at June 30, 2018 and for the three months and six months ended June 30, 2018 as follows (in thousands, except per share figures):

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,342	$947	$395
Deferred revenue, net of current portion	$3,749	$2,645	$1,104
Accumulated deficit	$(594,664)	$(3,592)	$(591,072)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Collaboration and licensing revenue	$336	$237	$99	$1,316	$(882)	$2,198
Total revenues	$433	$237	$196	$1,459	$(882)	$2,341
Income (loss) before provision for income taxes	$4,004	$237	$3,767	$(4,984)	$(882)	$(4,102)
Net income (loss) - basic	$4,004	$237	$3,767	$(4,984)	$(882)	$(4,102)
Net income (loss) - diluted	$(7,121)	$237	$(7,358)	$(14,644)	$(882)	$(13,762)
Net income (loss) per share - basic	$0.03	$—	$0.03	$(0.04)	$(0.01)	$(0.03)
Net income (loss) per share - diluted	$(0.06)	$—	$(0.06)	$(0.11)	$(0.01)	$(0.10)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows as of June 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Net loss	$(4,984)	$(882)	$(4,102)
Changes in deferred revenue	$683	$882	$(199)

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes from this ASU.

(4) Collaborations and License Agreements

Out-License Agreements

CANbridge

On March 16, 2016, the Company entered into the CANbridge Agreement. Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America (the “CANbridge Licensed Territory”). In addition, CANbridge has the right of first refusal if the Company determines to out-license any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an IND application with the China Food and Drug Administration for a clinical study of AV-203 in esophageal squamous cell carcinoma. The Company is entitled to receive a $2.0 million development and regulatory milestone payment upon the receipt of the regulatory approval of this IND application. The Company is also eligible to receive up to $40.0 million in potential additional development and regulatory milestone payments and up to $90.0 million in potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization, the Company is eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country and ten years after the first commercial sale of such licensed product in such country. No development and regulatory milestone payments have been earned as of June 30, 2018.

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

EUSA

In December 2015, the Company entered into the EUSA Agreement, under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. In February 2018, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom for the first-line treatment of aRCC. Accordingly, the Company earned a $2.0 million milestone payment that was received in March 2018. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified European Union (“EU”) countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first-line aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

The Company evaluated the promised goods and services at the inception of the EUSA Agreement under ASC 606. Based on this evaluation, the Company determined that $6.5 million in research and development payments by EUSA, including the $2.5 million upfront consideration received upon the execution of the EUSA Agreement in December 2015 and the $4.0 million payment upon the receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of aRCC in August 2017, constituted the amount of the consideration that was included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed this amount to the Company’s single performance obligation. None of the remaining regulatory-related milestones have been included in the transaction price as these milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to EUSA and therefore are recognized at the later of when the performance obligation is satisfied (or partially satisfied) or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the UK following the reimbursement approval by the NICE in February 2018, to Austria in April 2018 and to Scotland in July 2018. The Company recognized approximately $97,000 and $143,000 in revenue for sales royalties in the three months and six months ended June 30, 2018, respectively.

In the first quarter of 2018, the Company increased the transaction price to $8.5 million to include the $2.0 million milestone for reimbursement approval from the NICE in the UK in first-line aRCC that was achieved in February 2018. Accordingly, the Company recognized approximately $0.7 million in collaboration and licensing revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2018, with the approximate $1.3 million balance classified as deferred revenue that is being recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022. The Company recognized approximately $0.4 million and $0.1 million, respectively, in total revenues under the EUSA Agreement in the three months ended June 30, 2018 and 2017, respectively, and approximately $1.5 million and $0.2 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $5.1 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.3 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months and six months ended June 30, 2018 (in thousands):

		Three Months Ended June 30,	Six Months Ended June 30,
Revenue Type	Date Achieved	2018	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99	$198
R&D payment - EMA approval in RCC	August 2017	158	316

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	February 2018	79	802
		$336	$1,316
Partnership Royalties		97	143
Total		$433	$1,459

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the six months ended June 30, 2018 (in thousands):

Contract Assets				Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance June 30, 2018
Accounts Receivable				$18	$2,143	$(2,064)	97

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance June 30, 2018
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,697	$—	$(198)	$1,499
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,711	—	(316)	2,395

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	—	1,316	(119)	1,197
Total	$8,500			$4,408	$1,316	$(633)	$5,091

Opt-In to the TiNivo Trial

In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As previously described, the Company accounts for each opt-in as a separate arrangement. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in the EUSA Licensed Territories. Upon the exercise of its opt-in right, EUSA became responsible for funding 50% of the total estimated costs of the TiNivo trial, up to $2.0 million. The Company is accounting for the joint development activities relative to the TiNivo trial as a joint risk-sharing collaboration in accordance with ASC 808 because EUSA is an active participant in the ongoing TiNivo trial and is exposed to significant risk and rewards in connection with the activity. Payments from EUSA with respect to its share of TiNivo trial development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship. The Company recognized reductions in research and development expenses of approximately $0.2 million and $0 in the three months ended June 30, 2018 and 2017, respectively, and approximately $0.5 million and $0 in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had recognized approximately $1.3 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.7 million in prepaid cost sharing was classified as deferred research and development reimbursements as of June 30, 2018 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into the Novartis Agreement under which the Company granted to Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. The Company also granted Novartis an option to purchase the Company’s then-existing supply of AV-380 biological drug substance at an undiscounted price. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products.

On June 29, 2018, Novartis notified the Company that it is terminating the Novartis Agreement without cause effective on August 28, 2018. Pursuant to the Novartis Agreement, Novartis’ termination without cause triggers, among other things, the termination of all licenses and other rights granted by the Company to Novartis with regard to the AV-380 program, and the grant by Novartis to the Company of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis also has an obligation to transfer to the Company all preclinical, technical, manufacturing and other data developed by Novartis. The Company has the right to purchase the inventory of AV-380 biological drug substance from Novartis at a price equal to Novartis’ cost.

On June 28, 2018, the Company had separately provided Novartis with notice under the Novartis Agreement’s dispute resolution provisions of a dispute regarding Novartis’ compliance with its diligence obligations with respect to the development of the AV-380 program. If the parties are unable to resolve the dispute at the management level, an arbitration could be commenced. These dispute resolution procedures run in parallel to the termination process.

In connection with entry into the Novartis Agreement, Novartis made a non-refundable upfront payment to the Company of $15.0 million in September 2015. In December 2015, Novartis exercised an option to acquire the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company approximately $3.5 million for such existing inventory. In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations, if any, to the Company under the Novartis Agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in March 2017. Novartis will reduce any subsequent payment obligations to the Company by $1.8 million. The Company had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. None of the milestones set forth in the Novartis Agreement had been achieved as of June 30, 2018.

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

The Company determined that the $15.0 million in upfront consideration upon the execution of the Novartis Agreement in August 2015 and the $1.8 million payment in February 2017 constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligations, each of these amounts were recognized upon receipt. None of the clinical, development and regulatory milestones have been included in the transaction price as these milestone amounts were fully constrained.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $44 thousand and $(0.1) million during the three months ended June 30, 2018 and 2017, respectively, and by approximately $0.2 million in each of the six months ended June 30, 2018 and 2017, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.2 million as of June 30, 2018.

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

The Company accounts for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan, including the costs of completing certain tivozanib clinical development activities described in the preceding paragraph, were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. As a result of cost-sharing provisions in the Astellas Agreement, the Company reduced research and development expenses by approximately $0.1 million and $0 during each of the three-month and six-month periods ended June 30, 2018 and 2017, respectively. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.4 million at June 30, 2018.

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

In March 2014, the Company and Biogen amended the exclusive option and license agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge, which satisfied its obligation to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. Refer to “—CANbridge” within this Note 4 for a further description of that arrangement.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. The Company is required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In March 2017, as further described above under the heading “—Novartis,” the Company paid a $1.8 million time-based milestone obligation that it owed to St. Vincent’s and recognized $1.8 million in research and development expense. In January 2019, the Company will owe an additional $2.3 million time-based milestone obligation to St. Vincent’s. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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

The Company has upfront, milestone and royalty payment obligations to KHK under the KHK Agreement. Upon entering into the KHK Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s first phase 3 clinical trial of tivozanib (TIVO-1). In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the U.S. Food and Drug Administration (“FDA”) of the Company’s 2012 New Drug Application (“NDA”) filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK if the Company files an NDA with the FDA following the completion of the TIVO-3 clinical trial. If the Company obtains approval for tivozanib in the United States., the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK Agreement relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the UK in first-line aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

The KHK Agreement will remain in effect until the expiration of all of the Company’s royalty and sublicense revenue obligations to KHK, determined on a product-by-product and country-by-country basis, unless the Company elects to terminate the KHK Agreement earlier. If the Company fails to meet its obligations under the KHK Agreement and is unable to cure such failure within specified time periods, KHK can terminate the KHK Agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KHK any intellectual property or other rights the Company may have in tivozanib, including its regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Professional fees	$472	$844
Compensation and benefits	858	1,325
Other	354	289
Total	$1,684	$2,458

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

In connection with the Company’s May 2016 private placement (refer to Note 7, “Common Stock – Private Placement / PIPE Warrants”), Hercules purchased 259,067 units for cash proceeds of $0.2 million to the Company. This purchase was separate from the $2.0 million equity purchase option under the 2016 Amendment. Each unit in the May 2016 private placement included one share of the Company’s common stock and a PIPE Warrant to purchase one share of the Company’s common stock at an exercise price of $1.00 per share. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants. The Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds.

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

The loan maturity date has been revised from December 2019 to July 2021. The Company is not required to make principal payments until February 1, 2019, at which time the Company will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. In June 2018, the interest rate increased from 9.45% to 9.70% due to the corresponding increase in the prime interest rate. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The interest-only period could be extended by two 6-month deferrals upon the achievement of specified milestones relating to the development of tivozanib, including (i) on or prior to September 30, 2018, the Company has received positive data with respect to its TIVO-3 trial for the treatment of RCC for patients in the third-line setting which positive data supports the filing for a new drug application with the FDA, subject to confirmation by Hercules at its reasonable discretion, and (ii)  on or prior to June 28, 2019, the Company has received approval from the FDA for its tivozanib product for the treatment of RCC for patients in the third-line setting, subject to confirmation by Hercules at its reasonable discretion.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.3 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (9.70% as of June 30, 2018).

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of June 30, 2018, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2018 are as follows (amounts in thousands):

Year Ending December 31:
2018 (remaining 6 months)	$985
2019	8,755
2020	9,041
2021	6,104
24,885
Less amount representing interest	(3,795)
Less unamortized discount	(1,270)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(2,388)
Loans payable, net of current portion and discount	$16,342

(7) Common Stock

Settlement Warrants

On July 16, 2018, the Company issued and delivered 2.0 million Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to Note 3, “Significant Accounting Policies - Class Action Settlement and Settlement Warrants” for further discussion.

Sales Agreement with Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through Leerink as its sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. At the time of issuance of these financial statements, no shares of the Company’s common stock have been sold under the Leerink Sales Agreement.

On November 30, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $200.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2017 Shelf”). The 2017 Shelf (File No. 333-221873) was declared effective by the SEC on December 15, 2017 and was filed to replace the Company’s then existing shelf registration statement, which was terminated.

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

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of June 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds.

Sales Agreement with FBR

In February 2015, the Company entered into a sales agreement (the “FBR Sales Agreement”) with FBR & Co. and MLV & Co. (together “FBR”), pursuant to which the Company could issue and sell shares of its common stock from time to time up to an aggregate amount of $17.9 million, at the Company’s option, through FBR as its sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the FBR Sales Agreement.

In June 2017, the Company conducted its final transaction under the FBR Sales Agreement and sold approximately 6.5 million shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. The FBR Sales Agreement has expired.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of June 30, 2018, there were 1,018,065 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the six months ended June 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	7,537,958	$2.00
Granted	2,635,115	$3.04
Exercised	(145,617)	$1.19
Forfeited	(103,523)	$6.54
Outstanding at June 30, 2018	9,923,933	$2.25	7.76	$7,190,000
Exercisable at June 30, 2018	4,458,925	$2.30	6.42	$4,454,000

Stock options to purchase 488,626 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at June 30, 2018.

The aggregate intrinsic value is based upon the Company’s closing stock price of $2.26 on June 29, 2018, the last trading day of the quarter.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

	Three Months Ended June 30,
	2018	2017
Volatility factor	81.94%	73.20% - 76.07%
Expected term (in years)	5.50	5.50 - 6.25
Risk-free interest rates	2.85%	1.84% - 1.95%
Dividend yield	—	—

Six Months Ended June 30,
	2018	2017
Volatility factor	80.18% - 83.40%	71.82% - 76.07%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	2.64% - 2.85%	1.84% - 2.10%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company calculates volatility using its historical stock price data. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $2.15 and $0.40, respectively.

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

As of June 30, 2018, there was $7.1 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years.

(9) Legal Proceedings

The Company recently settled a consolidated class action lawsuit (the “Class Action”), In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, that had been filed in 2013 against the Company and certain of its former officers (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho) in the United States District Court for the District of Massachusetts (the “District Court”).  The Class Action had been dismissed without prejudice in March 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, but which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and the District Court ruled in the Company’s favor and dismissed the second amended complaint with prejudice in November 2015. The lead plaintiffs appealed the District Court’s decision and also filed a motion to vacate and reconsider the District Court’s judgment. In January 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment.  In February 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013 (the “Class”) alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. In July 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated during the fall of 2017.

On December 26, 2017, the parties entered into a binding memorandum of understanding (the “MOU”) to settle the Class Action.  Under the terms of the MOU, the Company agreed to cause certain of the Company’s and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, the Company agreed to issue to the Class the Settlement Warrants, for the purchase of 2.0 million shares of the Company’s common stock, which, subject to certain conditions, are exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the Final Approval Hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses, subject to the Final Judgment. Upon the conclusion of a standard 30-day appeal period, the Effective Date was deemed to be June 29, 2018. On July 16, 2018, the Company issued and delivered the Settlement Warrants.

The Company evaluates developments in legal proceedings on a quarterly basis. The Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. In December 2017, upon entering into the MOU, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the warrant portion of the settlement with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company has no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the Company reversed the $15.0 million cash portion of the settlement from both the contingent liability and the corresponding insurance recovery as of the Effective Date.  Refer to Note 3, “Significant Accounting Policies - Class Action Settlement and Settlement Warrants” for further discussion.

Also in 2013, the SEC served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. On September 15, 2017 and October 31, 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

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

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need.  Our strategy is to retain North American rights to our oncology portfolio while securing partners in development and commercialization outside of North America. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for renal cell carcinoma, or RCC.  We have outlicensed tivozanib (FOTIVDA®) for oncological indications in Europe and other territories outside of North America, and it is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with advanced RCC, or aRCC and for adult patients who are vascular endothelial growth factor receptor and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for aRCC.  We have entered into partnerships to fund the development and commercialization of AV-203 and ficlatuzumab, both clinical stage assets in oncology.  We are currently seeking a partner to develop our preclinical AV-353 platform in pulmonary arterial hypertension. We previously partnered with Novartis International Pharmaceutical Ltd., or Novartis, to develop our AV-380 program in cachexia and other indications.  Effective August 28, 2018 we expect to regain the rights to AV-380 and are considering a variety of options to continue the program’s development.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of June 30, 2018, we had approximately $18.1 million in cash, cash equivalents and marketable securities. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able receive milestone payments or complete financings or enter into such arrangements on acceptable terms, if at all. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in age-related macular degeneration. We have exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co. Ltd.), or KHK.  We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent

States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic ocular conditions, to which we have retained development rights in all of our licensed territories.

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

In 2012, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of aRCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

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

EUSA has commercially launched FOTIVDA in the United Kingdom, Germany, Austria and Scotland. In November 2017, EUSA initiated product sales in Germany. In February 2018, EUSA commercially launched FOTIVDA in the United Kingdom upon receiving reimbursement approval from the UK’s National Institute for Health and Care Excellence, or the NICE, for the first-line treatment of adult patients with aRCC. In April 2018, FOTIVDA sales were also initiated in Austria. In July 2018, FOTIVDA received reimbursement approval in Scotland for the first-line treatment of adult patients with aRCC. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in additional European countries.

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

We expect to report topline results from the TIVO-3 study (including PFS and preliminary OS data) in the fourth quarter of 2018, approximately 6-8 weeks after the trial records 255 PFS events.  We plan to announce when 255 PFS events have occurred and the topline data analysis for the trial has been initiated.

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

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented the preliminary results from the phase 2 portion of the TiNivo trial, with available data from 27 of the 28 patients, at the 2018 ASCO Genitourinary Cancers Symposium.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 44% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in 14 patients, who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab and enrolled at least four months prior to the data cutoff date. Of these patients, 7 had received at least one prior systemic therapy, including 2 that had received prior PD-1 therapy, and 7 were treatment naive. An ORR was observed in 64% of patients (partial responses), and a disease control rate (partial response plus stable disease) was observed in 100% of patients. The 2 patients who received prior PD-1 therapy both achieved a partial response. At the time of data collection, 11 of the 14 evaluable patients remained on study.  We expect to present updated phase 2 results at the ESMO 2018 Congress in October 2018.  We also intend to explore further development of tivozanib as a combination therapy with immune checkpoint inhibitors.

Clinical Development in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Cancer Institute presented data at the 2018 ASCO Gastrointestinal Cancers Symposium from a multicenter, investigator-sponsored phase 1b/2 trial of tivozanib in previously untreated patients with advanced, unresectable hepatocellular carcinoma, or HCC. The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network.

The trial was designed to evaluate the safety and efficacy of tivozanib in advanced HCC, and enrolled a total of 21 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3 + 3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg or 1.5 mg daily for 21 days followed by 7 days off drug. No dose-limiting toxicities were seen in cycle one in patients treated with 1.0 mg, and tivozanib at 1.0 mg daily was selected for the phase 2 expansion portion of the trial.

Of 19 evaluable patients in the trial, at a median follow up of 16.9 months, the trial’s primary endpoint of median PFS and PFS at week 24 were 5.5 months and 47%, respectively. A partial response was seen in 4 of 19 patients (21%) and stable disease in 8 of 19 patients (42%), for a disease control rate of 63%. OS at 6 and 12 months was 58% and 25%, respectively, with a median OS of 7.5 months. As of the date of the presentation, four patients had maintained stable disease for over two years. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment. Tivozanib was generally well tolerated at 1.0 mg daily, with adverse events consistent with those observed in previous tivozanib trials.

Following these trial results, we plan to explore potential development opportunities of tivozanib in HCC, both as a monotherapy and as a combination therapy.

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

Development in HNSCC.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with cetuximab in squamous cell carcinoma of the head and neck, or HNSCC.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is expected to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with cytarabine in acute myeloid leukemia, or AML. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. The phase 2 portion is ongoing and expected to enroll ten additional patients.

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. Preclinical findings demonstrated a beneficial effect of the drug combination of ficlatuzumab and gemcitabine compared to either drug alone in an in-vivo model of PDAC. The goal of the trial is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, is expected to enroll approximately 30 patients.

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

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma.  Following proof-of-concept, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an initial new drug application, or IND, in China seeking regulatory authorization to initiate clinical trials of AV-203. If the IND is approved, CANbridge expects that AV-203 will reenter the clinic in 2018.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, anorexia nervosa and other diseases.f AV-380 focuses on a significant area of unmet patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

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

In August 2015, we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. On June 29, 2018, Novartis notified us that it is terminating our collaboration without cause. Accordingly, effective August 28, 2018 we expect to regain the rights to AV-380 and are considering a variety of options to continue the program’s development.

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

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. In February 2018, EUSA obtained reimbursement approval from the NICE in the United Kingdom for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment that was received from EUSA in March 2018. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. We recognized approximately $97,000 and $143,000 in revenue for sales royalties in the three months and six months ended June 30, 2018, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

Novartis

In August 2015, we entered into a license agreement with Novartis, or the Novartis Agreement, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of our antibodies and any resulting approved therapeutic products.

On June 29, 2018, Novartis notified us that it is terminating our collaboration without cause. Accordingly, effective August 28, 2018 we expect to regain the rights to AV-380. We had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. We have not included any of the potential milestone or other potential payments to us under the Novartis Agreement in our cash forecasts. Accordingly, termination of the Novartis Agreement will not impact our cash guidance.

Pursuant to the terms of the Novartis Agreement, Novartis’ termination without cause triggers, among other things, the termination of all licenses and other rights granted by us to Novartis with regard to the AV-380 program, and the grant by Novartis to us of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis also has an obligation to transfer to us all preclinical, technical, manufacturing and other data developed by Novartis. We also have the right to purchase the inventory of AV-380 biological drug substance from Novartis at a price equal to Novartis’ cost.

On June 28, 2018, we had separately provided Novartis with notice under the Novartis Agreement’s dispute resolution provisions of a dispute regarding Novartis’ compliance with its diligence obligations with respect to the development of the AV-380 program. If the parties are unable to resolve the dispute at the management level, an arbitration could be commenced. These dispute resolution procedures run in parallel to the termination process.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make milestone payments, up to an aggregate total of $16.7 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In March 2017, as further described above under the heading “—Novartis,” we paid a $1.8 million time-based milestone obligation that we owed to St. Vincent’s. We will owe an additional $2.3 million time-based milestone obligation to St. Vincent’s in March 2019. In addition, we will be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country and are subject to offsets under certain circumstances.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the EMA of tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom as a first-line treatment for aRCC was subject to the 30% KHK sub-license fee, or $0.6 million, which was paid in April 2018.

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

Financial Overview

We do not have a history of being profitable and, as of June 30, 2018, we had an accumulated deficit of $594.7 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2018 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

Revenue

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers, or ASC 606. Refer to Note 3, “Significant Accounting Policies - Revenue Recognition” and Note 4, “Collaborations and License Agreements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q for further information.

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

Research and Development Expenses

Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as they are incurred. These expenses consist primarily of:

•	employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense;
•	external development-related expenses, including clinical trials conducted by contract research organizations and investigative sites, preclinical studies and consultants;
•	the cost of acquiring and manufacturing drug development related materials and related distribution;
•	costs associated with outsourced development activities, including regulatory and medical affairs;
•	sub-licensee fees for, and milestone payments related to, in-licensed products and technology; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets.

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix, and Astellas for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses will continue to decrease during the remainder of 2018 as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission to the FDA for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the fourth quarter of 2018.

Currently, we track direct external development expenses and direct salary on a program-by-program basis and allocate general-related expenses, such as indirect compensation, benefits and consulting fees, to each program based on the personnel resources allocated to such program. Facilities, IT costs and stock-based compensation are not allocated amongst programs and are considered overhead.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will remain at current levels during the remainder of 2018, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the fourth quarter of 2018.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3, “Significant Accounting Policies - Warrants Issued in Connection with Private Placement” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a further discussion.

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

As of June 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded non-cash gains of approximately $11.1 million and $9.7 million in the three months and six months ended June 30, 2018, respectively, and non-cash losses of approximately $23.9 million and $24.4 million in the three months and six months ended June 30, 2017, respectively, in our Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from a lower stock price as of June 30, 2018 and a higher stock price as of June 30, 2017 relative to prior periods. In the six months ended June 30, 2018, we recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018	June 30, 2018
Expected price volatility	76.25%	84.86%	85.61%	78.27%
Expected term (in years)	5.00	3.50	3.25	3.00
Risk-free interest rates	1.22%	2.09%	2.39%	2.63%
Stock price	$0.89	$2.79	$2.90	$2.26
Dividend yield	—	—	—	—

Class Action Settlement and Settlement Warrants

In December 2017, we entered into a binding memorandum of understanding, or MOU, to settle a securities class action lawsuit, or the Class Action, captioned In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, filed in 2013 in the United States District Court for the District of Massachusetts, or the District Court, against us and certain of our former officers. The Class Action was purportedly brought on behalf of stockholders who purchased our common stock between May 16, 2012 and May 1, 2013, or the Class.

Upon entry into the MOU, our liability related to this settlement became estimable and probable. Accordingly, we recorded an estimated $17.1 million contingent liability, including (a) $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of our insurance carriers, and (b) an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of our common stock, or the Settlement Warrants, that we agreed to issue to the Class, with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. The Settlement Warrants are exercisable for a one-year period from their date of issue at an exercise price equal to $3.00 per share, which was the closing price on December 22, 2017, the trading day prior to the execution of the MOU.

In January 2018, we entered into a definitive stipulation of settlement agreement, or the Stipulation. In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement. On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment, or the Final Judgment.

The settlement became effective on June 29, 2018, or the Effective Date, which was the date on which all of the following conditions had been met: (a) a Final Judgment containing the requisite release of claims had been entered by the District Court; (b) no appeal was pending with respect to the Final Judgment; (c) the Final Judgment had not been reversed, modified, vacated or amended; (d) the time to file any appeal from the Final Judgment had expired without the filing of an appeal or an order dismissing the appeal or affirming the Final Judgment had been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) had expired; and (e) the MOU and any settlement agreement with respect to the claims released in the Final Judgment had not expired or been terminated. Pursuant to the Final Judgment, all claims against us were released upon the Effective Date. In addition, pursuant to the Stipulation, we have no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery were eliminated on the Effective Date. We had agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date. On July 16, 2018, we issued and delivered the Settlement Warrants.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. In addition, the fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. We recorded non-cash gains of approximately $0.7 million in each of the three months and six months ended June 30, 2018, respectively, in our Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate relative to prior periods.

Refer to Note 9, “Legal Proceedings” to our condensed consolidated financial statements and Part II, Item 1 under the heading “Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q, for a further discussion of the Class Action settlement.

The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

	December 31, 2017	March 31, 2018	June 30, 2018
Expected price volatility	101.52%	96.01%	62.74%
Expected term (in years)	1.00	1.00	1.00
Risk-free interest rates	1.76%	2.09%	2.37%
Stock price	$2.79	$2.90	$2.90
Dividend yield	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2018, we are forecasting a net loss for the year ended December 31, 2018 and an effective tax-rate of 0%, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the Act. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

On December 22, 2017, the U.S. Securities and Exchange Commission, or SEC, issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

We are still in the process of evaluating the new law and therefore have not determined the full effect it will have on our business, including our financial statements.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurement of the PIPE Warrant liability, estimated settlement liabilities and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and six months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 13, 2018, except as set forth below:

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2018 and 2017

Revenues (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
EUSA	$433	$99	$334	337%	$1,459	$198	$1,261	637%
Novartis	—	15	(15)	(100)%	—	1,820	(1,820)	(100)%
CANbridge	—	—	—	-%	—	500	(500)	(100)%
Ophthotech	—	87	(87)	(100)%	—	115	(115)	(100)%
Other	—	150	(150)	(100)%	—	250	(250)	(100)%
Total	$433	$351	$82	23%	$1,459	$2,883	$(1,424)	(49)%

In 2018 as compared to 2017, revenue increased under our partnership with EUSA by $0.3 million and $1.3 million in the three-month and six-month periods, respectively, related to the European market approval of tivozanib. In August 2017, the European Commission approved tivozanib in first-line RCC in all 28 countries of the European Union, Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has commercially launched FOTIVDA in Germany, the United Kingdom and Austria. We earned sales royalties of $97,000 and $143,000 in the three months and six months ended June 30, 2018, respectively.

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

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, regarding the specific application of ASC 606 to our EUSA Agreement. Refer to Note 3 “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, for a comparison of revenue recognized during the three months and six months ended June 30, 2018 under ASC 606 compared to the revenue that would have been recognized in that period had we continued to apply the provisions of ASC 605.

In 2018 as compared to 2017, revenue decreased by $2.3 million in the six-month period under our partnerships with Novartis and CANbridge related to payments received in the first quarter of 2017. In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. In March 2017, CANbridge paid us $0.5 million for the reimbursement of manufacturing development activities conducted by us prior to the effective date of the collaboration and license agreement.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Tivozanib	$4,443	$6,397	$(1,954)	(31)%	$9,362	$12,114	$(2,752)	(23)%
AV-380 Program in Cachexia	42	15	27	180%	57	1,820	(1,763)	(97)%
Ficlatuzumab	101	257	(156)	(61)%	236	487	(251)	(52)%
Overhead	301	212	89	42%	636	416	220	53%
Total research and development expenses	$4,887	$6,881	$(1,994)	(29)%	$10,291	$14,837	$(4,546)	(31)%

In 2018 as compared to 2017, research and development expenses decreased in the three-month period by $2.0 million, principally due to a $2.0 million decrease in tivozanib expenses that resulted from a $1.7 million decrease related to the year-to-year conduct of the TIVO-3 trial. We initiated the TIVO-3 trial in May 2016 and completed enrollment in August 2017. In 2018 as compared to 2017, the TIVO-3 trial is winding down as the majority of the patients are off treatment in advance of reaching the required number of events needed to conduct the primary analysis as compared to being in active enrollment in the same period in 2017.

In 2018 as compared to 2017, research and development expenses decreased in the six-month period by $4.5 million, principally due to decreases of $2.7 million in net tivozanib expenses and $1.8 million in AV-380 for a time-based milestone obligation due to St. Vincent’s in the first quarter of 2017 that was not incurred in the same period in 2018. The $2.7 million net decrease in tivozanib expenses principally included a decrease of $3.1 million related to the year-to-year conduct of the TIVO-3 trial as highlighted above, partially offset by a $0.6 million increase related to the 30% sub-license fee due to KHK in connection with the $2.0 million milestone earned under our EUSA Agreement in February 2018 for reimbursement approval from the NICE in the UK in first-line aRCC.

We anticipate that research and development expenses will continue to decrease during the remainder of 2018 as we seek to complete the TIVO-3 trial and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, regulatory costs associated with a possible NDA submission for tivozanib in RCC and pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the fourth quarter of 2018,

General and Administrative Expenses (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$2,827	$2,302	$525	23%	5,437	4,633	$804	17%

In 2018 as compared to 2017, general and administrative expenses increased in the three-month period by $0.5 million, principally due to increases of $0.2 million in professional fees and $0.2 million in stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

In 2018 as compared to 2017, general and administrative expenses increased in the six-month period by $0.8 million, principally due to increases of $0.2 million in professional fees and $0.5 million in stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

We anticipate that general and administrative expenses will remain at current levels during the remainder of 2018, excluding pre-commercialization activities that we may undertake if the topline data results from our TIVO-3 trial support an NDA submission for tivozanib in RCC. We expect to receive and report topline data from the TIVO-3 trial in the fourth quarter of 2018.

Settlement Costs (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Settlement costs	$(709)	$—	$(709)	100%	$(667)	$—	$(667)	100%

In December 2017, we entered into a MOU related to our class action settlement that included the issuance of the 2.0 million Settlement Warrants to purchase shares of our common stock. The Settlement Warrants were revalued at each balance sheet date prior to issuance. On July 16, 2018 the Company issued and delivered the Settlement Warrants. In addition, the fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance.

In 2018, settlement costs decreased in each of the three-month and six-month periods attributable to the decreases in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate of our common stock used in the Black-Scholes valuations relative to prior periods.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Change in fair value of warrant liability	11,125	$(23,925)	$35,050	(146)%	$9,660	$(24,409)	$34,069	(140)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date. In 2018 as compared to 2017, the change in fair value of the PIPE Warrant liability decreased by approximately $35.0 million and $34.1 million in the three-month and six-month periods, respectively, principally due to lower revaluations resulting from lower stock prices.

In 2018, we recorded approximate non-cash gains of $11.1 million and $9.7 million in the three-month and six-month periods, respectively, in our Statement of Operations attributable to the decreases in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $2.26 on June 30, 2018 compared to the stock prices of $2.90 on March 31, 2018 and $2.79 on December 31, 2017.

In 2017, we recorded approximate non-cash losses of $23.9 million and $24.4 million in the three-month and six-month periods, respectively, in our Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $2.22 on June 30, 2017 compared to the stock prices of $0.59 on March 31, 2017 and $0.54 on December 31, 2016.

Interest Expense, net (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Interest expense, net	$(549)	$(530)	$(19)	4%	$(1,042)	$(1,081)	$39	(4)%

In December 2017, we refinanced our debt facility, the terms of which included a reduction in the then interest rate from 11.9% to 9.45%, an extension in the interest-only period by no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib, and an extension in the loan maturity from December 2019 to July 2021. In June 2018, the interest rate increased from 9.45% to 9.70% due to a corresponding increase in the prime interest rate, which is a component of the overall interest rate.

We anticipate that interest expense in 2018 will continue to decrease due to the lower interest rates as a result of our debt refinancing in December 2017.

Provision for Income Taxes (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Provision for income taxes	$—	$—	$—	-%	$—	(50)	$50	(100)%

In 2017, we recorded a $50,000 tax provision for foreign withholding taxes incurred in March 2017 related to the $0.5 million reimbursement payment from CANbridge for manufacturing development activities conducted by us prior to the effective date of the collaboration and license agreement. No foreign withholding taxes were incurred in the three months and six months ended June 30, 2018.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $18.1 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(15,602)	$(12,447)
Net cash provided by (used in) investing activities	18,579	(1,034)
Net cash provided by financing activities	163	29,245
Net increase in cash and cash equivalents	$3,140	$15,764

Our operating activities used cash of $15.6 million and $12.4 million in 2018 and 2017, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $18.6 million in 2018 and used cash of $1.0 million in 2017, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $0.2 million and $29.2 million in 2018 and 2017, respectively. In 2018, we raised approximately $0.7 million from the issuance of our common stock, including approximately $0.5 million from the exercise of 0.5 million PIPE Warrants in January 2018 and approximately $0.2 million from the exercise of stock options, offset by a $0.5 million end-of-term debt payment in January 2018 in connection with the 2014 Amendment of our loan facility. In 2017, we raised approximately $29.2 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, and $8.8 million from sales of 6.5 million shares of our common stock under our FBR Sales Agreement and $5.0 million from additional borrowings under our loan agreement with Hercules in June 2017.

Settlement Warrants

On July 16, 2018, we issued and delivered 2.0 million Settlement Warrants to purchase shares of our common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to the section above, “Class Action Settlement and Settlement Warrants” for further discussion.

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

In February 2018, we entered into a sales agreement, which we refer to as the Leerink Sales Agreement, with Leerink Partners LLC, or Leerink, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through Leerink as our sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. At the time of filing this Quarterly Report on Form 10-Q, no shares of our common stock have been sold under the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of June 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

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

Pursuant to the 2017 Loan Agreement, the loan maturity date has been revised from December 2019 to July 2021. We are not required to make principal payments until February 1, 2019, at which time we will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. In June 2018, the interest rate increased from 9.45% to 9.70% due to the corresponding increase in the prime interest rate

The interest-only period could be extended by two 6-month deferrals upon the achievement of specified milestones relating to the development of tivozanib, including (i) on or prior to September 30, 2018, we have received positive data with respect to our TIVO-3 trial for the treatment of RCC for patients in the third-line setting which positive data supports the filing for a new drug application with the Food and Drug Administration, or FDA, subject to confirmation by Hercules at its reasonable discretion, and (ii)  on or prior to June 28, 2019, we have received approval from the FDA for our tivozanib product for the treatment of RCC for patients in the third-line setting, subject to confirmation by Hercules at its reasonable discretion.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of June 30, 2018 was 9.70%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2018, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $6.0 million to $9.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $45.0 million to $48.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $1.0 million to $1.2 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

During the six months ended June 30, 2018, we received approximately $2.7 million in funding, including approximately $0.5 million received in January 2018 related to the exercise of 0.5 million PIPE Warrants, the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE for aRCC in the UK that was received in March 2018 and approximately $0.2 million related to the exercise of stock options. The corresponding 30% sub-license fee due to KHK was paid in April 2018.

As of June 30, 2018, we had approximately $18.1 million in cash, cash equivalents and marketable securities, working capital of $2.8 million and an accumulated deficit of $594.7 million. Based on these available cash resources, we believe that we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

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

Pursuant to our EUSA Agreement, we are entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to KHK. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations.

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

We believe that our approximate $18.1 million in cash, cash equivalents and marketable securities at June 30, 2018 would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding PIPE

Warrants or the Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $18.1 million. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of June 30, 2018, our aggregate principal balance outstanding on our Hercules Loan Agreement was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of June 30, 2018, the interest rate was 9.70%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the Hercules Loan Agreement as of June 30, 2018, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the quarter ended March 31, 2018, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606, to facilitate our adoption on January 1, 2018. In addition, we implemented certain additional controls in connection with the ongoing accounting for our revenue arrangements under ASC 606, including controls to re-evaluate the constraint on variable consideration at each reporting period.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We recently settled a consolidated class action lawsuit, or the Class Action, In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, that had been filed in 2013 against us and certain of our former officers (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho) in the United States District Court for the District of Massachusetts, or the District Court.  The Class Action had been dismissed without prejudice in March 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, but which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and the District Court ruled in our favor and dismissed the second amended complaint with prejudice in November 2015. The lead plaintiffs appealed the District Court’s decision and also filed a motion to vacate and reconsider the District Court’s judgment. In January 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment.  In February 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, or the Class, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. In July 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated during the fall of 2017.

On December 26, 2017, the parties entered into a binding memorandum of understanding, or MOU, to settle the Class Action.  Under the terms of the MOU, we agreed to cause certain of our and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, we agreed to issue to the Class warrants, or the Settlement Warrants, for the purchase of 2.0 million shares of our common stock, which are exercisable, subject to certain conditions, from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement, or the Stipulation, which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the final approval hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses subject to an order of final approval and final judgment. Upon the conclusion of a 30-day appeal period, and the occurrence of certain specified circumstances, the settlement become effective on June 29, 2018. On July 16, 2018, we issued and delivered the Settlement Warrants.

Also in 2013, the Securities and Exchange Commission, or SEC, served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against us and three of our former officers in the U.S. District Court for the District of Massachusetts alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment pursuant to which we paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against us. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, or the Securities Act, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of our former officers consented to entry of final judgment to settle the SEC’s claims against them.  We are not a party to the litigation between the SEC and the remaining former officer, and we can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

Refer to Note 9 – “Legal Proceedings”, in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2018, we had approximately $18.1 million in cash, cash equivalents and marketable securities. Based on these available cash resources, we believe we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have incurred a net loss of $5.0 million for the six months ended June 30, 2018 and as of June 30, 2018, had an accumulated deficit of $594.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib beyond our cash runway. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $6.0 million to $9.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $45.0 million to $48.0 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $1.0 million to $1.2 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the study. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

We believe that our approximately $18.1 million in cash, cash equivalents and marketable securities at June 30, 2018 would allow us to fund our planned operations into the first quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no equity financings, no debt financings, no sales of equity under our sales agreement with Leerink, which we refer to as the Leerink Sales Agreement, and no additional sales of equity through the exercise of our outstanding PIPE Warrants or Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•

the absence of any breach, acceleration event or event of default under our loan agreement with Hercules, which we refer to as the Hercules Loan Agreement, or under any other agreements with third parties;

•	the outcome of any legal actions against us;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	our ability to continue as a going concern.

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

The success of tivozanib will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete our clinical trials of tivozanib, including the TIVO-3 trial and the TiNivo trial;
•	successful design, enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
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

•

patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to increase the needed enrollment size for the clinical trial, extend the clinical trial’s duration, or drop the patients from the final efficacy analysis for the clinical trial, which can negatively affect the statistical power of the results;

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

If the FDA or other comparable foreign regulatory agency does not accept or approve any application to market and sell any of our product candidates, such regulators may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before they will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or other foreign regulatory agency to approve our applications for marketing and commercialization.

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

Clinical trials of our product candidates will be conducted in carefully defined subsets of patients who have agreed to participate. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If, following approval of a product candidate, we, or others, discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

We do not have sales, marketing or distribution infrastructure and have limited experience as an organization in the sales, marketing, and distribution of pharmaceutical products. Our licensee EUSA has been responsible for the sales, marketing, and distribution efforts associated with the commercial launch of tivozanib in certain European countries. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities will require substantial resources, will be time consuming and, if not initiated sufficiently in advance of marketing approval, could delay any product launch. Conversely, if the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could incur substantial costs and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we plan to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products, or with different types of products in the same indications we are pursuing. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Amgen, Inc., Arqule, Inc., AstraZeneca, Bayer HealthCare AG, Bristol-Myers Squibb, Eisai Co., Ltd., Eli Lilly and Company, Exelixis, Inc., Gilead Sciences, Inc., GlaxoSmithKline plc, Helsinn and XBiotech, Incyte Corporation, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck, Merrimack Pharmaceuticals, Inc., Novartis, Pfizer Inc. and Roche Laboratories, Inc. are pursuing development in diseases we focus on or are currently developing or marketing pharmaceuticals that target VEGFR, HGF, ErbB3, GDF15, Notch 3 or other pathways on which we may focus. It is probable that the number of companies seeking to develop competing products and therapies will increase.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib in aRCC. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. The FDA approved the combination of Opdivo and Yervoy for first-line RCC patients with intermediate or poor risk prognosis in April 2018. The IMmotion151 Ph3 combination study of bevacizumab and atezolizumab vs sunitinib in first-line RCC has reported positive results for one of the co-primary endpoints (PFS) and, if approved, this combination therapy could present additional competition for tivozanib.

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

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for tivozanib, EUSA Pharma, is currently in the process of seeking reimbursement approval for tivozanib in many of the countries in which tivozanib has been approved. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties, such as CROs, to conduct clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We, in consultation with our collaborators, where applicable, design the clinical trials for our product candidates, but we rely on contract research organizations and other third parties to perform many of the functions in managing, monitoring and otherwise carrying out many of these trials. We compete with larger companies for the resources of these third parties.

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

If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain, process and analyze is compromised for any reason, including their failure to adhere to our clinical trial protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may experience delays or may fail to meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates and our reputation could be harmed.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. Other risks of our reliance on third-party manufacturers include the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified; the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current good manufacturing practices, or cGMPs. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and potential commercial manufacturing. There are a small number of suppliers of raw and starting materials that we use to manufacture our product candidates. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial or potential commercial launch due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost, quantity or timeframe necessary to develop and commercialize related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-

scale commercial manufacturing capabilities. In addition, as our drug development pipeline matures, we will have a greater need for commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, on June 29, 2018, Novartis International Pharmaceutical Ltd., or Novartis, notified us that it was terminating the license agreement for our AV-380 program, without cause, effective August 28, 2018.  During the term of the license agreement, Novartis was responsible for the costs and development of the program worldwide.  We are currently evaluating options to continue the program’s development.

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

If we or one of our strategic partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the United States Patent and Trademark Office, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

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

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we used in our AV-380 program, and from KHK for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications which we have licensed and on which our business depends or may prosecute them in a manner not in the best interests of our business. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, such as EUSA, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced. This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

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

At June 30, 2018, we had approximately $18.1 million of cash and cash equivalents consisting of cash on deposit with banks, a U. S. government money market fund and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Our stockholders should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Warrant Agreement, dated July 16, 2018 by and among AVEO Pharmaceuticals, Inc. and Computershare Inc. and Computershare Trust Company, N.A. acting jointly as Warrant Agent.	8-K	001-34655	07/16/2018	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 7, 2018	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer