Form 10-Q
period 2018-09-30
AVEO PHARMACEUTICALS INC
filed 2018-11-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 8, 2018: 125,346,598

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$20,408	$14,949
Marketable securities	—	18,576
Accounts receivable	344	402
Insurance recovery (Note 9)	—	15,000
Clinical trial retainers	284	1,027
Other prepaid expenses and other current assets	402	229
Total current assets	21,438	50,183
Other assets	4	15
Total assets	$21,442	$50,198
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,983	$2,436
Accrued clinical trial costs and contract research	7,253	8,321
Other accrued liabilities	3,190	2,458
Loans payable, net of discount	4,256	—
Deferred revenue	1,342	395
Deferred research and development reimbursements	463	901
Estimated settlement liability (Note 9)	—	17,073
Other liabilities (Note 6)	—	540
Total current liabilities	19,487	32,124
Loans payable, net of current portion and discount	14,621	18,477
Deferred revenue	3,414	1,302
Deferred research and development reimbursements	65	222
PIPE Warrant liability (Note 7)	43,157	37,746
Other liabilities (Note 6)	1,090	1,090
Total liabilities	81,834	90,961
Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at each of September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value: 250,000 shares authorized at September 30, 2018 and December 31, 2017; 121,539 and 118,325 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	121	118
Additional paid-in capital	556,314	546,092
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(616,827)	(586,969)
Total stockholders’ deficit	(60,392)	(40,763)
Total liabilities and stockholders’ deficit	$21,442	$50,198

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Collaboration and licensing revenue	$2,335	$4,614	$3,651	$7,497
Partnership royalties	132	—	275	—
	2,467	4,614	3,926	7,497
Operating expenses:
Research and development	5,160	4,666	15,451	19,503
General and administrative	2,719	2,101	8,156	6,734
Settlement costs (Note 9)	—	—	(667)	—
	7,879	6,767	22,940	26,237
Loss from operations	(5,412)	(2,153)	(19,014)	(18,740)
Other expense, net:
Interest expense, net	(579)	(655)	(1,621)	(1,736)
Change in fair value of PIPE Warrant liability	(16,172)	(23,538)	(6,512)	(47,947)
Other expense, net	(16,751)	(24,193)	(8,133)	(49,683)
Loss before provision for income taxes	(22,163)	(26,346)	(27,147)	(68,423)
Provision for income taxes	—	(51)	—	(101)
Net loss	$(22,163)	$(26,397)	$(27,147)	$(68,524)

Net loss per share - basic and diluted	$(0.18)	$(0.22)	$(0.23)	$(0.67)
Weighted average number of common shares outstanding – basic and diluted	120,138	118,006	119,311	101,754

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(22,163)	$(26,397)	$(27,147)	$(68,524)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(1)	4	4	(4)
Comprehensive loss	$(22,164)	$(26,393)	$(27,143)	$(68,528)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(27,147)	$(68,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,888	774
Non-cash interest expense	399	391
Non-cash change in fair value of PIPE Warrant liability	6,512	47,947
Non-cash charge for settlement costs (Note 9)	(667)	—
Amortization of premium and discount on investments	3	36
Changes in operating assets and liabilities:
Accounts receivable	58	(1,348)
Insurance recovery (Note 9)	15,000	—
Prepaid expenses and other current assets	570	196
Other noncurrent assets	11	787
Accounts payable	547	(245)
Accrued contract research	(1,068)	3,498
Other accrued liabilities	732	90
Settlement liability (Note 9)	(15,000)	—
Deferred revenue	348	(411)
Deferred research and development reimbursements	(595)	1,394
Net cash used in operating activities	(18,409)	(15,415)
Investing activities
Purchases of marketable securities	(6,733)	(27,793)
Proceeds from maturities and sales of marketable securities	25,312	14,950
Net cash provided by (used in) investing activities	18,579	(12,843)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,100	21,294
Proceeds from issuance of common stock to related parties	4,500	3,210
Proceeds from issuance of stock for stock-based compensation arrangements	229	12
Proceeds from issuance of loans payable	—	5,000
Payment of end-of-term loan costs (Note 6)	(540)	—
Net cash provided by financing activities	5,289	29,516
Net increase in cash and cash equivalents	5,459	1,258
Cash and cash equivalents at beginning of period	14,949	15,096
Cash and cash equivalents at end of period	$20,408	$16,354
Supplemental cash flow information
Cash paid for interest	$1,486	$1,468
Non-Cash Operating Activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$2,711	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need. The Company’s strategy is to retain North American rights to its oncology portfolio while securing partners in development and commercialization outside of North America. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma (“RCC”). On November 5, 2018, the Company announced positive topline results from the primary analysis of the Company’s phase 3 trial of tivozanib in the third- and fourth-line treatment of patients with RCC (the “TIVO-3 trial”), a randomized, controlled, multi-center, open-label study to compare tivozanib to sorafenib (Nexavar®), an approved therapy, in 351 subjects with RCC. The TIVO-3 trial met its primary endpoint for progression-free survival (“PFS”). The analysis of the secondary endpoint of overall survival (“OS”) was not mature at the time of the final PFS analysis. Based on the results of the TIVO-3 trial, together with the previously completed phase 3 trial of tivozanib in the first line treatment of RCC (the “TIVO-1 trial”), the Company plans to submit a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) within approximately six months from its announcement of topline data results of the TIVO-3 trial. The Company has outlicensed tivozanib (FOTIVDA®) for oncological indications in Europe and other territories outside of North America, and it is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company has entered into partnerships to fund the development and commercialization of AV-203 and ficlatuzumab, both clinical stage assets in oncology. The Company is currently seeking a partner to develop the AV-353 platform, a preclinical asset, worldwide for the potential treatment of pulmonary arterial hypertension (“PAH”) and oncology. In addition, a new formulation of tivozanib is being explored in ocular conditions. The Company has recently regained the rights to its AV-380 program for the potential treatment of cachexia and is considering a variety of options to advance the program’s development.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of September 30, 2018, the Company had cash, cash equivalents and marketable securities totaling approximately $20.4 million, working capital of $2.0 million and an accumulated deficit of $616.8 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of September 30, 2018, the Company had approximately $20.4 million in cash, cash equivalents and marketable securities. In the fourth quarter of 2018 to-date, the Company sold approximately 3.8 million shares of its common stock pursuant to its sales agreement with Leerink Partners LLC (the “Leerink Sales Agreement”) and received approximately $8.4 million in net proceeds. Based on these available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

•

Raise funding through the possible additional sales of the Company’s common stock, including public or private equity        financings and / or sales of the Company’s common stock under the Leerink Sales Agreement, as discussed in Note 7.

•	Partner AV-353 to secure potential additional non-dilutive funds and advance development of the AV-353 platform for the potential treatment of PAH.

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $8.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) pursuant to the Company’s license agreement with KHK (the “KHK Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KHK” for further details.

There can be no assurance that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

The Company believes that its approximate $20.4 million in cash, cash equivalents and marketable securities at September 30, 2018, along with approximately $8.4 million received in net proceeds from the sale of approximately 3.8 million shares of its common stock pursuant to the Leerink Sales Agreement in the fourth quarter of 2018 to-date, would allow it to fund its planned operations into the second quarter of 2019. This estimate assumes no receipt of additional milestone payments from its partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the Leerink Sales Agreement and no additional sales of equity through the exercise of the outstanding PIPE Warrants or the Settlement Warrants (Refer to Note 7, Common Stock – Settlement Warrants and Private Placement / PIPE Warrants regarding specific details.). Accordingly, the timing and nature of activities contemplated for the remainder of 2018, 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2018, and for the three months and nine months ended September 30, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2017 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2018.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period condensed consolidated balance sheet. Financial results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The following table summarizes the total revenues earned in the three months and nine months ended September 30, 2018 and 2017, respectively, by partner (in thousands). Refer to Note 4 Collaborations and License Agreements regarding specific details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EUSA	$467	$4,099	$1,926	$4,297
Novartis	—	15	—	1,835
CANbridge	2,000	500	2,000	1,000
Ophthotech	—	—	—	115
Other	—	—	—	250
Total	$2,467	$4,614	$3,926	$7,497

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.  As of September 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules Capital Inc. exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules Capital Inc. 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

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

The Company recorded non-cash losses of approximately $16.2 million and $6.5 million in the three months and nine months ended September 30, 2018, respectively, and non-cash losses of approximately $23.5 million and $47.9 million in the three months and nine months ended September 30, 2017, respectively, in its Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that resulted from higher stock prices as of September 30, 2018 and September 30, 2017 relative to prior periods. In the nine months ended September 30, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months and nine months ended September 30, 2018 (in thousands):

Fair value at January 1, 2018	$37,746
Increase in fair value	1,465
Reduction in warrant liability for PIPE Warrant exercises	(1,101)
Fair value at March 31, 2018	$38,110
Decrease in fair value	(11,125)
Fair value at June 30, 2018	$26,985
Increase in fair value	16,172
Fair value at September 30, 2018	$43,157

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Expected price volatility	76.25%	84.86%	85.61%	78.27%	78.56%
Expected term (in years)	5.00	3.50	3.25	3.00	2.75
Risk-free interest rates	1.22%	2.09%	2.39%	2.63%	2.88%
Stock price	$0.89	$2.79	$2.90	$2.26	$3.31
Dividend yield	—	—	—	—	—

Class Action Settlement and Settlement Warrants

In December 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with class representatives Bob Levine and William Windham (the “Plaintiffs”), regarding the settlement of a securities class action lawsuit (the “Class Action”) that had been filed in 2013 and was pending in the United States District Court for the District of Massachusetts (the “District Court”) against the Company and certain of the Company’s former officers (Tuan Ha-Ngoc, David Johnston, and William Slichenmyer, together, the “Individual Defendants”),  In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC. As previously disclosed, the Class Action was purportedly brought on behalf of stockholders who purchased the Company’s common stock between May 16, 2012 and May 1, 2013 (the “Class”).

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

In January 2018, the Company entered into a definitive stipulation of settlement agreement (the “Stipulation”).  In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”). Upon the conclusion of a 30-day appeal period, the Effective Date was deemed to be June 29, 2018. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company has no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery were eliminated on the Effective Date. The Company had agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

Refer to Note 9, “Legal Proceedings” for further discussion of the Class Action settlement.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. In addition, the fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. The Company recorded non-cash gains of approximately $0.7 million during the nine months ended September 30, 2018 in its Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants prior to their issuance that principally resulted from a lower volatility rate relative to prior periods. In July 2018, upon the issuance of the Settlement Warrants, the Company reclassified the approximate $1.4 million value of the Settlement Warrants from a liability to stockholders equity as a component of additional paid-in-capital based upon the terms of the warrant agreement and, accordingly, the approximate $1.4 million contingent liability on the Company’s balance sheet as of June 30, 2018 associated with the warrant portion of the settlement was eliminated.

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

Marketable Securities

Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company invests in high-grade corporate obligations, including commercial paper, and U.S. government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

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

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018
Cash and cash equivalents:
Cash and money market funds	$15,360	$—	$—	$15,360
Corporate debt securities	3,051	—	—	3,051
U.S. government agency securities	1,997	—	—	1,997
Total cash, cash equivalents and marketable securities	$20,408	$—	$—	$20,408

December 31, 2017:
Cash and cash equivalents:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	14,949	—	—	14,949
Marketable securities:
Corporate debt securities due within 1 year	$17,074	$1	$(5)	$17,070
U.S. government agency securities due within 1 year	1,506	—	—	1,506
Total marketable securities	$18,580	$1	$(5)	$18,576
Total cash, cash equivalents and marketable securities	$33,529	$1	$(5)	$33,525

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

As of September 30, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper, and U.S. government agency securities. During the three months and nine months ended September 30, 2018, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of September 30, 2018, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at September 30, 2018 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$15,360	$—	$—	$15,360
Corporate debt securities	—	3,051	—	3,051
U.S. government agency securities	—	1,997	—	1,997
Total cash, cash equivalents and marketable securities	$15,360	$5,048	$—	$20,408
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$43,157	$43,157

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,949	$—	$—	$14,949
Total cash and cash equivalents	$14,949	$—	$—	$14,949
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,070	$—	$17,070
U.S. government agency securities due within 1 year	—	1,506	—	1,506
Total marketable securities	$—	$18,576	$—	$18,576
Total cash, cash equivalents and marketable securities	$14,949	$18,576	$—	$33,525
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$37,746	$37,746
Settlement Warrant liability	—	—	2,073	2,073
Total warrant liabilities	$—	$—	$39,819	$39,819

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants and the Settlement Warrants, as determined using the treasury stock method. However, for the three months and nine months ended September 30, 2018 and 2017, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of the PIPE Warrants, Settlement Warrants and other common equivalent stock options, would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Outstanding at September 30,
	2018	2017
Options outstanding	9,878	6,970
PIPE Warrants outstanding	16,865	17,383
Settlement Warrants outstanding	2,000	—
Total	28,743	24,353

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

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. The Company has also granted awards that vest upon the achievement of market conditions. Per ASC 718, Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. The Company estimates the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the three months and nine months ended September 30, 2018 and 2017, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$199	$69	$580	$192
General and administrative	485	222	1,308	582
Total	$684	$291	$1,888	$774

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2018, the Company is forecasting a net loss for the year ended December 31, 2018 and an effective tax rate of 0%. The Company maintains a full valuation allowance on all deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.  In accordance with SAB 118, the Company determined a provisional amount for the impact on its prior year deferred tax assets and valuation allowance in its prior year financial statements. The Company’s accounting treatment is expected to be completed in the fourth quarter of 2018, within the one-year period from the enactment of the Tax Cuts and Jobs Act.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2018, the Company has no net assets located outside of the United States.

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. The Company conducted an analysis with respect to its active revenue arrangements, which at the time included those with EUSA, CANbridge Life Sciences Ltd. (“CANbridge”) and Novartis International Pharmaceutical Ltd. (“Novartis”).

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

There was no impact from adopting ASC 606 to the Company’s revenue arrangements with CANbridge and Novartis as (i) the Company did not have any unsatisfied performance obligations under the Company’s collaboration and license agreement with CANbridge (the “CANbridge Agreement”) and the Company’s license agreement with Novartis (the “Novartis Agreement”) upon the adoption of ASC 606 and (ii) the transaction price under ASC 606 as of the transition date was the same as the arrangement consideration under ASC Topic 605.

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

The following tables summarize the impact of the adoption of ASC 606 to the Company’s condensed consolidated financial statements at September 30, 2018 and for the three months and nine months ended September 30, 2018 as follows (in thousands, except per share figures):

	Impact of ASC 606 Adoption on Condensed Consolidated Balance Sheet as of September 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,342	$947	$395
Deferred revenue, net of current portion	$3,414	$2,408	$1,006
Accumulated deficit	$(616,827)	$(3,355)	$(613,472)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Collaboration and licensing revenue	$2,335	$237	$2,098	$3,651	$(645)	$4,296
Total revenues	$2,467	$237	$2,230	$3,926	$(645)	$4,571
Loss before provision for income taxes	$(22,163)	$237	$(22,400)	$(27,147)	$(645)	$(26,502)
Net loss	$(22,163)	$237	$(22,400)	$(27,147)	$(645)	$(26,502)
Net loss per share - basic and diluted	$(0.18)	$—	$(0.18)	$(0.23)	$(0.01)	$(0.22)

	Impact of ASC 606 Adoption on Condensed Consolidated Statement of Cash Flows as of September 30, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Net loss	$(27,147)	$(645)	$(26,502)
Changes in deferred revenue	$348	$645	$(297)

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

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvement to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“2018-11”). ASU 2018-10 made technical corrections to the new leases standard, clarifying certain inconsistencies in the guidance. ASU 2018-11 provides entities with a new transition method that allows them to use the effective date of the new leases standard as the date of initial application on transition. ASU 2016-02, as modified by ASU 2018-10 and ASU No. 2018-11 will be effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes from this ASU.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an initial new drug (“IND”) application with the China National Drug Administration (“CNDA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the CNDA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

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

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture and commercialization of AV-203 in the CANbridge Licensed Territory, including the clinical development of AV-203 through phase 2 proof-of-concept in ESCC, after which the Company may elect to contribute to certain worldwide development efforts.

A percentage of any milestone and royalty payments received by the Company pursuant to the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone the Company earned in August 2018 for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

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

In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue in the three months ended September 30, 2018, as the Company did not have any ongoing performance obligations under the CANbridge Agreement.

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

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC.  In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial. As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”), and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. In February 2018, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment that was received in March 2018. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified European Union (“EU”) countries (“EU5”), marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the United Kingdom in first-line RCC was subject to the 30% KHK sublicense fee, or $0.6 million, which was paid in April 2018.

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

The Company evaluated the promised goods and services at the inception of the EUSA Agreement under ASC 606. Based on this evaluation, the Company determined that $6.5 million in research and development payments by EUSA, including the $2.5 million upfront consideration received upon the execution of the EUSA Agreement in December 2015 and the $4.0 million payment upon the receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC in August 2017, constituted the amount of the consideration that was included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed this amount to the Company’s single performance obligation. None of the remaining regulatory-related milestones have been included in the transaction price as these milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to EUSA and therefore are recognized at the later of when the performance obligation is satisfied (or partially satisfied) or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Previously, under ASC 605, the Company recognized regulatory milestones when they were achieved. The $4.0 million research and development reimbursement payment upon marketing approval by the EMA in RCC in August 2017 was recognized as revenue in the third quarter of 2017 in accordance with ASC 605-28, Revenue Recognition—Milestone Method, as the underlying milestone was considered to be substantive and, accordingly, did represent a change under ASC 606. The impact of the adoption of ASC 606 on January 1, 2018 resulted in increases of approximately $2.7 million in each of deferred revenue and the accumulated deficit. This amount represents the $4.0 million gross amount of the research and development reimbursement payment for marketing approval by the EMA in RCC, less the approximate $1.3 million that otherwise would have been recognized as collaboration and licensing revenue related to the cumulative catch-up for the period from contract execution in December 2015 through December 31, 2017, just prior to the adoption of ASC 606.

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the United Kingdom following the reimbursement approval by the NICE in February 2018. In addition, EUSA has launched FOTIVDA in several non-EU5 European countries and is working toward launching FOTIVDA in additional European territories. The Company recognized approximately $132,000 and $275,000 in revenue for sales royalties in the three months and nine months ended September 30, 2018, respectively.

In the first quarter of 2018, the Company increased the transaction price to $8.5 million to include the $2.0 million milestone for reimbursement approval from the NICE in the United Kingdom in first-line RCC that was achieved in February 2018. Accordingly, the Company recognized approximately $0.7 million in collaboration and licensing revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2018, with the approximate $1.3 million balance classified as deferred revenue that is being recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022. The Company recognized approximately $0.5 million and $4.1 million, respectively, in total revenues under the EUSA Agreement in the three months ended September 30, 2018 and 2017, respectively, and approximately $1.9 million and $4.3 million in the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $4.8 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.3 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months and nine months ended September 30, 2018 (in thousands):

		Three Months Ended September 30,	Nine Months Ended September 30,
Revenue Type	Date Achieved	2018	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$296
R&D payment - EMA approval in RCC	August 2017	158	474

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	February 2018	79	881
		$335	$1,651
Partnership Royalties		132	275
Total		$467	$1,926

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the nine months ended September 30, 2018 (in thousands):

Contract Assets				Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance September 30, 2018
Accounts Receivable				$18	$2,275	$(2,161)	132

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance September 30, 2018
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,697	$—	$(296)	$1,401
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,711	—	(474)	2,237

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	—	1,316	(198)	1,118
Total	$8,500			$4,408	$1,316	$(968)	$4,756

Opt-In to the TiNivo Trial

In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As previously described, the Company accounts for each opt-in as a separate arrangement. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in the EUSA Licensed Territories. Upon the exercise of its opt-in right, EUSA became responsible for funding 50% of the total estimated costs of the TiNivo trial, up to $2.0 million. The Company is accounting for the joint development activities relative to the TiNivo trial as a joint risk-sharing collaboration in accordance with ASC 808 because EUSA is an active participant in the ongoing TiNivo trial and is exposed to significant risk and rewards in connection with the activity. Payments from EUSA with respect to its share of TiNivo trial development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship. The Company recognized reductions in research and development expenses of approximately $0.1 million and $0.6 million in the three months ended September 30, 2018 and 2017, respectively, and approximately $0.6 million  in each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had recognized approximately $1.5 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-

to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.5 million in prepaid cost sharing was classified as deferred research and development reimbursements as of September 30, 2018 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into the Novartis Agreement under which the Company granted to Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. The Company also granted Novartis an option to purchase the Company’s then-existing supply of AV-380 biological drug substance at an undiscounted price. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of AV-380 and any resulting approved therapeutic products.

On June 29, 2018, Novartis notified the Company that it would be terminating the Novartis Agreement without cause effective on August 28, 2018. Novartis’ termination triggered the termination of all licenses and other rights granted by the Company to Novartis with regard to the AV-380 program, and the grant by Novartis to the Company of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring to the Company all preclinical, technical, manufacturing and other data developed by Novartis. The Company and Novartis are in discussions regarding other terms of the transfer of the AV-380 program back to the Company.

In connection with entry into the Novartis Agreement, Novartis made a non-refundable upfront payment to the Company of $15.0 million in September 2015. In December 2015, Novartis exercised an option to acquire the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company approximately $3.5 million for such existing inventory. In February 2017, Novartis agreed to pay the Company $1.8 million out of its future payment obligations, if any, to the Company under the Novartis Agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in March 2017. Under the Novartis Agreement, the Company had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. None of the milestones set forth in the Novartis Agreement had been achieved prior to the termination of the Novartis Agreement.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million and $26 thousand during the three months ended September 30, 2018 and 2017, respectively, and by approximately $0.3 million and $0.2 million in the nine months ended September 30, 2018 and 2017, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of September 30, 2018.

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

The Company accounts for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan, including the costs of completing certain tivozanib clinical development activities described in the preceding paragraph, were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.1 million at September 30, 2018.

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

In March 2014, the Company and Biogen amended the exclusive option and license agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge, which satisfied its obligation to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The $2.0 million development and regulatory milestone the Company earned in August 2018 in connection with CANbridge’s regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018. Refer to “—CANbridge” within this Note 4 for a further description of that arrangement.

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

The Company has upfront, milestone and royalty payment obligations to KHK under the KHK Agreement. Upon entering into the KHK Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK when the Company files its anticipated NDA with the FDA following the receipt of positive TIVO-3 topline data. If the Company obtains approval for tivozanib in the United States., the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK Agreement relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the approval from the European Commission of tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone the Company earned in February 2018 upon EUSA’s reimbursement approval from the NICE in the United Kingdom in first-line RCC was subject to the 30% KHK sublicense fee, or $0.6 million, which was paid in April 2018.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Professional fees	$944	$844
Compensation and benefits	1,153	1,325
Other	1,093	289
Total	$3,190	$2,458

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

The loan maturity date has been revised from December 2019 to July 2021. The Company is not required to make principal payments until February 1, 2019, at which time the Company will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The interest rate increased from 9.45% to 9.70% and from 9.70% to 9.95% in June 2018 and September 2018, respectively, due to the corresponding increases in the prime interest rates. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The interest-only period could be extended by two 6-month deferrals upon the achievement of specified milestones relating to the development of tivozanib, including (i) on or prior to September 30, 2018, the Company has received positive data with respect to its TIVO-3 trial for the treatment of RCC for patients in the third-line setting which positive data supports the filing of an NDA with the FDA, subject to confirmation by Hercules at its reasonable discretion, and (ii)  on or prior to June 28, 2019, the Company has received approval from the FDA for its tivozanib product for the treatment of RCC for patients in the third-line setting, subject to confirmation by Hercules at its reasonable discretion.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.1 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively.

The Company must make interest payments on the loan balance each month it remains outstanding. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0% (9.95% as of September 30, 2018).

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of September 30, 2018, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of September 30, 2018 are as follows (amounts in thousands):

Year Ending December 31:
2018 (remaining 3 months)	$491
2019	8,755
2020	9,041
2021	6,104
24,391
Less amount representing interest	(3,301)
Less unamortized discount	(1,123)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(4,256)
Loans payable, net of current portion and discount	$14,621

(7) Common Stock

Settlement Warrants

On July 16, 2018, the Company issued and delivered 2.0 million Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to Note 3, “Significant Accounting Policies - Class Action Settlement and Settlement Warrants” for further discussion.

Sales Agreement with Leerink Capital Partners LLC

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through Leerink as its sales agent, with any sales of common stock through Leerink Capital Partners LLC (“Leerink”) being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. No shares of the Company’s common stock were sold under the Leerink Sales Agreement as of September 30, 2018.

In the fourth quarter of 2018 to-date, the Company sold 3,781,389 shares pursuant to the Leerink Sales Agreement, resulting in net proceeds of approximately $8.4 million, net of commissions.

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

Public Offering – August 2018

On August 21, 2018, the Company closed an underwritten public offering of 2,500,000 shares of its common stock at the public offering price of $2.26 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased 2,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Public Offering – March 2017

On March 31, 2017, the Company closed an underwritten public offering of 34,500,000 shares of its common stock, including the exercise in full by the underwriter of its option to purchase 4,500,000 shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of the Company’s executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates purchased 6,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of September 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 518,134 shares of its common stock and received approximately $0.5 million in cash proceeds.

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

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of September 30, 2018, there were 1,019,906 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	7,537,958	$2.00
Granted	2,635,115	3.04
Exercised	(190,921)	1.16
Forfeited	(104,308)	6.38
Outstanding at September 30, 2018	9,877,844	$2.25	7.55	$14,405,000
Exercisable at September 30, 2018	4,845,673	$2.26	6.40	$9,044,000

Stock options to purchase 488,626 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at September 30, 2018.

The aggregate intrinsic value is based upon the Company’s closing stock price of $3.31 on September 28, 2018, the last trading day of the quarter.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. The Company did not grant any stock options in the three months ended September 30, 2018.

	Three Months Ended September 30,
	2018	2017
Volatility factor	—	79.03%
Expected term (in years)	—	6.25
Risk-free interest rates	—	2.06%
Dividend yield	—	—

Nine Months Ended September 30,
	2018	2017
Volatility factor	80.18% - 83.40%	71.82% - 79.03%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	2.64% - 2.85%	1.84% - 2.10%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

The Company calculates volatility using its historical stock price data. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $2.15 and $0.63, respectively.

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

As of September 30, 2018, there was $6.4 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years.

(9) Legal Proceedings

In June 2018, the Company settled a consolidated class action lawsuit (the “Class Action”), In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, that had been filed in 2013 against the Company and certain of its former officers (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho) in the United States District Court for the District of Massachusetts (the “District Court”).  The Class Action had been dismissed without prejudice in March 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, but which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and the District Court ruled in the Company’s favor and dismissed the second amended complaint with prejudice in November 2015. The lead plaintiffs appealed the District Court’s decision and also filed a motion to vacate and reconsider the District Court’s judgment. In January 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment.  In February 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013 (the “Class”) alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. In July 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated during the fall of 2017.

On December 26, 2017, the parties entered into a binding memorandum of understanding (the “MOU”) to settle the Class Action.  Under the terms of the MOU, the Company agreed to cause certain of the Company’s and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, the Company agreed to issue to the Class the Settlement Warrants, for the purchase of 2.0 million shares of the Company’s common stock, which, subject to certain conditions, are exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the Final Approval Hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses, subject to the Final Judgment. Upon the conclusion of a standard 30-day appeal period, the Effective Date was deemed to be June 29, 2018. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

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

In 2013, the SEC also served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. On September 15, 2017 and October 31, 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

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

Overview

We are a biopharmaceutical company dedicated to advancing a broad portfolio of targeted medicines for oncology and other areas of unmet medical need.  Our strategy is to retain North American rights to our oncology portfolio while securing partners in development and commercialization outside of North America. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. On November 5, 2018, we announced positive topline results from the primary analysis of the Company’s phase 3 trial of tivozanib in the third- and fourth-line treatment of patients with RCC, which we refer to as the TIVO-3 trial, a randomized, controlled, multi-center, open-label study to compare tivozanib to sorafenib (Nexavar®), an approved therapy, in 351 subjects with RCC. The TIVO-3 trial met its primary endpoint for progression-free survival, or PFS. The analysis of the secondary endpoint of overall survival, or OS, was not mature at the time of the final PFS analysis. Based on the results of the TIVO-3 trial, together with the previously completed phase 3 trial of tivozanib in the first line treatment of RCC, which we refer to as the TIVO-1 trial, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, within approximately six months from our announcement of topline data results of the TIVO-3 trial.  We have outlicensed tivozanib (FOTIVDA®) for oncological indications in Europe and other territories outside of North America, and it is approved in the European Union, as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We have entered into partnerships to fund the development and commercialization of AV-203 and ficlatuzumab, both clinical stage assets in oncology.  We are currently seeking a partner to develop our preclinical AV-353 platform in pulmonary arterial hypertension and oncology. In addition, a new formulation of tivozanib is being explored in ocular conditions. We have recently regained the rights to our AV-380 program for the potential treatment of cachexia and are considering a variety of options to advance the program’s development.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of September 30, 2018, we had approximately $20.4 million in cash, cash equivalents and marketable securities. In the fourth quarter of 2018 to-date, we sold approximately 3.8 million shares of our common stock pursuant to our sales agreement with Leerink Partners LLC, or the Leerink Sales Agreement, and received approximately $8.4 million in net proceeds. Based on these available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. Moreover, we may not be able receive milestone payments or complete financings or enter into such arrangements on acceptable terms, if at all. For more information, refer to “—Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in age-related macular degeneration. We have exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KHK. We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic ocular conditions, to which we have retained development rights in all of our licensed territories.

Clinical and Regulatory Development in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted the TIVO-1 trial, a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with sorafenib, an approved therapy, for the first-line treatment of RCC. The trial met its primary endpoint for PFS with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in OS with a final median OS for the tivozanib treatment arm of 28.2 months and a final median OS for the sorafenib arm of 30.8 months (hazard ratio (HR) =1.245, p=0.105). We believe that an imbalance in subsequent therapy combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib.

In 2012, we submitted an NDA to the FDA seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib treatment arm in the TIVO-1 first-line RCC trial. We presented the results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting. In March 2018, long-term follow-up results from Study 902 were published in the European Journal of Cancer under the title “Efficacy of Tivozanib Treatment after Sorafenib in Patients with Advanced Renal Cell Carcinoma: Crossover of a Phase 3 Study,” reporting a median PFS of 11.0 month, a median OS of 21.6 months and an 18% ORR, further supporting the rationale for our current phase 3 TIVO-3 trial discussed below.

First-Line Approval in Europe: In February 2016 EUSA submitted an application for the use of tivozanib as a first-line treatment for RCC to the European Medicines Agency, or EMA, based on the data from our TIVO-1 clinical trial, as supported by data from the TIVO-1 extension trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission approved tivozanib in all 28 countries of the European Union, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

EUSA has commercially launched FOTIVDA in the United Kingdom, Germany, Austria, the Netherlands and Sweden. In November 2017, EUSA initiated product sales in Germany. In February 2018, EUSA commercially launched FOTIVDA in the United Kingdom upon receiving reimbursement approval from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, for the first-line treatment of adult patients with RCC. In April 2018, FOTIVDA sales were also initiated in Austria. In July 2018, FOTIVDA received reimbursement approval in Scotland for the first-line treatment of adult patients with RCC. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in additional European countries.

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in the TIVO-3 trial, a phase 3 trial of tivozanib in the third- and fourth-line treatment of patients with RCC. The TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. TIVO-3 together with the previously completed TIVO-1 trial of tivozanib in the first line treatment of RCC, is designed to support a regulatory submission of tivozanib in the U.S. as a treatment for RCC in multiple lines of therapy. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, patients who progress in one therapy are not offered the opportunity to cross over to the other therapy.

The TIVO-3 trial enrolled a total of 351 patients.  In October 2017, TIVO-3 successfully passed a pre-planned interim futility analysis. Based on the results of the futility analysis, which were reviewed by an independent statistician, the trial continued as planned without modification.  The trial has also passed three semi-annual safety data assessments.

On November 5, 2018, we announced positive topline results from the primary analysis of the TIVO-3 trial. The trial met its primary endpoint for PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 26% reduction in risk of progression or death compared to sorafenib (HR=0.74, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment, and PFS for tivozanib was longer than for sorafenib both in patients who received prior checkpoint inhibitor therapy and those who did not. The analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis, with only 46% of potential OS events having been reported. At the time of the preliminary OS analysis, no statistically significant difference in OS was observed (HR=1.06, p=0.69). The final OS analysis per protocol is planned for August 2019, two years following the date the last patient enrolled in the trial.   In addition, we plan to present the totality of the data at medical meetings in 2019, and to the extent there is any meaningful change in OS at the time of such meetings, we would present those updated data. The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Tivozanib was generally well-tolerated, with Grade 3 or higher adverse events consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition.

Based on the results of the TIVO-3 trial, together with the previously completed TIVO-1 trial, we plan to submit an NDA to the FDA within approximately six months from our announcement of topline data results of the TIVO-3 trial.

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In recent clinical trials, VEGFR TKI and immune checkpoint (PD-1) inhibitor combinations have shown promising efficacy in treating RCC. However, several combinations of non-specific VEGFR TKIs with anti-PD-1 antibodies have encountered toxicity levels that we believe have challenged or prohibited such VEGFR TKIs from safely combining with PD-1 inhibitors for RCC treatment, or required them to combine at reduced doses, which can potentially reduce efficacy. In our clinical trials, tivozanib has demonstrated lower rates of key potential overlapping toxicities with PD-1 inhibitors. Based on this data, we believe that tivozanib’s tolerability profile may allow tivozanib to combine with PD-1 inhibitors with improved tolerability relative to other TKI plus PD-1 combinations reported to date.

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

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented preliminary results from the phase 2 portion of the TiNivo trial at the 2018 ASCO Genitourinary Cancers Symposium.  On October 22, 2018, we presented updated interim results from all 25 patients treated at full dose at the ESMO 2018 Congress.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 60% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in all 25 patients, who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab. Of these patients, 13 (52%) had received at least one prior systemic therapy, including 2 (8%) that had received prior PD-1 therapy, and 12 (48%) were treatment naïve. An ORR was observed in 14 patients (56%) (complete response plus partial response), including 1 patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). The 2 patients (8%) who received prior PD-1 therapy both achieved a partial response. At the time of data collection, 13 patients (52%) remained on study and 18 patients (72%) had tumor shrinkage of at least 25%, with a majority of patients having disease control for at least 48 weeks.

We are planning further development of tivozanib as a combination therapy with immune checkpoint inhibitors.

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

Development in HNSCC.  We and Biodesix funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in squamous cell carcinoma of the head and neck, or HNSCC.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial in ERBITUX® (cetuximab) refractory patients to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is expected to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with cytarabine in acute myeloid leukemia, or AML. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. The phase 2 portion is ongoing and expected to enroll ten additional patients.

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. Preclinical findings demonstrated a beneficial effect of the drug combination of ficlatuzumab and gemcitabine compared to either drug alone in an in-vivo model of PDAC. The goal of the trial is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, is expected to enroll approximately 30 patients.

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

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma, or ESCC.  Following proof-of-concept, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an initial new drug application, or IND, in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, the China National Drug Administration, or CNDA, approved this IND application. CANbridge has advised us that it expects that AV-203 will reenter the clinic in 2019.

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

In August 2015, we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. On June 29, 2018, Novartis notified us that it would be terminating our collaboration without cause.  Effective August 28, 2018, we regained the rights to AV-380 and are considering a variety of options to advance the program’s development.

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

Strategic Partnerships

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America. In addition, CANbridge has a right of first negotiation if we determine to outlicense any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement. CANbridge has responsibility for all activities and costs associated with the development, manufacture and commercialization of AV-203 in its territories. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain and Germany. Under the CANbridge Agreement, CANbridge is required to conduct and fund the clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma, or ESCC, after which we may elect to contribute to certain worldwide development efforts.

In December 2017, CANbridge filed an IND application with the CNDA for a clinical study of AV-203 in ESCC. CANbridge’s IND application was accepted by the CNDA in August 2018. CANbridge has advised us that it plans to initiate a phase 1b/extension trial in ESCC in 2019.

Upon entry into the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In August 2018, CANbridge obtained regulatory approval of their IND application from the CNDA for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

Pursuant to the CANbridge Agreement, we are eligible to receive up to $40.0 million in potential additional development and regulatory milestone payments and up to $90.0 million in potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country or ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us under the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone we earned in August 2018 for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

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

EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the EUSA Agreement in 2015, and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the European Union, as mutually agreed by the parties. In February 2018, EUSA obtained reimbursement approval from the NICE in the United Kingdom for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment that was received from EUSA in March 2018. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the United Kingdom following the reimbursement approval by the NICE in February 2018. In addition, EUSA has launched FOTIVDA in several non-EU5 European countries and is working toward launching FOTIVDA in additional European territories. We recognized approximately $132,000 and $275,000 in revenue for sales royalties in the three months and nine months ended September 30, 2018, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including any reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom was subject to the 30% KHK sublicense fee, or $0.6 million, which was paid in April 2018.

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

On June 29, 2018, Novartis notified us that it would be terminating our collaboration without cause. Effective August 28, 2018 we regained the rights to AV-380. We had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. We have not included any of the potential milestone or other potential payments to us under the Novartis Agreement in our cash forecasts. Accordingly, termination of the Novartis Agreement will not impact our cash guidance.

Novartis’ termination without cause triggered the termination of all licenses and other rights granted by us to Novartis with regard to the AV-380 program, and the grant by Novartis to us of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring to us all preclinical, technical, manufacturing and other data developed by Novartis. We and Novartis are in discussions regarding other terms of the return of the AV-380 program.

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

The $2.0 million development and regulatory milestone we earned in August 2018 in connection with CANbridge’s regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

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

We have upfront, milestone and royalty payment obligations payable to KHK under our KHK Agreement. Upon entering into the KHK Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation. Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial and would not owe a milestone payment to KHK when we file our anticipated NDA with the FDA following the receipt of positive TIVO-3 topline data. If we obtain approval for tivozanib in the U.S., we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the approval from the European Commission of tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone we earned in February 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom as a first-line treatment for RCC was subject to the 30% KHK sublicense fee, or $0.6 million, which was paid in April 2018.

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

Financial Overview

We do not have a history of being profitable and, as of September 30, 2018, we had an accumulated deficit of $616.8 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Operating Capital Requirements and Going Concern” sections for a further discussion of our funding requirements.

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

Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. To date, these sales royalties are the only revenue we have generated from product sales.

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

Research and Development Expenses

Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as they are incurred. These expenses consist primarily of:

•	employee-related expenses, including salaries, bonuses, benefits and stock-based compensation expense;
•	external development-related expenses, including clinical trials conducted by contract research organizations and investigative sites, preclinical studies and consultants;
•	the cost of acquiring and manufacturing drug development related materials and related distribution;
•	costs associated with outsourced development activities, including regulatory and medical affairs;
•	sublicense fees for, and milestone payments related to, in-licensed products and technology; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and depreciation of fixed assets.

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix, and Astellas for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses will continue to decrease during the remainder of 2018 as we seek to complete the TIVO-3 and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake following the positive topline results from the primary analysis of the TIVO-3 trial that we announced on November 5, 2018, subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will remain at current levels during the remainder of 2018, excluding pre-commercialization activities that we may undertake following the positive topline results from the primary analysis of the TIVO-3 trial that we announced on November 5, 2018, subject to the availability of sufficient financial resources.

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

As of September 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc., or Hercules, 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded non-cash losses of approximately $16.2 million and $6.5 million in the three months and nine months ended September 30, 2018, respectively, and non-cash losses of approximately $23.5 million and $47.9 million in the three months and nine months ended September 30, 2017, respectively, in our Statement of Operations attributable to the increases in the fair value of the warrant liability that resulted from higher stock prices as of September 30, 2018 and September 30, 2017, relative to prior periods. In the nine months ended September 30, 2018, we recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Expected price volatility	76.25%	84.86%	85.61%	78.27%	78.56%
Expected term (in years)	5.00	3.50	3.25	3.00	2.75
Risk-free interest rates	1.22%	2.09%	2.39%	2.63%	2.88%
Stock price	$0.89	$2.79	$2.90	$2.26	$3.31
Dividend yield	—	—	—	—	—

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

The settlement became effective on June 29, 2018, or the Effective Date, which was the date on which all of the following conditions had been met: (a) a Final Judgment containing the requisite release of claims had been entered by the District Court; (b) no appeal was pending with respect to the Final Judgment; (c) the Final Judgment had not been reversed, modified, vacated or amended; (d) the time to file any appeal from the Final Judgment had expired without the filing of an appeal or an order dismissing the appeal or affirming the Final Judgment had been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) had expired; and (e) the MOU and any settlement agreement with respect to the claims released in the Final Judgment had not expired or been terminated. Pursuant to the Final Judgment, all claims against us were released upon the Effective Date. In addition, pursuant to the Stipulation, we have no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery were eliminated on the Effective Date. We had agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date. On July 16, 2018, we issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. In addition, the fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. We recorded non-cash gains of approximately $0.7 million in the nine months ended September 30, 2018 in our Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants prior to their issuance that principally resulted from a lower volatility rate relative to prior periods. In July 2018, upon the issuance of the Settlement Warrants, we reclassified the approximate $1.4 million value of the Settlement Warrants from a liability to stockholders equity as a component of additional paid-in capital based upon the terms of the warrant agreement and, accordingly, the approximate $1.4 million contingent liability on our balance sheet as of June 30, 2018 associated with the warrant portion of the settlement was eliminated.

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

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2018, we are forecasting a net loss for the year ended December 31, 2018 and an effective tax-rate of 0%, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter. On December 22, 2017, President Trump signed into law legislation commonly known as the Tax Cuts and Jobs Act, or the Act. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

On December 22, 2017, the U.S. Securities and Exchange Commission, or SEC, issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Our accounting treatment is expected to be completed in the fourth quarter of 2018 which is within the one-year period from the enactment date of the Act.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurement of the PIPE Warrant liability, estimated settlement liabilities and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 13, 2018, except as set forth below:

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2018 and 2017

Revenues (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
EUSA	$467	$4,099	$(3,632)	(89)%	$1,926	$4,297	$(2,371)	(55)%
Novartis	—	15	(15)	(100)%	—	1,835	(1,835)	(100)%
CANbridge	2,000	500	1,500	300%	2,000	1,000	1,000	100%
Ophthotech	—	—	—	-%	—	115	(115)	(100)%
Other	—	—	—	-%	—	250	(250)	(100)%
Total	$2,467	$4,614	$(2,147)	(47)%	$3,926	$7,497	$(3,571)	(48)%

In 2018 as compared to 2017, revenue decreased under our partnership with EUSA by $3.6 million and $2.4 million in the three-month and nine-month periods, respectively, related to the European market approval of tivozanib. In August 2017, the European Commission approved tivozanib in first-line RCC in all 28 countries of the European Union, Norway and Iceland. Tivozanib, which triggered a $4.0 million research and development payment to us by EUSA, and is sold under the brand name FOTIVDA. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has commercially launched FOTIVDA in Germany, the United Kingdom and Austria. We earned sales royalties of $132,000 and $275,000 in the three months and nine months ended September 30, 2018, respectively.

Previously, under ASC 605, we recognized regulatory milestones when they were achieved. The $4.0 million research and development reimbursement payment upon marketing approval by the European Commission in RCC in August 2017 was recognized as revenue in the third quarter of 2017 in accordance with ASC 605-28, Revenue Recognition—Milestone Method. The impact of the adoption of ASC 606 on January 1, 2018 resulted in increases of approximately $2.7 million in each of deferred revenue and the accumulated deficit. This amount represents the $4.0 million gross amount of the research and development reimbursement payment for marketing approval by the European Commission in RCC, less the approximate $1.3 million that otherwise would have been recognized as collaboration and licensing revenue related to the cumulative catch-up for the period from contract execution in December 2015 through December 31, 2017, just prior to the adoption of ASC 606.

In February 2018, EUSA obtained reimbursement approval for tivozanib (FOTIVDA) from the NICE in the United Kingdom in first-line RCC and, accordingly, we earned a $2.0 million milestone payment from EUSA. In accordance with ASC 606, we recognized approximately $0.7 million of this milestone payment in revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2018, with the approximate $1.3 million balance classified as deferred revenue that is being recognized as revenue over the remainder of our performance period through April 2022.

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, regarding the specific application of ASC 606 to our EUSA Agreement. Refer to Note 3 “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Form 10-Q, for a comparison of revenue recognized during the three months and nine months ended September 30, 2018 under ASC 606 compared to the revenue that would have been recognized in that period had we continued to apply the provisions of ASC 605.

In 2018 as compared to 2017, revenue increased by $1.5 million and $1.0 million in the three-month and nine-month periods, respectively, under our partnership with CANbridge. In August 2018, CANbridge obtained regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment. Also, CANbridge agreed to reimburse us $1.0 million for certain manufacturing costs and expenses incurred by us prior to the effective date of the CANbridge agreement with respect to AV-203. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017. The timing and amount of revenue recognition for the payments received from CANbridge are the same under ASC 605 and ASC 606.

In 2018 as compared to 2017, revenue decreased by $1.8 million in the nine-month period under our former partnership with Novartis. In February 2017, Novartis paid $1.8 million out of its future payment obligations to us under the license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Tivozanib	$3,962	$4,351	$(389)	(9)%	$13,324	$16,465	$(3,141)	(19)%
AV-380 Program in Cachexia	15	15	—	-%	72	1,835	(1,763)	(96)%
AV-203	667	—	667	100%	670	—	670	100%
Ficlatuzumab	133	43	90	209%	369	530	(161)	(30)%
Overhead	383	257	126	49%	1,016	673	343	51%
Total research and development expenses	$5,160	$4,666	$494	11%	$15,451	$19,503	$(4,052)	(21)%

In 2018 as compared to 2017, research and development expenses increased in the three-month period by $0.5 million, principally due to a $0.7 million sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned under the CANbridge Agreement for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC. This increase was offset by a $0.4 million net decrease in tivozanib expenses that resulted from $1.2 million in decreases related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017, offset by a $0.9 million increase for expenses related to the preparation of an NDA submission in anticipation of the results of the TIVO-3 topline data analysis. We initiated the TIVO-3 trial in May 2016 and completed enrollment in August 2017. In 2018 as compared to 2017, the majority of the patients are off treatment in the TIVO-3 trial compared to the trial being in active enrollment in the same period in 2017. We initiated the TiNivo trial in March 2017 and completed enrollment in December 2017.

In 2018 as compared to 2017, research and development expenses decreased in the nine-month period by $4.1 million, principally due to decreases of $3.1 million in net tivozanib expenses and $1.8 million in AV-380 for a time-based milestone obligation due to St. Vincent’s in the first quarter of 2017 that was not incurred in the same period in 2018, partially offset by the $0.7 million sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned under the CANbridge Agreement for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC.

The $3.1 million net decrease in tivozanib expenses principally included a $5.7 million net decrease in expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017, partially offset by increases of $1.3 million for expenses related to the preparation of an NDA submission and $1.0 million for pre-commercial drug manufacturing, each in anticipation of the TIVO-3 topline data analysis, as well as a $0.6 million sublicense fee due to KHK in connection with the $2.0 million milestone we earned under our EUSA Agreement in February 2018 for reimbursement approval from the NICE in the United Kingdom in first-line RCC.

We anticipate that research and development expenses will continue to decrease during the remainder of 2018 as we seek to complete the TIVO-3 and TiNivo trials. This estimate excludes possible additional Company-sponsored clinical trials and any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake following the positive topline results from the primary analysis of the TIVO-3 trial that we announced on November 5, 2018, subject to the availability of sufficient financial resources.

General and Administrative Expenses (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$2,719	$2,101	$618	29%	8,156	6,734	$1,422	21%

In 2018 as compared to 2017, general and administrative expenses increased in the three-month period by $0.6 million, principally due to increases of $0.2 million in professional fees, $0.1 million in compensation and benefits, and $0.3 million in non-cash stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

In 2018 as compared to 2017, general and administrative expenses increased in the nine-month period by $1.4 million, principally due to increases of $0.3 million in professional fees, $0.3 million in compensation and benefits, and $0.7 million in non-cash stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

We anticipate that general and administrative expenses will remain at current levels during the remainder of 2018, excluding pre-commercialization activities that we may undertake following the positive topline results from the primary analysis of the TIVO-3 trial that we announced on November 5, 2018, subject to the availability of sufficient financial resources.

Settlement Costs (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Settlement costs	$—	$—	$—	-%	$(667)	$—	$(667)	100%

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

In July 2018, upon the issuance of the Settlement Warrants, we reclassified the approximate $1.4 million value of the Settlement Warrants from a liability to stockholders equity as a component of additional paid-in capital based upon the terms of the warrant agreement and, accordingly, the approximate $1.4 million contingent liability on our balance sheet as of June 30, 2018 associated with the warrant portion of the settlement was eliminated.

In 2018, settlement costs decreased in the nine-month period attributable to the decreases in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate of our common stock used in the Black-Scholes valuations relative to prior periods.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Change in fair value of warrant liability	(16,172)	$(23,538)	$7,366	(31)%	$(6,512)	$(47,947)	$41,435	(86)%

In 2018, we recorded approximate non-cash losses of $16.2 million and $6.5 million in the three-month and nine-month periods, respectively, in our Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $3.31 on September 30, 2018 compared to the stock prices of $2.26 on June 30, 2018 and $2.79 on December 31, 2017.

In 2017, we recorded approximate non-cash losses of $23.5 million and $47.9 million in the three-month and nine-month periods, respectively, in our Statement of Operations attributable to the increases in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $3.65 on September 30, 2017 compared to the stock prices of $2.22 on June 30, 2017 and $0.54 on December 31, 2016.

Interest Expense, net (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Interest expense, net	$(579)	$(655)	$76	(12)%	$(1,621)	$(1,736)	$115	(7)%

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

Provision for Income Taxes (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2018	2017	$	%	2018	2017	$	%
Provision for income taxes	$—	$(51)	$51	(100)%	$—	(101)	$101	(100)%

In 2017, we incurred a $50,000 tax provision for foreign withholding taxes in each of the first quarter and third quarter related to the $0.5 million reimbursement payments from CANbridge that we received in each of March 2017 and September 2017 for manufacturing development activities conducted by us prior to the effective date of the collaboration and license agreement. No foreign withholding taxes were incurred in the three months and nine months ended September 30, 2018.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of September 30, 2018, we had cash, cash equivalents and marketable securities of approximately $20.4 million. See “—Operating Capital Requirements and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper, and U.S. government agency securities. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(18,409)	$(15,415)
Net cash provided by (used in) investing activities	18,579	(12,843)
Net cash provided by financing activities	5,289	29,516
Net increase in cash and cash equivalents	$5,459	$1,258

Our operating activities used cash of $18.4 million and $15.4 million in 2018 and 2017, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $18.6 million in 2018 and used cash of $12.8 million in 2017, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $5.3 million and $29.5 million in 2018 and 2017, respectively. In 2018, we raised approximately $5.8 million from the issuance of our common stock, including approximately $0.5 million from the exercise of 0.5 million PIPE Warrants in January 2018, approximately $5.1 million in net proceeds from an underwritten public offering of 2.5 million shares of our common stock in August 2018, and approximately $0.2 million from the exercise of stock options, offset by a $0.5 million end-of-term debt payment in January 2018 in connection with the 2014 Amendment of our loan First Loan Agreement with Hercules (all capitalized terms being defined in the section below, “Credit Facilities”). In 2017, we raised approximately $29.5 million in net proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock in March 2017, $8.8 million from sales of 6.5 million shares of our common stock under our FBR Sales Agreement and $5.0 million from additional borrowings under our loan agreement with Hercules in June 2017, and $0.3 million from the exercise of 0.3 million PIPE Warrants in July 2017.

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

In February 2018, we entered into the Leerink Sales Agreement pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through Leerink as our sales agent, with any sales of common stock through Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. No shares of our common stock were sold under the Leerink Sales Agreement as of September 30, 2018.

In the fourth quarter of 2018 to-date, we sold approximately 3.8 million shares pursuant to the Leerink Sales Agreement, resulting in net proceeds of approximately $8.4 million, net of commissions.

Public Offering – August 2018

On August 21, 2018, we closed an underwritten public offering of 2.5 million shares of our common stock at the public offering price of $2.26 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 2.0 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by us.

Public Offering – March 2017

On March 31, 2017, we closed an underwritten public offering of 34.5 million shares of our common stock, including the exercise in full by the underwriter of its option to purchase 4.5 million shares, at the public offering price of $0.50 per share for gross proceeds of approximately $17.3 million. Certain of our executive officers and a director purchased an aggregate of 420,000 shares and an entity affiliated with New Enterprise Associates purchased 6.0 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting underwriting discounts and estimated offering expenses payable by us.

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of September 30, 2018, PIPE Warrants exercisable for 777,201 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,865,281 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In January 2018, PIPE Warrants with respect to 518,134 shares of common stock underlying such PIPE Warrants were exercised, and we issued 518,134 shares of our common stock and received approximately $0.5 million in cash proceeds.

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

Pursuant to the 2017 Loan Agreement, the loan maturity date has been revised from December 2019 to July 2021. We are not required to make principal payments until February 1, 2019, at which time we will be required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increases the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continue to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The interest rate increased from 9.45% to 9.70% and from 9.70% to 9.95% in June 2018 and September 2018, respectively, due to the corresponding increases in the prime interest rates.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. Our annual interest rate as of September 30, 2018 was 9.95%.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2018, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Operating Capital Requirements and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $4.0 million to $7.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $45.0 million to $48.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $0.8 million to $1.0 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

During the nine months ended September 30, 2018, we received approximately $10.0 million in funding, including  the $2.0 million milestone payment by EUSA for the February 2018 reimbursement approval by the NICE for RCC in the United Kingdom, the $2.0 million milestone payment by CANbridge for the August 2018 regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC, the approximate $5.1 million in net proceeds from the sale of 2.5 million shares of our common stock in a public offering in August 2018, approximately $0.2 million in royalties from the sales of FOTIVDA by EUSA, and approximately $0.7 million related to the exercise of PIPE Warrants and stock options.

As of September 30, 2018, we had approximately $20.4 million in cash, cash equivalents and marketable securities, working capital of $2.0 million and an accumulated deficit of $616.8 million. In the fourth quarter of 2018 to-date, we sold approximately 3.8 million shares of our common stock pursuant to our Leerink Sales Agreement and received approximately $8.4 million in net proceeds. Based on these available cash resources, we believe that we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

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

We believe that our approximate $20.4 million in cash, cash equivalents and marketable securities at September 30, 2018, along with approximately $8.4 million received in net proceeds from the sale of approximately 3.8 million shares of our common stock pursuant to the Leerink Sales Agreement in the fourth quarter of 2018 to-date, would allow us to fund our planned operations into the second quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding PIPE Warrants or the Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018, 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules or under any other agreements with third parties;
•	the outcome of any legal actions against us;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any; and
•	our ability to continue as a going concern.

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

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash, cash equivalents and marketable securities of approximately $20.4 million. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper, and U.S. government agency securities. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of September 30, 2018, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of September 30, 2018, the interest rate was 9.95%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of September 30, 2018, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

In June 2018, we settled a consolidated class action lawsuit, or the Class Action, In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, that had been filed in 2013 against us and certain of our former officers (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho) in the United States District Court for the District of Massachusetts, or the District Court.  The Class Action had been dismissed without prejudice in March 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, but which no longer named Mr. DePinho as a defendant. We moved to dismiss again, and the District Court ruled in our favor and dismissed the second amended complaint with prejudice in November 2015. The lead plaintiffs appealed the District Court’s decision and also filed a motion to vacate and reconsider the District Court’s judgment. In January 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment.  In February 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013, or the Class, alleging claims similar to those alleged in the prior complaints, namely that we and certain of our former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for our TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. In July 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated during the fall of 2017.

On December 26, 2017, the parties entered into a binding memorandum of understanding, or MOU, to settle the Class Action.  Under the terms of the MOU, we agreed to cause certain of our and the individual defendants’ insurance carriers to provide the Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, we agreed to issue to the Class warrants, or the Settlement Warrants, for the purchase of 2.0 million shares of our common stock, which are exercisable, subject to certain conditions, from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement, or the Stipulation, which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the final approval hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses subject to an order of final approval and final judgment. Upon the conclusion of a 30-day appeal period, and the occurrence of certain specified circumstances, the settlement become effective on June 29, 2018. On July 16, 2018, we issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

In 2013, the SEC also served a subpoena on us for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited us to discuss the settlement of potential claims asserting that we violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against us and three of our former officers in the District Court alleging that we misled investors about our efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, we consented to the entry of a final judgment pursuant to which we paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against us. On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined us from violating Section 17(a) of the Securities Act of 1933, as amended, or the Securities Act, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered us to pay the agreed-to civil penalty.  On September 15, 2017 and October 31, 2017, respectively, two of our former officers consented to entry of final judgment to settle the SEC’s claims against them.  We are not a party to the litigation between the SEC and the remaining former officer, and we can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

Refer to Note 9 – “Legal Proceedings”, in our condensed consolidated financial statements for further discussion.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2018, we had approximately $20.4 million in cash, cash equivalents and marketable securities. In the fourth quarter of 2018 to-date, we sold approximately 3.8 million shares of our common stock pursuant to our Leerink Sales Agreement and received approximately $8.4 million in net proceeds. Based on these available cash resources, we believe we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have incurred a net loss of $27.1 million for the nine months ended September 30, 2018 and as of September 30, 2018, had an accumulated deficit of $616.8 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib beyond our cash runway. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $4.0 million to $7.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $45.0 million to $48.0 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $0.8 million to $1.0 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.5 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

We believe that our approximately $20.4 million in cash, cash equivalents and marketable securities at September 30, 2018, along with approximately $8.4 million received in net proceeds from the sale of approximately 3.8 million shares of our common stock pursuant to the Leerink Sales Agreement in the fourth quarter of 2018 to-date, would allow us to fund our planned operations into the second quarter of 2019. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding PIPE Warrants or Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2018, 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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
•

the absence of any breach, acceleration event or event of default under our loan agreement with Hercules, which we refer to as the 2017 Loan Agreement with Hercules, or under any other agreements with third parties;

•	the outcome of any legal actions against us;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any; and
•	our ability to continue as a going concern.

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

Other than the European marketing approval for tivozanib (FOTIVDA) received by our partner EUSA in August 2017, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials. Although we announced positive topline results from the primary analysis of the TIVO-3 trial in November 2018 and plan to submit an NDA to the FDA within approximately six months from our announcement, we may not be able to submit our NDA within that timeframe or at all. Any NDA we submit to the FDA may not be accepted for submission or approved by the FDA and even if approved, we may not be able to successfully commercialize tivozanib.

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, may not be predictive of the success of later clinical trials.  In addition, interim results and analyses of clinical trials, such as the immature OS data analyzed at the time of the final PFS analysis for our TIVO-3 trial, do not necessarily predict the final results or the success of a trial once it is complete. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks.

The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013.  However, the TIVO-3 trial could fail to achieve its endpoints, or could otherwise be rejected by the FDA as a basis for marketing approval for another reason.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. Although the TIVO-3 trial met its primary endpoint for PFS, the analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis, with only 46% of potential OS events having been reported. OS showed a hazard ratio of 1.06 with a p-value of 0.69 at the time of the preliminary OS analysis. If the TIVO-3 trial does not achieve a final OS result that is satisfactory to the FDA, or the FDA does not find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the TIVO-3 trial could be rejected by the FDA as a basis for marketing approval.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib in RCC. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. The FDA approved the combination of Opdivo and Yervoy for first-line RCC patients with intermediate or poor risk prognosis in April 2018. In addition, the IMmotion151 Ph3 combination study of bevacizumab and atezolizumab vs sunitinib in first-line RCC reported positive results for one of the co-primary endpoints (PFS), the JAVELIN Renal 101 Ph3 combination study of axitinib and avelumab vs sunitinib in first-line RCC reported positive results for one of the co-primary endpoints (PFS in PD-L1+ patients),  and the KEYNOTE-426 Ph3 combination study of axitinib and pembrolizumab vs sunitinib in first-line RCC reported positive results for both primary endpoints of PFS and OS.   If these additional combinations are approved, they could present additional competition for tivozanib.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, on June 29, 2018, Novartis notified us that it was terminating the license agreement for our AV-380 program, without cause, effective August 28, 2018.  During the term of the license agreement, Novartis was responsible for the costs and development of the program worldwide.  We are currently evaluating options to continue the program’s development.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Although we announced positive topline results from the primary analysis of the TIVO-3 trial in November 2018 and plan to submit an NDA to the FDA based on this data, we may not be able to obtain marketing approval from the FDA to successfully commercialize tivozanib in the United States. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial.

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

With the Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. For example, with enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the status of our clinical development programs;
•	the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;
•	the implementation of restructuring and cost-savings strategies;
•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•	costs associated with lawsuits against us or other litigation in which we may become involved;
•	changes in our 2017 Loan Agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder;
•	non-cash changes in fair value related to re-valuations of our PIPE Warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

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

At September 30, 2018, we had approximately $20.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund, corporate debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.1	Warrant Agreement, dated July 16, 2018 by and among AVEO Pharmaceuticals, Inc. and Computershare Inc. and Computershare Trust Company, N.A. acting jointly as Warrant Agent.	8-K	001-34655	07/16/2018	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 9, 2018	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer