Form 10-K
period 2018-12-31
AVEO PHARMACEUTICALS INC
filed 2019-03-14
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based on the last reported sale price of the common stock on the Nasdaq Capital Market at the close of business on June 29, 2018, was $204,881,812.

The number of shares outstanding of the registrant’s Common Stock as of March 8, 2019 were 139,000,340.

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVEO PHARMACEUTICALS, INC.

References to AVEO

Throughout this Form 10-K, the words “we,” “us,” “our” and “AVEO”, except where the context requires otherwise, refer to AVEO Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of AVEO Pharmaceuticals, Inc.

Cautionary Note Regarding Forward-Looking Statements and Industry Data

Any statement contained in this Annual Report on Form 10-K or in the documents we incorporate by reference herein other than a statement of historical fact, may be a forward-looking statement, including statements regarding our and our collaborators’ future discovery, development and commercialization efforts, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements by such terms as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “project,” “should,” “target,” “will,” “would” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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

Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors, including risks relating to:

•

our ability, and the ability of our licensees, to demonstrate to the satisfaction of applicable regulatory agencies the safety, efficacy and clinically meaningful benefit of our product candidates, including as it relates to the TIVO-3 trial and tivozanib;

•	our ability to successfully file a new drug application, or NDA, with the U.S. Food and Drug Administration, or the FDA, for tivozanib on the timeline we anticipate, or at all;
•

our ability to enter into and maintain our third-party collaboration agreements and our ability, and the ability of our strategic partners, to achieve development and commercialization objectives under these arrangements;

•	the timing and costs of any product candidate seeking and obtaining regulatory approval;
•	our ability, and the ability of our collaborators, to successfully enroll and complete clinical trials;
•	our ability to maintain compliance with regulatory requirements applicable to our product candidates;
•	our ability to obtain and maintain adequate protection for intellectual property rights relating to our product candidates;
•	our ability to successfully implement our strategic plans;
•	our ability to raise the substantial additional funds required to achieve our goals, including those goals pertaining to the development and commercialization of tivozanib;
•	unplanned capital requirements;

•	adverse general economic and industry conditions;
•	competitive factors;
•	our ability to continue as a going concern; and
•	those risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report.

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

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. All of the market data used in this report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. We believe that the information from these industry publications, surveys and studies is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those discussed under the heading “Risk Factors” in Part I, Item 1A of this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	Business

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. In November 2018, we announced that our phase 3 randomized, controlled, multi-center, open-label trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy, which we refer to as the TIVO-3 trial, met its primary endpoint of progression-free survival, or PFS. Data for the secondary endpoint of the TIVO-3 trial, overall survival, or OS, was not mature as of the time of the final PFS analysis. In January 2019, the U.S. Food and Drug Administration, or FDA, recommended that we not submit a new drug application, or NDA, for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from our previously completed phase 3 trial for tivozanib in the first-line treatment of RCC, which we refer to as the TIVO-1 trial.  Following discussion with the FDA, we have extended the timeline for the TIVO-3 trial OS analysis and plan to conduct another interim OS analysis in August 2019.  We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

We are leveraging several collaborations in the development of tivozanib.  We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through our partner, tivozanib is approved in the European Union, or EU, as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.  We are conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. Leveraging early monotherapy results in HCC, we have a clinical collaboration to study tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC.  In addition, a new formulation of tivozanib is in pre-clinical development for the treatment of age-related macular degeneration.

As part of our strategy, we have also entered into partnerships to help fund the development and commercialization of our other product candidates. Ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, is currently being tested in several investigator sponsored studies jointly funded by us and one of our development partners for the potential treatment of squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer.  Our partner for AV-203, an anti-ErbB3 monoclonal antibody, is planning to initiate clinical studies in China in 2019 in esophageal squamous cell carcinoma, or ESCC, and has committed to funding the development of AV-203 through proof-of-concept.  We have recently regained the rights to AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia, and are working to initiate preclinical toxicology studies mid-2019 to support the potential filing of an investigational new drug application, or IND, with the FDA.  We are evaluating options for the development of our preclinical AV-353 platform which targets the Notch 3 pathway.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2018, we had approximately $24.4 million in cash, cash equivalents and marketable securities. In February 2019, we sold approximately 12.5 million shares of our common stock pursuant to our sales agreement with SVB Leerink, or the Leerink Sales Agreement, and received approximately $7.5 million in net proceeds. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. We may not receive milestone payments or be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. For more information, refer to “Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Product Candidates

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, VEGFR tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in age-related macular degeneration. We have exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KHK. We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic ocular conditions, to which we have retained development rights in all of our licensed territories. We are planning further development of tivozanib as a combination therapy with immune checkpoint inhibitors for the treatment of RCC and HCC.

Clinical and Regulatory Development in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted the TIVO-1 trial, a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with sorafenib, an approved therapy, for the first-line treatment of RCC. The trial met its primary endpoint for PFS with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in OS. The protocol-specified final OS analysis at 24 months since the last patient enrolled showed a median OS for the tivozanib arm of 28.8 months versus a median OS for the sorafenib arm of 29.3 months (hazard ratio (HR)=1.245, p=0.105). Subsequently, in connection with EUSA’s application for the use of tivozanib as a first-line treatment for RCC to the European Medicines Agency, or EMA, in February 2016, which is further discussed below, the survival status of additional patients was taken into account and the updated median OS for the tivozanib arm was 28.2 months and the updated median OS for the sorafenib arm was 30.8 months (hazard ratio (HR)=1.147, p=0.276). We believe that an imbalance in subsequent therapy combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib. In 2012, we submitted an NDA to the FDA seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib treatment arm in the TIVO-1 first-line RCC trial. We presented the results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting. In March 2018, long-term follow-up results from Study 902 were published in the European Journal of Cancer under the title “Efficacy of Tivozanib Treatment after Sorafenib in Patients with Advanced Renal Cell Carcinoma: Crossover of a Phase 3 Study,” reporting a median PFS of 11.0 months, a median OS of 21.6 months and an 18% ORR, further supporting the rationale for our current phase 3 TIVO-3 trial discussed below.

First-Line Approval in Europe: In February 2016, EUSA submitted an application for the use of tivozanib as a first-line treatment for RCC to the EMA based on the data from our TIVO-1 clinical trial, as supported by data from the TIVO-1 extension trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

EUSA has commercially launched FOTIVDA in the United Kingdom, Germany, Austria, the Netherlands and Sweden. In November 2017, EUSA initiated product sales in Germany and in November 2018, EUSA received reimbursement approval from the German Federal Association of the Statutory Health Insurances, or GKV-SV, for the first-line treatment of adult patients with RCC. In February 2018, EUSA commercially launched FOTIVDA in the United Kingdom upon receiving reimbursement approval from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, for the first-line treatment of adult patients with RCC. EUSA is working to secure reimbursement approval in Italy, Spain and France and commercially launch FOTIVDA in additional European countries. In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial.

In the updated Clinical Practice Guidelines for the diagnosis, treatment and follow-up of RCC by the European Society for Medical Oncology, or ESMO, published in February 2019, tivozanib has been added as a first-line treatment for patients with good or intermediate risk and as a second-line treatment for patients following first-line TKIs.

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in the TIVO-3 trial, a phase 3 trial of tivozanib in the third- and fourth-line treatment of patients with RCC. The TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. TIVO-3, together with the previously completed TIVO-1 trial of tivozanib in the first-line treatment of RCC, is designed to support a regulatory submission of tivozanib in the United States as a treatment for RCC in multiple lines of therapy. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, the protocol does not provide for patients who progress in one therapy to cross over to the other therapy.

The TIVO-3 trial enrolled a total of 350 patients.  In October 2017, TIVO-3 successfully passed a pre-planned interim futility analysis. Based on the results of the futility analysis, which were reviewed by an independent statistician, the trial continued as planned without modification.  The trial has also passed three semi-annual safety data assessments.

On November 5, 2018, we announced positive topline results for the primary endpoint of the TIVO-3 trial. The trial met its primary endpoint for PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 26% reduction in risk of progression or death compared to sorafenib (HR=0.74, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment, and PFS for tivozanib was longer than for sorafenib both in patients who received prior checkpoint inhibitor therapy and those who received two prior VEGF TKI therapies. Patients who received prior checkpoint inhibitor therapy had a median PFS of 7.3 months with tivozanib and 5.1 months with sorafenib (HR=0.55, p=0.03). The analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis and after taking into account the survival status of a group of patients that were previously lost to follow-up, the preliminary OS analysis showed a hazard ratio of 1.12 and a p-value of 0.44. The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, with Grade 3 or higher adverse events consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition.

At a meeting in January 2019 with the FDA, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS outlined in its complete response letter delivered to us in June 2013 regarding the TIVO-1 trial, which had shown a protocol-specified final OS hazard ratio of 1.245. On February 5, 2019, we received final minutes from that meeting with the FDA. The minutes reflect our agreement with the FDA not to submit an NDA for tivozanib at this time and include the FDA’s recommendation that we not conduct any exploratory OS analyses. We previously planned to conduct the final OS analysis per protocol in August 2019.  However, due to the longer-than-expected median OS in both the tivozanib and sorafenib arms, and following our discussion with the FDA, we plan to designate the OS analysis to be conducted in August 2019 as a second interim analysis. We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

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

In March 2017, we initiated enrollment in the TiNivo trial, a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, for the treatment of RCC. The TiNivo trial enrolled a total of 28 patients. We are sponsoring the trial, for which Bristol-Myers Squibb, or BMS, has supplied nivolumab. The TiNivo trial is being led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the TiNivo trial enrolled six patients. In June 2017, we successfully completed the phase 1 dose escalation portion of the trial, where oral tivozanib was administered in two escalating dose cohorts in combination with intravenous nivolumab at a constant 240 mg every two weeks. The full dose tivozanib regimen of 1.5 mg daily for 21 days, followed by a 7-day rest period, was selected as the recommended phase 2 dose for the expansion portion of the trial.  On November 3, 2017, the results from the phase 1b portion of the TiNivo trial were presented at the 16th International Kidney Cancer Symposium of the Kidney Cancer Association. The phase 1b portion of the TiNivo trial demonstrated that the combination of tivozanib and nivolumab was well tolerated to the full dose and schedule of single agent tivozanib, with no dose limiting toxicities.

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented preliminary results from the phase 2 portion of the TiNivo trial at the 2018 ASCO Genitourinary Cancers Symposium.  On October 22, 2018, we presented updated interim results from all 25 patients treated at full dose at the ESMO 2018 Congress.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 60% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in all 25 patients, who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab. Of these patients, 13 (52%) had received at least one prior systemic therapy, including two (8%) that had received prior PD-1 therapy, and 12 (48%) were treatment naïve. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. At the time of data collection, 13 patients (52%) remained on study and 18 patients (72%) had tumor shrinkage of at least 25%, with a majority of patients having disease control for at least 48 weeks.

Clinical Development in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Cancer Institute presented data at the 2018 ASCO Gastrointestinal Cancers Symposium from a multicenter, investigator-sponsored phase 1b/2 trial of tivozanib in previously untreated patients with advanced, unresectable HCC. The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network.

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

HCC PD-L1 Combination Trial with IMFINZI®: On December 11, 2018, we entered into a clinical supply agreement with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in combination with tivozanib as a first-line treatment for patients with advanced, unresectable HCC in a phase 1/2 study. We will serve as the study sponsor; each party will contribute the clinical supply of its study drug; and study costs will be otherwise shared equally. The phase 1 portion of the study is expected to commence in 2019.

Ficlatuzumab

Ficlatuzumab is a potent HGF inhibitory antibody. HGF is the sole known ligand of the c-Met receptor, which is believed to trigger many activities that are involved in cancer development and metastasis. We have partnered with Biodesix, Inc., or Biodesix, under a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement, to develop and commercialize ficlatuzumab.  Under the Biodesix Agreement, we and Biodesix each contribute half of the development costs of ficlatuzumab.

Development in HNSCC.  We and Biodesix funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in HNSCC.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial in ERBITUX® (cetuximab) refractory patients to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with cytarabine in AML. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. The phase 2 portion is ongoing and expected to enroll ten additional patients. On April 1, 2019, data from the phase 1b expansion cohort is scheduled to be presented at the 2019 American Association for Cancer Research Annual Meeting.

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. Preclinical findings demonstrated a beneficial effect of the drug combination of ficlatuzumab and gemcitabine compared to either drug alone in an in-vivo model of PDAC. The trial is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, is expected to enroll approximately 24 patients.

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

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in ESCC.  Following proof-of-concept, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an IND in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, the China National Drug Administration, or CNDA, approved this IND application. CANbridge has advised us that it plans to initiate a phase 1b/extension trial in ESCC in 2019.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, anorexia nervosa and other diseases. AV-380 focuses on a significant area of unmet patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). In the United States alone, the estimated prevalence of cancer cachexia is over 400,000 patients, and the prevalence of cachexia due to cancer, COPD, congestive heart failure, frailty and end stage renal disease combined is estimated to total more than 5 million patients (Am J Clin Nutr 2006).

We believe that AV-380 represents a unique approach to treating cachexia because it has been demonstrated to address key underlying mechanisms of the syndrome. We have established preclinical proof-of-concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of an OS benefit. We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models and have completed cell line development. In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s.

In August 2015, we entered into a license agreement pursuant to which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. On June 29, 2018, Novartis notified us that it would be terminating the agreement, which we refer to as the Novartis License Agreement, without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018, we regained worldwide rights to the AV-380 program, and on December 18, 2018, we entered into a new agreement with Novartis, or the AV-380 Transfer Agreement, to further establish and clarify the terms on which Novartis will return the AV-380 program to us to support our continuing development of the AV-380 program. We are working to initiate preclinical toxicology studies mid-2019 to support a potential IND filing with the FDA.

AV-353 Platform

The AV-353 platform includes a number of potent inhibitory antibody candidates specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases, such as pulmonary arterial hypertension, and neurodegenerative conditions. We are currently evaluating options to develop the AV-353 platform.

Competition

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products, or of different types of products targeting the same indications we are pursuing. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Amgen Inc., ArQule, Inc., AstraZeneca, Bayer HealthCare AG, or Bayer, BMS, Eisai Co., Ltd., or Eisai, Eli Lilly and Company, or Lilly, Exelixis, Inc., or Exelixis, Gilead Sciences, Inc., GlaxoSmithKline plc, or GSK, Helsinn Healthcare S.A., or Helsinn, XBiotech Inc., Incyte Corporation, or Incyte, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck & Co., Inc., or Merck, NGM Biopharmaceuticals, Inc., or NGM Bio, Novartis, Pfizer Inc., or Pfizer, and Roche Laboratories, Inc, or Roche, are pursuing development in diseases we focus on or are currently developing or marketing pharmaceuticals that target VEGFR, HGF/c-Met, ErbB3, GDF15/GFRAL (the receptor to GDF15), Notch 3 or other pathways on which we may focus. It is probable that the number of companies seeking to develop competing products and therapies will increase.

Many of our competitors, either alone or with their strategic partners, have greater financial, technical and human resources than we do and greater experience in pharmaceutical discovery and development, obtaining FDA and other regulatory approvals, and product commercialization. Many are already marketing products to treat the same indications, or having the same biological targets, as the product candidates we are developing, including with respect to RCC. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless and until we effectively:

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

Established competitors may invest heavily to discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to obtain approval, to overcome price competition and to be commercially successful. If we are not able to compete effectively, our business will not grow and our financial condition and operations will suffer.

Tivozanib

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGF pathway inhibitors are oral small molecule receptor TKIs. Nexavar (sorafenib) and Stivarga (regorafenib) are marketed by Bayer, Sutent (sunitinib) and Inlyta (axitinib) are marketed by Pfizer, and Votrient (pazopanib) is marketed by Novartis. Most of these approved VEGF TKIs are not specific to VEGFR 1, 2 and 3. Nexavar is approved for RCC and unresectable HCC. Stivarga is approved for refractory metastatic colorectal cancer, or mCRC, HCC in patients previously treated with sorafenib, and refractory gastrointestinal stromal tumors, or GIST. Sutent is approved for RCC, GIST, and progressive, well-differentiated pancreatic neuroendocrine tumors. Inlyta is approved for RCC after failure of one prior systemic therapy. Votrient is approved for RCC and advanced soft tissue sarcoma after prior chemotherapy. Caprelsa (vandetanib), marketed by Sanofi Genzyme is approved for advanced medullary thyroid cancer, Lenvima (lenvatinib) marketed by Eisai is approved for differentiated thyroid cancer, RCC following one prior anti-angiogenic therapy in combination with everolimus, and unresectable HCC and Cabometyx (cabozantinib), marketed by Exelixis, is approved for RCC and HCC in patients previously treated with sorafenib.

Avastin (bevacizumab), marketed by Roche/Genentech, Inc., is a monoclonal antibody approved for intravenous administration in combination with other anti-cancer agents for the treatment of mCRC and ovarian cancer, cervical cancer, non-squamous non-small cell lung cancer, and metastatic RCC in combination with interferon alfa. It is also approved as a monotherapy for the treatment of glioblastoma in patients with progressive disease following prior therapy. Zaltrap (zif-aflibercept), marketed by Sanofi S.A. and Regeneron Pharmaceuticals, Inc., is a VEGF-trap molecule that binds to multiple circulating VEGF factors, and is approved in combination with standard chemotherapy agents for treatment of second line metastatic CRC. Cyramza (ramucirumab), marketed by Lilly, is an antibody that binds to the VEGF-2 receptor that is approved for the treatment of advanced gastric or gastro-esophageal junction adenocarcinoma as monotherapy or in combination with paclitaxel, metastatic CRC in combination with FOLFIRI and in combination with docetaxel for the treatment of non-small-cell lung carcinoma, or NSCLC.

Many of the approved VEGF pathway inhibitor agents are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGF pathway.

In addition, the emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. The FDA approved the combination of Opdivo and Yervoy for first-line RCC patients with intermediate or poor risk prognosis in April 2018. In addition, the IMmotion151 phase 3 combination study of bevacizumab and atezolizumab versus sunitinib in first-line RCC reported positive results for one of the co-primary endpoints (PFS), the JAVELIN Renal 101 phase 3 combination study of axitinib and avelumab versus sunitinib in first-line RCC reported positive results for one of the co-primary endpoints (PFS in PD-L1+ patients),  and the KEYNOTE-426 phase 3 combination study of axitinib and pembrolizumab versus sunitinib in first-line RCC reported positive results for both primary endpoints of PFS and OS. Phase 3 studies for the treatment of HCC have been initiated for the combination of bevacizumab and atezolizumab as well as the combination of lenvatinib and pembrolizumab. If these additional combinations are approved, they could present additional competition for tivozanib.

Ficlatuzumab

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway. The agents exclusively targeting this pathway include Lilly’s c-Met receptor antibody LY-2875358, currently in multiple phase 2 trials. In addition, Roche has conducted multiple phase 3 trials for a c-Met receptor antibody onartuzumab (MetMAb/ 5D5 Fab). Roche announced that an independent data monitoring committee recommended that its phase 3 trial of onartuzumab in second- and third-line NSCLC be stopped due to lack of efficacy. ArQule, Inc. and Daiichi Sankyo, Inc., under a collaboration agreement, completed a phase 3 trial of ARQ-197 (tivantinib) in liver cancer that failed to meet its primary endpoint.

Other marketed or late clinical-stage drugs which target the HGF/c-Met pathway, though not exclusively, include Pfizer’s PF-2341066 (Xalkori, crizotinib), Exelixis’s XL-184 (Cometriq/Cabometyx, cabozantinib), Mirati Therapeutics’ glesatinib, Incyte’s and Novartis’s INCB-028060, Amgen BioPharma’s AMG-337, Lilly’s merestinib (LY2801653), AstraZeneca and Hutchison MediPharma Limited’s savolitinib, Merck KGaA’s tepotinib, AbbVie Inc.’s ABBV-299, and Betta Pharmaceuticals Co., Ltd.’s BPI-9016.

AV-203

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor, including Daiichi Sankyo, Inc.’s and Amgen Inc.’s patritumab (AMG-888), which has ongoing phase 2 clinical development for metastatic breast cancer. Other clinical-stage ErbB3-specific competitors include Merus N.V.’s MCLA-128, AstraZeneca’s sapitinib, Celldex Therapeutics Inc.’s CDX-3379, and Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib. Clinical stage competitors targeting ErbB3 in addition to other targets include Roche’s duligotuzumab. Merrimack Pharmaceuticals recently announced termination of the MM-121 programs in NSCLC and metastatic breast cancer based on futility of results from the phase 2 NSCLC study.

AV-380

Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. In the United States, Megace is the only approved agent for the treatment of cachexia (in patients with the diagnosis of AIDS). Megace and medroxyprogesterone are approved for cancer cachexia in Europe.

A number of agents with different mechanisms of action have completed or are currently being studied in phase 2 trials in cachexia or muscle wasting. Agents targeting the muscle regulatory molecule myostatin include Lilly’s LY2495655, Regeneron’s REGN-1033, and Atara Biotherapeutics, Inc.’s PINTA 745.  Of these, both Lilly’s LY2495655 and PINTA 745 have announced failures to demonstrate clinical proof of concept in their respective phase 2 trials. Novartis is currently studying bimagrumab (BYM-338), an agent targeting the activin receptor. Drugs with other mechanisms currently in or recently completing phase 2 clinical trials include Alder Biotherapeutics Inc.’s clazakizumab (ALD-518, targeting IL-6) and Ohr Pharmaceutical, Inc.’s OHR118 (cytoprotectant/immunomodulator). NGM Bio is currently running a phase 1 trial of NGM120 (an antagonistic antibody to GFRAL).

AV-353 Platform

There are currently no Notch 3-specific inhibitors approved or in clinical trials in oncology. Pfizer recently stopped development of PF-06650808, a Notch 3-specific antibody drug conjugate which was in phase 1 trials in multiple oncology indications. However, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors including Notch 1, Notch 2 and Notch 4, including BMS-906024 and Tarextumab (OMP-59R5), which failed to show benefit in a phase 2 small cell lung cancer study.

Strategic Partnerships

We have established various strategic partnerships with leading pharmaceutical companies for our product candidates and programs in our portfolio. Under each of our strategic partnerships, we are entitled to receive or required to pay upfront, milestone payments and/or royalties. For information on our collaboration agreements focused solely on the clinical development of tivozanib in combination with immune checkpoint inhibitors, see “— Our Product Candidates — Tivozanib — Clinical and Regulatory Development in RCC — RCC PD-1 Combination Trial with Opdivo (TiNivo)” and “— Our Product Candidates — Tivozanib — Clinical Development in HCC — HCC PD-L1 Combination Trial with IMFINZI.”

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

Upon entry into the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In August 2018, CANbridge obtained regulatory approval of its IND application from the CNDA for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

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

EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the EUSA Agreement in 2015, and $4.0 million in September 2017 upon its receipt of marketing authorization from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. In February 2018 and in November 2018, EUSA obtained reimbursement approval from the NICE in the United Kingdom and the GKV-SV in Germany, respectively, for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment with respect to the reimbursement approval in the United Kingdom that was received from EUSA in March 2018 and a $2.0 million milestone payment with respect to the reimbursement approval in Germany that was received from EUSA in December 2018. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the United Kingdom following the reimbursement approval by the NICE in February 2018. In addition, EUSA has launched FOTIVDA in several non-EU5 European countries and is working toward launching FOTIVDA in additional European territories. We recognized approximately $0.5 million and $19,000 in revenue for sales royalties in the years ended December 31, 2018 and 2017, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including any reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments we earned in each of February 2018 and November 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom and in Germany, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million, each. We paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively.

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

Novartis

In August 2015, we entered into the Novartis License Agreement, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. Novartis was responsible under the Novartis License Agreement for the development, manufacture and commercialization of our antibodies and any resulting approved therapeutic products. On June 29, 2018, Novartis notified us that it would be terminating our collaboration without cause following a change in strategic direction at Novartis.  Effective August 28, 2018, the Novartis License Agreement was terminated and we regained worldwide rights to the AV-380 program. Novartis’ termination without cause triggered the termination of all licenses and other rights granted by us to Novartis with regard to the AV-380 program, and the grant by Novartis to us of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring the AV-380 program back to us.

On December 18, 2018, we entered into the AV-380 Transfer Agreement to further establish and clarify the terms on which the AV-380 program will be returned to us, and to support our continuing development of the AV-380 program.  The AV-380 Transfer Agreement provides for the continued transfer to AVEO of all preclinical, technical, manufacturing and other data developed by Novartis relating to the AV-380 program, as well as cooperation regarding our future regulatory filings relating to AV-380. Pursuant to the AV-380 Transfer Agreement, Novartis also agreed to provide the AV-380 drug supply, valued at approximately $4.0 million, to us at no charge, and to make a one-time payment to us of $2.3 million, which was paid to us in January 2019 and we used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement as further described below under the heading “—St. Vincent’s Hospital.” The AV-380 Transfer Agreement contains mutual releases by both parties of all claims arising out of the Novartis License Agreement, other than indemnification obligations. Novartis has also agreed that it will not develop, manufacture or commercialize any anti-GDF15 antagonist antibody for three years following the date of the AV-380 Transfer Agreement.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make future milestone payments, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. As further described above under the heading “—Novartis”, we used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. In addition, we will be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country and are subject to offsets under certain circumstances.

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

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen Idec, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our CANbridge Agreement. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge Agreement and single-digit royalty payments on net sales of AV-203, up to a cumulative maximum amount of $50.0 million.

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

We have upfront, milestone and royalty payment obligations payable to KHK under our KHK Agreement. Upon entering into the KHK Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation. Accordingly, we would not owe a milestone payment to KHK if we file an NDA with the FDA following the availability of more mature OS results. If we obtain approval for tivozanib in the United States, we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018 and November 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom and in Germany, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million each. We paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively.

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

With respect to tivozanib, we have the following in-licensed patents:

•	U.S.: 2 granted patents with expirations ranging from 2022 to 2023
•	Europe: 2 granted patents with expirations ranging from 2022 to 2023
•	Canada: 1 granted patent expiring in 2022
•	Australia: 1 granted patent expiring in 2022

The U.S. patent covering the tivozanib molecule and its therapeutic use is expected to expire in 2022.  However, in view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which, if a five-year extension were to be granted, would extend the term of this patent to 2027.  In addition, Supplementary Protection Certificates, or SPCs, have been granted in Germany, Italy, Portugal, Spain and Sweden, and are pending in 9 additional European countries, including Belgium, Denmark, France, Great Britain, and the Netherlands, for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.

KHK has filed an International (PCT) patent application directed to a new invention corresponding to a formulation for tivozanib with ophthalmologic applications.  Pursuant to the KHK license agreement, we have exclusive, sub-licensable rights to this new invention and the corresponding know-how outside of Asia and the Middle East.

Additionally, we have filed a provisional patent application directed to our clinical protocol for using tivozanib to treat refractory cancers, particularly, following therapy with checkpoint inhibitors.  If granted, this patent application would expire in 2039.

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

AV-203

With respect to our anti-ErbB3 platform, including AV-203, we have four U.S. patents and two pending U.S. patent applications covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using our anti-ErbB3 antibodies, which are expected to expire from 2031 to 2032.  With respect to our anti-ErbB3 platform we have:

•	U.S.: 4 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Europe: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Japan: 2 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Canada: 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Australia: 2 granted patents and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032

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

With respect to our GDF15 platform, we have:

•	U.S.: 2 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Europe: 4 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Japan: 3 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Canada: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Australia: 1 granted patent expiring in 2033, and 1 pending patent application expiring, if granted, in 2035

AV-353 Platform

With respect to our AV-353 platform, we own an issued U.S. patent, a non-provisional U.S. patent application, and an International (PCT) patent application covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies.  The issued U.S. patent and non-provisional U.S. patent application, if granted, would be expected to expire in 2033, whereas the International (PCT) patent application, if nationalized in the United States and granted, would be expected to expire in 2037.

With respect to our AV-353 platform, we have:

•	U.S.: 1 granted patent expiring in 2033, and 2 pending patent applications expiring, if granted, ranging from 2033 to 2037
•	Europe: 1 allowed patent expiring in 2033 and 1 pending patent application expiring, if granted, in 2037

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. For example, SPCs have been granted in Germany, Italy, Portugal, Spain and Sweden, and are pending in 9 additional European countries, including Belgium, Denmark, France, Great Britain, and the Netherlands, for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.

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

Trademarks

We seek trademark protection in the United States and other jurisdictions where available and when appropriate. We have filed applications and obtained registrations for several trademarks intended for potential use in the marketing of tivozanib, including the trademark FOTIVDA, which we have registered in the United States and over 20 other jurisdictions, and for which we have filed applications in additional countries. We own U.S. and EU registrations for a logo containing FOTIVDA in combination with a flame design. We own U.S. registrations for AVEO and AVEO (in stylized letters), trademarks that we use in connection with our business in general.  We have also registered AVEO as a trademark in over 20 other jurisdictions.

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

One of our CMOs has manufactured what we believe to be sufficient quantities of tivozanib drug product (capsules) to support our ongoing and planned clinical trials and potential commercial launch. We currently engage the same CMO to package, label and distribute clinical supplies of tivozanib on an as–needed basis. We also engaged another packager to bottle, label and serialize potential commercial launch supply.

To date, third-party manufacturers have met the needs for manufacturing clinical trial supplies for all our pipeline products. There are alternate manufacturers with capability to supply for current clinical or potential future commercial needs. Contracting with additional CMOs may require significant lead-times and result in additional costs.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each indication;

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

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls (CMC). A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act, or the Cures Act, established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a phase 2 or phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Finally, under the Pediatric Research Equity Act of 2003, an application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after FDA’s receipt of the study plan.  The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

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

Submission and Review of an NDA or BLA by the FDA

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States.  Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Finally, with passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies.  A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition.  The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2019, the FDA has approved seventeen biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

FDA Approval and Regulation of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication.  Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs fees for medical device product review; for federal fiscal year 2019, the standard fee for review of a PMA is $322,147 and the small business fee is $80,537.

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States

Review and Approval of Drug Products in the European Union

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

Clinical Trial Approval in the EU

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application, or CTA, must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. The new Clinical Trials Regulation (EU) No 536/2014 will become applicable later in 2019.  It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.  The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

As in the United States, similar requirements for posting clinical trial information are present in other countries; for the members of the EU, the website EudraCT can be found at: https://eudract.ema.europa.eu/.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist.  The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure.  Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies.  Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted.  Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level.  A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Regulatory Data Protection in the European Union

In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for trial protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees.  However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.  The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Regulatory Requirements After Marketing Authorization

Following marketing authorization of a medicinal product in the EU, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the EU’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations.  In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws.  Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected the United Kingdom's membership of the EU will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the EU. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval.  For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.  EU member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market.  Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.  Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU.  The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained.  Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices.  There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing •or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers.

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
•

the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products. However, the IPAB implementation has been not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•

established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective January 1, 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state attorneys general filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Employees

As of December 31, 2018, we had 17 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Executive Officers of the Registrant

The following table lists the positions, names and ages of our executive officers as of March 1, 2019:

Executive Officers

Michael P. Bailey	53	Chief Executive Officer, President and Director
Matthew Dallas	43	Chief Financial Officer
Michael N. Needle	59	Chief Medical Officer
Nikhil Mehta	60	SVP Regulatory and Quality Assurance
Karuna Rubin	42	SVP and General Counsel

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

Matthew Dallas was appointed Chief Financial Officer in June 2017.  From February 2015 to March 2017, Mr. Dallas served as Chief Financial Officer and Treasurer of CoLucid Pharmaceuticals, Inc., a position he held through that biopharmaceutical company’s initial public offering and subsequent acquisition, for approximately $960 million, by Eli Lilly and Company.  From 2011 to February 2015, he served as Vice President of Finance and Treasurer of AVEO. Mr. Dallas previously worked at Genzyme Corporation from 2000 to 2011, NEN Life Sciences from 1999 to 2000, and Kimberly-Clark Corporation from 1997 to 1999 where he held various positions of increasing responsibility in finance and accounting. In November 2018, Mr. Dallas joined the board of directors of Biostage, Inc., a public biopharmaceutical company. Mr. Dallas holds a B.S. in Finance from the University of Tennessee, Knoxville.

Michael N. Needle, M.D. was appointed Chief Medical Officer in January 2015. Dr. Needle has played central roles in the development of oncology and hematology drugs including Erbitux® (cetuximab), Revlimid® (lenalidomide) and Pomalyst® (pomolidimide). Dr. Needle served as Chief Medical Officer for Array BioPharma Inc., a biopharmaceutical company, from April 2013 to September 2014. From April 2012 to April 2013, Dr. Needle was Chief Medical Officer of the Multiple Myeloma Research Foundation and Consortium (MMRF), a research organization. From 2010 to 2012, Dr. Needle was Assistant Professor of Pediatrics at the College of Physicians and Surgeons of Columbia University.  From 2004 to 2010, he held multiple Vice President level positions at Celgene Corporation, a biotechnology company, in Clinical Research and Development in Oncology, Strategic Medical Business Development, and Pediatric Strategy. Dr. Needle also served as the Vice President of Clinical Affairs at ImClone from 2000 to 2004. Dr. Needle performed his fellowship in Pediatric Hematology/Oncology at the Children’s Hospital Medical Center, the Fred Hutchinson Cancer Research Center of the University of Washington in Seattle and the University of Texas M.D. Anderson Cancer Center in Houston. Dr. Needle has held faculty positions at the University of Pennsylvania and Columbia University. Dr. Needle graduated from Binghamton University with a B.A. in Physics and received his M.D. from SUNY Downstate Medical Center, in Brooklyn, New York.

Nikhil Mehta, Ph.D. was appointed Senior Vice President of Regulatory and Quality Assurance in November 2017. From June 2016 to September 2017, Dr. Mehta served as Executive Vice President and Chief Regulatory Strategist at Tang Capital Management, where he worked on the establishment of two biopharmaceutical companies, Odonate Therapeutics and Sentier Therapeutics. From April 2015 to June 2016, Dr. Mehta served as Global Head of Regulatory Affairs at Baxalta, a period during which the company gained approval for ADYNOVATE®, VONVENDI®, and OBIZUR. From 2010 to 2015, he was Vice President, Global Regulatory Affairs, Oncology, Hematology, Immunology and Diagnostics, at Merck & Company, where he played a key role in the development and first approval of Merck’s checkpoint inhibitor KEYTRUDA. Prior to Merck, Dr. Mehta held positions of increasing responsibility within regulatory affairs at Shire HGT, ImClone Systems, Bristol-Myers Squibb and Hoffmann-La Roche, where he played key roles in the approvals of ELAPRASE®, VPRIV®, FIRAZYR® and ERBITUX. Dr. Mehta holds a Ph.D. in Chemical and Biochemical Engineering from Rutgers University.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2018, we had approximately $24.4 million in cash, cash equivalents and marketable securities. In February 2019, we sold approximately 12.5 million shares of our common stock pursuant to our Leerink Sales Agreement and received approximately $7.5 million in net proceeds. Based on our available cash resources, we believe we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have incurred a net loss of $5.3 million for the year ended December 31, 2018 and as of December 31, 2018, had an accumulated deficit of $595.0 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates. As noted above, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $5.0 million to $6.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $49.0 million to $50.0 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $0.6 million to $0.8 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.6 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

We believe that our approximately $24.4 million in cash, cash equivalents and marketable securities at December 31, 2018, along with approximately $7.5 million received in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to the Leerink Sales Agreement in February 2019 and together with the extension of the interest-only period under the loan agreement with Hercules, which results in the deferment of principal payments until August 1, 2019, would allow us to fund our planned operations into the first quarter of 2020. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

•

the cost and outcome of any legal actions against us, including the purported class action lawsuit filed against us in February 2019 described below under the heading “Part I, Item 3 – Legal Proceedings”;

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

If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all, Hercules may accelerate payments if we were to default under the 2017 Loan Agreement with Hercules and we may be required to:

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

Other than the European marketing approval for tivozanib (FOTIVDA) received by our partner EUSA in August 2017, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although we plan to make a decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, we may not be able to submit our NDA in the near future or at all. Any NDA we submit to the FDA may not be accepted for submission or approved by the FDA and even if approved, we may not be able to successfully commercialize tivozanib in the United States.

Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing and commercializing our product candidates.

In addition, as a development stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to our Litigation

We concluded a settlement with the SEC, but the SEC’s action against our former officer may not be concluded.

In 2016, we paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers settled. In November 2018, the District Court jury ruled against the remaining former officer. However, that individual may appeal and has and may continue to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

We and certain of our present officers and a former officer have been named as defendants in a purported class action lawsuit that could result in substantial costs and divert management’s attention.

We and certain of our present officers and a former officer, were named as defendants in a purported class action lawsuit filed on February 25, 2019 that generally alleges that we and the officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and/or failing to disclose that the TIVO-3 trial was inadequately designed to address the OS concerns from the TIVO-1 trial, that tivozanib had insufficient survival data to meet FDA approval following its initial 2013 rejection, and that this lack of sufficient survival data would put tivozanib at greater risk of delayed FDA approval. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.

We intend to engage in a vigorous defense of this lawsuit.  However, we are unable to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

Many of these factors are beyond our control, including clinical trial results, the regulatory approval process, potential threats to our intellectual property rights and the development, manufacturing, marketing and sales efforts of our collaborators. For example, the recommendation of the FDA in January 2019 that we not file an NDA for tivozanib with the preliminary OS results from the TIVO-3 trial has caused us to delay our previously announced timeline with respect to such filing. If we are unable to develop, receive marketing approval for and successfully commercialize tivozanib on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

If preclinical or clinical trials of any product candidates that we or our collaborators may develop fail to demonstrate satisfactory safety and efficacy to the FDA and other regulators, we or our collaborators may incur additional costs or delays or may be unable to complete the development and commercialization of these product candidates.

We and any collaborators, including our partners and sublicensees, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We and our collaborators must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of our product candidates in humans before we can obtain these approvals.

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

We or our collaborators may experience numerous complications in connection with preclinical or clinical trials that could delay or prevent clinical development, marketing approval or commercialization of our product candidates including:

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delay or failure to reach agreement on clinical trial contracts or clinical trial protocols with prospective trial sites;
•	unfavorable or inconclusive clinical trial results;
•	our decision or a regulatory recommendation or order to conduct additional clinical trials or abandon product development programs;
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

•

our decision, or a decision by regulators or institutional review boards, that may require us to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the availability of approved therapeutics for the relevant disease;
•	the proximity of patients to clinical sites;
•	the eligibility criteria for the trial;
•	the design of the clinical trial;
•	efforts to facilitate timely enrollment; and
•	competing clinical trials.

In addition, participation in our clinical trials will be affected by clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, at the request of the FDA, we have updated the forms used to obtain consent from patients in ongoing and future trials with tivozanib to include information about the preliminary OS results from the TIVO-3 trial as well as the other tivozanib clinical trial OS results to date. These results may impact the interest of clinicians and patients in participating in future clinical trials with tivozanib.

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the preliminary OS data for our TIVO-3 trial of data collected through October 4, 2019, and subsequently announced in November 2019, showed a hazard ratio of 1.06 (p-value=0.69); in January 2019, we revised the hazard ratio for the preliminary OS data to 1.12 (p-value=0.44) to reflect the survival status of a group of patients that had previously been lost to follow-up.  We cannot say at this time the degree to which these interim results will be predictive of the final trial results.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013 regarding the TIVO-1 trial.  However, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although we plan to make a decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the TIVO-3 trial could fail to achieve OS results that are satisfactory to the FDA, or could otherwise be rejected by the FDA as a basis for marketing approval for another reason.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. Although the TIVO-3 trial met its primary endpoint for PFS, the analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis, with approximately 50% of potential OS events having been reported. After taking into account the survival status of a group of patients that were previously lost to follow-up, the preliminary OS analysis showed a hazard ratio of 1.12 and a p-value of 0.44. In January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. If the TIVO-3 trial does not achieve a final OS result that is satisfactory to the FDA, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the TIVO-3 trial could be rejected by the FDA as a basis for marketing approval of tivozanib.

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

Even if a product candidate receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any collaborators, to market the product, and could cause regulatory authorities to take certain regulatory actions.

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

Any of these events could harm our business and operations and could negatively impact our stock price.

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. If the EMA finds that the results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, it could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling/use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA/European Commission could also determine to change, suspend or revoke the previously granted central marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

Even if our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

We have never commercialized a product, and even if one of our product candidates is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. There are already a number of therapies on the market competitive to tivozanib, as well as our other product candidates, in indications we intend to target.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential for marketing approval and commercialization, as well as those that are most aligned with our strategic goals. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential.

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

There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may be similar to our products, or of different types of products targeting the same indications we are pursuing. A number of multinational pharmaceutical companies, as well as large biotechnology companies, including, but not limited to, Amgen Inc., ArQule, Inc., AstraZeneca, Bayer, BMS, Eisai, Lilly, Exelixis, Gilead Sciences, Inc., GSK, Helsinn, XBiotech Inc., Incyte, Janssen Pharmaceuticals, Inc. (a division of Johnson and Johnson), Jazz Pharmaceuticals plc, Merck, NGM Bio, Novartis, Pfizer and Roche are pursuing development in diseases we focus on or are currently developing or marketing pharmaceuticals that target VEGFR, HGF/c-Met, ErbB3, GDF15/GFRAL, Notch 3 or other pathways on which we may focus. It is probable that the number of companies seeking to develop competing products and therapies will increase.

Many of our competitors, either alone or with their strategic partners, have greater financial, technical and human resources than we do and greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization. Many are already marketing products to treat the same indications, or having the same biological targets, as the product candidates we are developing, including with respect to RCC. In addition, many of these competitors have significantly greater commercial infrastructures than we have. We will not be able to compete successfully unless we effectively:

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. The FDA approved the combination of Opdivo and Yervoy for first-line RCC patients with intermediate or poor risk prognosis in April 2018. In addition, the IMmotion151 phase 3 combination study of bevacizumab and atezolizumab versus sunitinib in first-line RCC reported positive results for one of the co-primary endpoints, PFS; the JAVELIN Renal 101 phase 3 combination study of axitinib and avelumab versus sunitinib in first-line RCC reported positive results for one of the co-primary endpoints, PFS in PD-L1+ patients; and the KEYNOTE-426 phase 3 combination study of axitinib and pembrolizumab versus sunitinib in first-line RCC reported positive results for both primary endpoints of PFS and OS. Phase 3 studies for the treatment of HCC have been initiated for the combination of bevacizumab and atezolizumab as well as the combination of lenvatinib and pembrolizumab. If any of these additional combinations are approved, they could present additional competition for tivozanib.

We believe the products that are considered competitive with ficlatuzumab include those agents targeting the HGF/c-Met pathway. We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. There are also other agents that target ErbB3 as a part or all of their inhibitory mechanism. Only a limited number of agents have been approved for the treatment or prevention of cachexia caused by any disease. A number of agents with different mechanisms of action, however, have completed or are currently being studied in phase 2 or 3 trials in cachexia or muscle wasting. Currently, there are no ongoing clinical trials of Notch 3-specific inhibitors or any approved Notch 3-specific inhibitors in oncology; however, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors.

Even if we or our collaborators are able to commercialize any product candidate, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for tivozanib, EUSA, is currently in the process of seeking reimbursement approval for tivozanib in many of the countries in which tivozanib has been approved. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

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

We, in consultation with our collaborators, where applicable, design the clinical trials for our product candidates, but we rely on CROs and other third parties to perform many of the functions in managing, monitoring and otherwise carrying out many of these trials. We compete with larger companies for the resources of these third parties.

Although we plan to continue to rely on these third parties to conduct our ongoing and any future clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including GCPs, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

Reliance on third-party manufacturers entails certain risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. Other risks of our reliance on third-party manufacturers include the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified; the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current good manufacturing practices, or cGMPs. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or quantity or in the timeframe necessary to develop and commercialize the related products. If we successfully commercialize any of our drugs, we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline matures, we will have a greater need for commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing in the event that one or more of our product candidates gains marketing approval, third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis License Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis License Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. Novartis is currently in the process of transferring the AV-380 program and returning the AV-380 drug supply back to us. We are working to initiate preclinical toxicology studies mid-2019 to support a potential IND filing with the FDA.

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

If one or more of our strategic partners fails to develop or effectively commercialize product candidates for any of the foregoing reasons or any other reason, we may not be able to replace the strategic partner with another partner to develop and commercialize a product candidate under the terms of the strategic partnership. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by SPCs in certain European countries, and by similar legislation in other countries for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced.

The U.S. patent covering the tivozanib molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  In addition, SPCs have been granted in Germany, Italy, Portugal, Spain and Sweden, and are pending in 9 additional European countries, including Belgium, Denmark, France, Great Britain, and the Netherlands, for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.

If we or one of our strategic partners were to initiate legal proceedings against a third party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

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

With regard to tivozanib, we are aware of a third-party United States patent that contains broad claims related to the use of a TKI in combination with a DNA damaging agent such as chemotherapy or radiation, and we have received written notice from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of two separate families of United States patents and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use.  In the event that an owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we use in our AV-380 program, and from KHK for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications which we have licensed and on which our business depends or may prosecute them in a manner not in the best interests of our business. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, such as EUSA, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced. This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

We rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively and result in a material disruption of our product development programs.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our partners or fraudulently induce our employees or employees of our partners to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and computer viruses, cyber-attacks, or other system failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or our partners, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and we could incur significant increases in costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our partners occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

•

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our or our strategic partners’ existing or potential commercial markets.

•	We may not develop additional proprietary technologies that are patentable.
•	The patents of others may have an adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several events in the last decade have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the United States. The patent law introduces changes including a first-to-file system for determining which inventors may be entitled to receive patents, and a post-grant review process that allows third parties to challenge newly issued patents. It remains to be seen how the biopharmaceutical industry will be affected by such changes in the patent system. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States, and by the EMA and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although the TIVO-3 trial met its primary endpoint of PFS, if additional data does not sufficiently improve the OS results, we may not be able to obtain marketing approval from the FDA to successfully commercialize tivozanib in the United States.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions. In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any particular market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for our product candidates, which could significantly and materially harm our business.

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected the United Kingdom's membership of the EU will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the EU. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump Administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.  It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.  We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

In some countries, such as the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Disruptions at the FDA and other government agencies could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. From January 31, 2019 to the date of this Annual Report, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	the results of regulatory reviews and other regulatory correspondence relating to our product candidates;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors were involved in a number of legal proceedings, and more recently, in February 2019, we and certain of our present officers and a former officer were named as defendants in a purported class action lawsuit following our announcement of TIVO-3 data. See Part I, Item 3 of this report under the heading “Legal Proceedings.” These proceedings, and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

We and our collaborators may not achieve development and commercialization goals in the estimated time frames that we publicly announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-203, AV-380 and the AV-353 platform. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our preclinical studies or clinical trials, insufficient data or unsatisfactory results from trials, the amount of time, effort and resources committed to our programs and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the purported class action lawsuit described elsewhere in this Annual Report on Form 10-K under “Part I, Item 3 – Legal Proceedings”;

•	changes in our 2017 Loan Agreement with Hercules, including the existence of any event of default that may accelerate payments due thereunder;
•	non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

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

At December 31, 2018, we had approximately $24.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U. S. government money market fund and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us, or provide favorable coverage. A lack of research coverage may negatively impact the market price of our common stock. To the extent we do have analyst coverage, if one or more analysts downgrade our stock or change their opinion of our stock, our share price would likely decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

As of December 31, 2018, we had federal net operating loss carryforwards of $527.3 million, of which $502.6 million will, if not used, expire at various dates through 2037, and federal research and development tax credit carryforwards of $10.9 million, which will, if not used, expire at various dates through 2038. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Act, that significantly revised the Code. The Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

On February 25, 2019, a class action lawsuit was filed against us and certain of our present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  The complaint purports to be brought on behalf of shareholders who purchased our common stock between August 4, 2016 through January 31, 2019.  The complaint generally alleges that we and the officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and/or failing to disclose that the TIVO-3 trial was inadequately designed to address the OS concerns from the TIVO-1 trial, that tivozanib had insufficient survival data to meet FDA approval following its initial 2013 rejection, and that this lack of sufficient survival data would put tivozanib at greater risk of delayed FDA approval.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

For a discussion of certain legal proceedings against us that are no longer pending, including two class action lawsuits filed against us and certain of our former officers and directors in 2013 and a lawsuit filed against us and our former officers by the SEC in 2016, each alleging that we violated federal securities laws by misleading investors about our efforts to obtain FDA approval for tivozanib, refer to Part II, Item 7 of this report under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview—Class Action Settlement and Settlement Warrants” and Note 13 – “Legal Proceedings”, in our consolidated financial statements.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “AVEO”.

Holders

As of March 8, 2019, there were approximately 43 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The graph below matches AVEO Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2013 to 12/31/2018.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/13	12/14	12/15	12/16	12/17	12/18
AVEO Pharmaceuticals, Inc.	100.00	45.91	68.85	29.51	152.46	87.43
Nasdaq Composite	100.00	114.62	122.81	133.19	172.11	165.84
Nasdaq Biotechnology	100.00	131.71	140.56	112.25	133.67	121.24

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2018 and 2017 and the Statement of Operations Data for each of the three years in the period ended December 31, 2018 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2016, 2015 and 2014, and the Statement of Operations Data for each of the two years in the period ended December 31, 2015 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Statement of Operations data:	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenue	$5,409	$7,579	$2,515	$19,024	$18,123
Operating expenses:
Research and development	20,652	25,179	23,703	12,875	38,254
General and administrative	10,781	9,138	8,205	10,217	18,589
Settlement costs	(667)	2,073	—	4,000	—
Restructuring and lease exit	—	—	—	4,358	11,729
Total operating expenses	30,766	36,390	31,908	31,450	68,572
Loss from operations	(25,357)	(28,811)	(29,393)	(12,426)	(50,449)
Interest expense, net	(2,191)	(2,373)	(1,949)	(2,286)	(2,356)
Change in fair value of PIPE Warrant liability	19,919	(33,740)	4,751	—	—
Other income (expense)	2,300	—	(195)	(289)	66
Net loss before income taxes	(5,329)	(64,924)	(26,786)	(15,001)	(52,739)
Provision for income taxes	—	(101)	(101)	—	—
Net loss	$(5,329)	$(65,025)	$(26,887)	$(15,001)	$(52,739)
Net loss per share - basic	$(0.04)	$(0.61)	$(0.39)	$(0.27)	$(1.01)
Weighted average number of common shares outstanding	120,592	105,930	69,268	55,701	52,289
Net loss per share - diluted	$(0.19)	$(0.61)	$(0.39)	$(0.27)	$(1.01)
Weighted average number of common shares and dilutive common share equivalents outstanding	130,731	105,930	69,268	55,701	52,289

	Years Ended December 31,
Balance sheet data:	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalent, and marketable securities	$24,427	$33,525	$23,348	$34,135	$52,306
Working capital	9,818	18,059	15,966	27,978	18,773
Total assets	27,935	50,198	27,285	40,542	70,662
Loans payable, including current portion, net of discount	19,033	18,477	14,003	9,471	20,652
Accumulated deficit	(595,009)	(586,969)	(521,916)	(495,029)	(480,028)
Total stockholders' (deficit) equity	(27,227)	(40,763)	(1,923)	17,227	20,606

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should read the “Risk Factors” section in Part 1, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. In November 2018, we announced that our phase 3 randomized, controlled, multi-center, open-label trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy, which we refer to as the TIVO-3 trial, met its primary endpoint of progression-free survival, or PFS. Data for the secondary endpoint of the TIVO-3 trial, overall survival, or OS, was not mature as of the time of the final PFS analysis. In January 2019, the U.S. Food and Drug Administration, or FDA, recommended that we not submit a new drug application, or NDA, for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from our previously completed phase 3 trial for tivozanib in the first-line treatment of RCC, which we refer to as the TIVO-1 trial.  Following discussion with the FDA, we have extended the timeline for the TIVO-3 trial OS analysis and plan to conduct another interim OS analysis in August 2019.  We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

We are leveraging several collaborations in the development of tivozanib.  We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through our partner, tivozanib is approved in the European Union, or EU, as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.  We are conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. Leveraging early monotherapy results in HCC, we have a clinical collaboration to study tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC.  In addition, a new formulation of tivozanib is in pre-clinical development for the treatment of age-related macular degeneration.

As part of our strategy, we have also entered into partnerships to help fund the development and commercialization of our other product candidates. Ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, is currently being tested in several investigator sponsored studies jointly funded by us and one of our development partners for the potential treatment of squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer.  Our partner for AV-203, an anti-ErbB3 monoclonal antibody, is planning to initiate clinical studies in China in 2019 in esophageal squamous cell carcinoma, or ESCC, and has committed to funding the development of AV-203 through proof-of-concept.  We have recently regained the rights to AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia, and are working to initiate preclinical toxicology studies mid-2019 to support the potential filing of an investigational new drug application, or IND, with the FDA.  We are evaluating options for the development of our preclinical AV-353 platform which targets the Notch 3 pathway.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2018, we had approximately $24.4 million in cash, cash equivalents and marketable securities. In February 2019, we sold approximately 12.5 million shares of our common stock pursuant to our sales agreement with SVB Leerink, or the Leerink Sales Agreement, and received approximately $7.5 million in net proceeds. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. We may not receive milestone payments or be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, VEGFR tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal and breast cancers, as well as in age-related macular degeneration. We have exclusive rights to develop and commercialize tivozanib in all countries outside of Asia and the Middle East under a license from Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KHK. We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic ocular conditions, to which we have retained development rights in all of our licensed territories. We are planning further development of tivozanib as a combination therapy with immune checkpoint inhibitors for the treatment of RCC and HCC.

Strategic Partnerships

AstraZeneca

In December 2018, we entered into a clinical supply agreement, or the AstraZeneca Agreement, with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in combination with tivozanib as a first-line treatment for patients with advanced, unresectable HCC in a phase 1/2 study. We will serve as the study sponsor; each party will contribute the clinical supply of its study drug; and study costs will be otherwise shared equally. The phase 1 portion of the study is expected to commence in 2019. We did not incur any costs under the AstraZeneca Agreement in the year ended December 31, 2018.

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

In December 2017, CANbridge filed an IND application with the China National Drug Administration, or CNDA, for a clinical study of AV-203 in ESCC. CANbridge’s IND application was accepted by the CNDA in August 2018. CANbridge has advised us that it plans to initiate a phase 1b/extension trial in ESCC in 2019.

Upon entry into the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In August 2018, CANbridge obtained regulatory approval of its IND application from the CNDA for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

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

EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the EUSA Agreement in 2015, and $4.0 million in September 2017 upon its receipt of marketing authorization from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of our total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. In February 2018 and in November 2018, EUSA obtained reimbursement approvals from the NICE in the United Kingdom and the GKV-SV in Germany, respectively, for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment with respect to the reimbursement approval in the United Kingdom that was received from EUSA in March 2018 and a $2.0 million milestone payment with respect to the reimbursement approval in Germany that was received from EUSA in December 2018. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the United Kingdom following the reimbursement approval by the NICE in February 2018. In addition, EUSA has launched FOTIVDA in several non-EU5 European countries and is working toward launching FOTIVDA in additional European territories. We recognized approximately $0.5 million and $19,000 in revenue for sales royalties in the years ended December 31, 2018 and 2017, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including any reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments we earned in each of February 2018 and November 2018 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom and in Germany, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million, each. We paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively.

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

Novartis

In August 2015, we entered into a license agreement with Novartis, or the Novartis License Agreement, under which we granted Novartis the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. Novartis was responsible under the Novartis License Agreement for the development, manufacture and commercialization of our antibodies and any resulting approved therapeutic products. On June 29, 2018, Novartis notified us that it would be terminating our collaboration without cause following change in strategic direction at Novartis.  Effective August 28, 2018, the Novartis License Agreement was terminated, and we regained the rights to the AV-380 program. Novartis’ termination without cause triggered the termination of all licenses and other rights granted by us to Novartis with regard to the AV-380 program, and the grant by Novartis to us of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring the AV-380 program back to us.

On December 18, 2018, we entered into an agreement with Novartis, or the AV-380 Transfer Agreement, to further establish and clarify the terms on which the AV-380 program will be returned to us and to support our continuing development of the AV-380 program.  The AV-380 Transfer Agreement provides for the continued transfer to AVEO of the AV-380 program as well as cooperation regarding our future regulatory filings relating to AV-380. Novartis is also required to provide the AV-380 drug supply, valued at approximately $4.0 million, to us at no charge. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to us of $2.3 million in January 2019, which we used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement as further described below under the heading “—St. Vincent’s Hospital.” The AV-380 Transfer Agreement contains mutual releases by both parties of all claims arising out of the Novartis Agreement, other than indemnification obligations. Novartis has also agreed that it will not develop, manufacture or commercialize any anti-GDF15 antagonist antibody for three years following the date of the AV-380 Transfer Agreement.

In connection with the AV-380 Transfer Agreement, the $2.3 million payment obligation due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. We evaluated the return of the AV-380 drug supply, valued at approximately $4.0 million, and determined that the inventory was not capitalizable as future economic benefit is not probable at this time due to the AV-380 drug candidate being in the pre-clinical development stage.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make future milestone payments, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. As further described above under the heading “—Novartis”, we used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. In addition, we will be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales we or our sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year. Our royalty payment obligations for a licensed therapeutic product in a particular country end on the later of 10 years after the date of first commercial sale of such licensed therapeutic product in such country or expiration of the last-to-expire valid claim of the licensed patents covering such licensed therapeutic product in such country and are subject to offsets under certain circumstances.

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

We have upfront, milestone and royalty payment obligations payable to KHK under our KHK Agreement. Upon entering into the KHK Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation. Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial and would not owe a milestone payment to KHK when we file our anticipated NDA with the FDA following the receipt of positive TIVO-3 topline data. If we obtain approval for tivozanib in the United States, we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018 and in November 2018 upon EUSA’s reimbursement approval for FOTIVDA as a first-line treatment for RCC in the United Kingdom and in Germany, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million each. We paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively.

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

Financial Overview

We do not have a history of being profitable and, as of December 31, 2018, we had an accumulated deficit of $595.0 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “—Going Concern” and “Liquidity and Capital Resources—Liquidity and Going Concern” sections for a further discussion of our funding requirements.

Revenue

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers, or ASC 606. Refer to Note 3, “Significant Accounting Policies - Revenue Recognition” and Note 4, “Collaborations and License Agreements”, to our consolidated financial statements included elsewhere in this Annual Form 10-K for further information.

Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA).

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

We anticipate that research and development expenses will continue to decrease during 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by an increase in connection with the planned commencement in 2019 of a phase 1/2 study of tivozanib in combination with IMFINZI (durvalumab) in advanced, unresectable HCC in collaboration with AstraZeneca. This estimate excludes possible additional clinical trials we may sponsor and any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results and subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will remain at current levels during 2019, excluding pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results and subject to the availability of sufficient financial resources.

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We recorded a loss for the years ended December 31, 2018, 2017, and 2016, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2018, 2017, and 2016, except for a $0.1 million provision recorded in each of the years ended December 31, 2017 and 2016 related to withholding taxes incurred in a foreign jurisdiction.

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

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrants liability and estimated Settlement Liability, and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the year ended December 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 13, 2018, except as set forth below:

On January 1, 2018, we adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of the accumulated deficit. The adoption of ASC 606 resulted in an approximate $2.7 million increase in each of deferred revenue and the accumulated deficit at the transition date. The transition adjustment related solely to our EUSA Agreement. The transition adjustment resulted from a change to our accounting policy with respect to the recognition of milestone payments as a result of adopting ASC 606. Refer to Note 3 – “Significant Accounting Policies - Revenue Recognition” and Note 4 – “Collaborations and License Agreements – EUSA”, to our consolidated financial statements included elsewhere in this Annual Form 10-K for further information.

Revenue Recognition

Our revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Our policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition method. Under this method, we have recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet. Financial results for the year ended December 31, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we determine we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation(s). As part of the accounting for these arrangements, we must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The exercise of a material right is accounted for as a contract modification for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices, or SSP, on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assess each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time based on the use of an output or input method.

Licenses of intellectual property: The terms of our license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of our ongoing activities. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from the portion of the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises (that is, for licenses that are not distinct from other promised goods and services in an arrangement), we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Research and development funding: Arrangements that include payment for research and development services are generally considered to have variable consideration. If and when we assess the payment for these services is no longer subject to the constraint on variable consideration, the related revenue is included in the transaction price.

Milestone payments:  At the inception of each arrangement that includes non-refundable payments for contingent milestones, including preclinical research and development, clinical development and regulatory, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of the achievement of contingent milestones and the likelihood of a significant reversal of such milestone revenue, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and licensing revenue in the period of adjustment. This quarterly assessment may result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The following table summarizes the total revenues earned in the years ended December 31, 2018, 2017 and 2016, respectively, by partner (in thousands). Refer to Note 4 “Collaborations and License Agreements” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding specific details.

	Years Ended December 31,
	2018	2017	2016
Strategic Partner:	($ in thousands)
EUSA	$3,409	$4,414	$395
CANbridge	2,000	1,000	1,028
Novartis	—	1,800	—
Biogen Idec	—	—	38
Pharmstandard	—	—	939
Ophthotech	—	115	115
Other	—	250	—
Total revenues	$5,409	$7,579	$2,515

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2018, 2017 and 2016, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

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

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. We have also granted awards that vest upon the achievement of market conditions. Per ASC 718, Share-Based Payments, market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. We estimate the fair value of awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of our stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

We use the Black-Scholes option pricing model to value our stock option awards without market conditions, which requires us to make certain assumptions regarding the expected volatility of our common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to our common stock. We calculate volatility using our historical stock price data. Due to the lack of our own historical data, we elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of our stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to non-employee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete.

During the years ended December 31, 2018, 2017 and 2016, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

Years Ended December 31,
	2018	2017	2016
Volatility factor	80.18% - 83.61%	71.82% - 80.15%	72.18% - 74.47%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	3.00 - 6.25
Risk-free interest rates	2.64% - 3.10%	1.84% - 2.22%	1.07% - 2.01%
Dividend yield	—	—	—

On January 1, 2017, we adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur. Prior to 2017, we included an estimate of the value of the awards that would be forfeited in calculating compensation costs, which we estimated based upon actual historical forfeitures.

We recognized stock-based compensation expense of approximately $2.5 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had approximately $5.8 million of total unrecognized stock-based compensation expense for stock options, which we expect to recognize over a weighted-average period of approximately 2.5 years.

We record compensation expense only for those awards that ultimately vest.

We have historically granted stock options at exercise prices that are not less than the fair market value of our common stock.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 17,642,482 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3, “Significant Accounting Policies - Warrants Issued in Connection with Private Placement” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a further discussion.

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

As of December 31, 2018, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc., or Hercules, 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and we issued 544,041 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded a non-cash gain of approximately $19.9 million in the year ended December 31, 2018, a non-cash loss of $33.7 million in the year ended December 31, 2017 and a non-cash gain of approximately $4.8 million in the year ended December 31, 2016 in our Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from lower stock prices as of December 31, 2018, higher stock prices as of December 31, 2017 and lower stock prices as of December 31, 2016, relative to prior periods. We recorded a reduction in the warrant liability attributable to warrant exercises, with a corresponding increase to additional paid-in capital, of approximately $1.2 million, $0.6 million and $0 in the years ended December 31, 2018, 2017 and 2016, respectively.

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	December 31, 2017	December 31, 2018
Expected price volatility	76.25%	78.18%	84.86%	82.64%
Expected term (in years)	5.00	4.50	3.50	2.50
Risk-free interest rates	1.22%	1.93%	2.09%	2.47%
Stock price	$0.89	$0.54	$2.79	$1.60
Dividend yield	—	—	—	—

Prior Class Action Settlement and Settlement Warrants

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

The settlement became effective on June 29, 2018, or the Effective Date, which was the date on which all of the following conditions had been met: (a) a Final Judgment containing the requisite release of claims had been entered by the District Court; (b) no appeal was pending with respect to the Final Judgment; (c) the Final Judgment had not been reversed, modified, vacated or amended; (d) the time to file any appeal from the Final Judgment had expired without the filing of an appeal or an order dismissing the appeal or affirming the Final Judgment had been entered, and any time to file a further appeal (including a writ of certiorari or for reconsideration of the appeal) had expired; and (e) the MOU and any settlement agreement with respect to the claims released in the Final Judgment had not expired or been terminated. Pursuant to the Final Judgment, all claims against us were released upon the Effective Date. In addition, pursuant to the Stipulation, we had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery were eliminated on the Effective Date. We had agreed to use our best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date. On July 16, 2018, we issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. We recorded a non-cash gain of approximately $0.7 million in the year ended December 31, 2018 in our Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants from December 31, 2017 to the date the Settlement Warrants were issued. In July 2018, upon the issuance of the Settlement Warrants, we reclassified the approximate $1.4 million value of the Settlement Warrants from a liability to stockholders equity as a component of additional paid-in capital based upon the terms of the warrant agreement and, accordingly, the approximate $1.4 million contingent liability on our balance sheet associated with the warrant portion of the settlement was eliminated.

Refer to Note 13, “Legal Proceedings” to our consolidated financial statements and Part I, Item 3 under the heading “Legal Proceedings” included elsewhere in this Annual Report on Form 10-K, for a further discussion of the Class Action settlement.

The key assumptions used to estimate the fair value of the Settlement Warrants were as follows:

	December 31, 2017	June 30, 2018
Expected price volatility	101.52%	62.74%
Expected term (in years)	1.00	1.00
Risk-free interest rates	1.76%	2.37%
Stock price	$2.79	$2.90
Dividend yield	—	—

Results of Operations

Comparison of Years Ended December 31, 2018, 2017 and 2016

Revenues

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
Strategic Partner:	($ in thousands)
EUSA	$3,409	$4,414	$395	$(1,005)	(23)%	$4,019	1017%
CANbridge	2,000	1,000	1,028	1,000	100%	(28)	(3)%
Novartis	—	1,800	—	(1,800)	(100)%	1,800	100%
Biogen Idec	—	—	38	—	—%	(38)	(100)%
Pharmstandard	—	—	939	—	—%	(939)	(100)%
Ophthotech	—	115	115	(115)	(100)%	—	—%
Other	—	250	—	(250)	(100)%	250	100%
Total revenues	$5,409	$7,579	$2,515	$(2,170)	(29)%	$5,064	201%

In 2018 as compared to 2017, revenue decreased under our partnership with EUSA by $1.0 million due primarily to a change in our accounting policy with respect to milestone payments as a result of the adoption of ASC 606 on January 1, 2018.

Previously, under ASC 605, we recognized regulatory milestones when they were achieved. Under ASC 606, milestone payments are included in the transaction price when they are no longer subject to the variable consideration constraint and, to the extent the milestone payment corresponds to a performance obligation where revenue is recognized over time, the milestone payment is recognized over the performance period.

The $4.0 million research and development reimbursement payment upon marketing approval by the European Commission in RCC in August 2017 was recognized as revenue in the third quarter of 2017 in accordance with ASC 605-28, Revenue Recognition—Milestone Method. The impact of the adoption of ASC 606 on January 1, 2018 resulted in increases of approximately $2.7 million in each of deferred revenue and the accumulated deficit. This amount represents the portion of the $4.0 million research and development reimbursement payment for marketing approval by the European Commission in RCC that will be recognized over the remainder of our performance period through 2022 pursuant to the provisions of ASC 606.

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

In November 2018, EUSA obtained reimbursement approval for tivozanib (FOTIVDA) from the GKV-SV in Germany in first-line RCC and, accordingly, we earned a $2.0 million milestone payment from EUSA. In accordance with ASC 606, we recognized approximately $0.9 million of this milestone payment in revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in November 2018, with the approximate $1.1 million balance classified as deferred revenue that is being recognized as revenue over the remainder of our performance period through April 2022.

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our consolidated financial statements included elsewhere in this Annual Form 10-K, regarding the specific application of ASC 606 to our EUSA Agreement. Refer to Note 3 “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our consolidated financial statements included elsewhere in this Annual Form 10-K, for a comparison of revenue recognized during the year ended December 31, 2018 under ASC 606 compared to the revenue that would have been recognized in that period had we continued to apply the provisions of ASC 605.

In 2018 as compared to 2017, revenue increased by $1.0 million under our partnership with CANbridge. In August 2018, CANbridge obtained regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment. Also, CANbridge agreed to reimburse us $1.0 million for certain manufacturing costs and expenses incurred by us prior to the effective date of the CANbridge agreement with respect to AV-203. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, including one in March 2017 and one in September 2017. The timing and amount of revenue recognition for the payments received from CANbridge are the same under ASC 605 and ASC 606.

In 2018 as compared to 2017, revenue decreased by $1.8 million under our former partnership with Novartis. In February 2017, Novartis paid $1.8 million out of its then future payment obligations to us under the former license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017.

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

Research and Development Expenses

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Tivozanib	$18,249	$21,594	$21,231	$(3,345)	(15)%	$363	2%
AV-380 Program in Cachexia	—	1,850	464	(1,850)	(100)%	1,386	299%
Ficlatuzumab	586	587	746	(1)	(0)%	(159)	(21)%
AV-203	670	—	76	670	100%	(76)	(100)%
Other pipeline programs	—	156	—	(156)	(100)%	156	100%
Overhead	1,147	992	1,186	155	16%	(194)	(16)%
Total research and development expenses	$20,652	$25,179	$23,703	$(4,527)	(18)%	$1,476	6%

In 2018 as compared to 2017, research and development expenses decreased by $4.5 million, principally due to decreases of $3.3 million in net tivozanib expenses and $1.8 million in AV-380 for a time-based milestone obligation due to St. Vincent’s in the first quarter of 2017 that was not incurred in 2018, partially offset by the $0.7 million sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned under the CANbridge Agreement for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC.

The $3.3 million net decrease in tivozanib expenses principally included decreases of $6.5 million for expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017 and $0.8 million for expenses related to pre-commercial manufacturing, partially offset by increases of $2.4 million for expenses related to the preparation of a possible NDA submission and $1.2 million in sublicense fees due to KHK in connection with the $2.0 million milestones we earned under our EUSA Agreement in each of February 2018 and November 2018 for reimbursement approvals in the United Kingdom and Germany, respectively, for the first line treatment of RCC. We initiated the TIVO-3 trial in May 2016 and completed enrollment in August 2017. In 2018 as compared to 2017, the majority of the patients were off treatment in the TIVO-3 trial compared to the trial being in active enrollment in the same period in 2017. We initiated the TiNivo trial in March 2017 and completed enrollment in December 2017.

We anticipate that research and development expenses will continue to decrease during 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by an increase in connection with the planned commencement in 2019 of a phase 1/2 study of tivozanib in combination with IMFINZI (durvalumab) in advanced, unresectable HCC in collaboration with AstraZeneca. This estimate excludes possible additional clinical trials we may sponsor and any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results and subject to the availability of sufficient financial resources.

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

In 2017 as compared to 2016, the $0.4 million net increase in tivozanib expenses included an increase of $1.3 million, primarily related to the advancement of the TIVO-3 and TiNivo trials, partially offset by a $0.9 million reduction related to cost sharing provided by EUSA in connection with the TiNivo trial. In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial and made a research and development reimbursement payment to us of $2.0 million that was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. In 2017, we recognized an approximate $0.9 million reduction in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs incurred as of December 31, 2017 as the TiNivo trial was ongoing at the time EUSA made its opt-in election and EUSA paid the $2.0 million maximum amount of cost sharing per the license agreement in advance. The remaining $1.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of December 31, 2017 and is being recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

In 2017 as compared to 2016, the $1.4 million increase in AV-380 expense is principally due to $1.8 million in research and development expense that was recognized in the first quarter of 2017 in connection with a time-based milestone obligation due to St. Vincent’s. In the first quarter of 2016, we recognized approximately $0.4 million in research and development expense in connection with a milestone obligation due to St. Vincent’s related to the selection of a development candidate.

General and Administrative Expenses

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
General and administrative	$10,781	$9,138	$8,205	$1,643	18%	$933	11%

In 2018 as compared to 2017, general and administrative expenses increased by $1.6 million, principally due to increases of $0.5 million in professional fees and $1.0 million in non-cash stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

We anticipate that our general and administrative expenses will remain at current levels during 2019, excluding pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results and subject to the availability of sufficient financial resources.

In 2017 as compared to 2016, general and administrative expenses increased by $0.9 million, principally due to an increase of $0.8 million in professional fees, including legal fees, investor relations and audit fees.

Settlement Costs

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Settlement costs	$(667)	$2,073	$—	$(2,740)	(132)%	$2,073	100%

In December 2017, we entered into a MOU related to our class action settlement that included the issuance of the 2.0 million Settlement Warrants to purchase shares of our common stock. The Settlement Warrants were revalued at each balance sheet date prior to issuance. On July 16, 2018, we issued and delivered the Settlement Warrants.

In 2018, settlement costs decreased attributable to the decreases in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate of our common stock used in the Black-Scholes valuations relative to prior periods.

Change in Fair Value of PIPE Warrant Liability

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Change in fair value of PIPE Warrant liability	$19,919	$(33,740)	$4,751	$53,659	(159)%	$(38,491)	(810)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date.

In 2018, we recorded an approximate non-cash gain of $19.9 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $1.60 on December 31, 2018 compared to the stock price of $2.79 on December 31, 2017.

In 2017, we recorded an approximate non-cash loss of $33.7 million in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $2.79 on December 31, 2017 compared to the stock price of $0.54 on December 31, 2016.

In 2016, we recorded an approximate $4.8 million non-cash gain in our Statement of Operations attributable to the decrease in the fair value of the warrant liability that principally resulted from a lower stock price of $0.54 on December 31, 2016 as compared to the stock price of $0.89 on the date of issuance of the PIPE warrants in May 2016.

Other Income (Expense)

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Other income (expense)	$2,300	$—	$(195)	$2,300	100%	$195	(100)%

In December 2018, we entered into the AV-380 Transfer Agreement with Novartis, pursuant to which Novartis was obligated to make a one-time payment to us of $2.3 million. The $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income.

Interest Expense, net

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Interest expense, net	$(2,191)	$(2,373)	$(1,949)	$182	(8)%	$(424)	22%

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

In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime interest rate, which is a component of the overall interest rate.

We anticipate that interest expense in 2019 will remain at current levels. In November 2018, Hercules granted the first 6-month extension of the interest-only period, which resulted in the deferment of principal payments until August 1, 2019.

Provision for Income Taxes

	Years Ended December 31,			2018 / 2017 Comparison		2017 / 2016 Comparison
	2018	2017	2016	$	%	$	%
	($ in thousands)
Provision for Income Taxes	$—	$101	$101	$(101)	(100)%	$—	—%

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

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations at December 31, 2018 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Hercules loan agreement (1)	$24,527	$6,122	$18,405	$—	$—
Clinical trial costs and contract research (2)	13,668	12,456	1,212	—	—
Operating leases (3)	60	60	—	—	—
SVH time-based milestone (4)	2,300	2,300	—	—	—
Total contractual obligations	$40,555	$20,938	$19,617	$—	$—

(1)	Includes scheduled interest payments and end of term payments totaling $1.1 million due in connection with the 2016 Amendment and 2017 Loan Agreement.

(2)

Clinical trial costs and contract research principally include contracts for human clinical trials and clinical drug manufacturing and distribution. In the event a contract is terminated prior to the planned completion, the amount paid under such contracts may be less than the amounts presented.

(3)

We sublease our principal office facility at One Broadway in Cambridge, MA. Our lease arrangement is cancellable within 30 days’ notice to our landlord. As a result, our operating lease obligation as of December 31, 2018 is the January 2019 rent payable to our landlord.

(4)

Under our license agreement with Kyowa Hakko Kirin, we are required to make certain milestone payments upon the achievement of specified regulatory milestones. We are also required to pay 30% of certain amounts we receive from sublicensees, including upfront license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. Also, under our license agreement with St. Vincent’s, we are required to make certain milestone payments upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications. In addition, we are also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million. At this time, we cannot reasonably estimate when or if we may be required to make other additional payments to Kyowa Hakko Kirin, St. Vincent’s or Biogen and have not included any additional amounts in the table above. For example, we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. In addition, we are required to make future milestone payments to St. Vincent’s Hospital, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 as described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory. As further described above under the heading “—Novartis”, we used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019.

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

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $24.4 million. See “—Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(25,026)	$(19,164)	$(31,066)
Net cash provided by (used in) investing activities	18,579	(10,402)	(764)
Net cash provided by financing activities	15,925	29,419	20,292
Net increase (decrease) in cash and cash equivalents	$9,478	$(147)	$(11,538)

Our operating activities used cash of $25.0 million, $19.2 million and $31.1 in 2018, 2017 and 2016, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $18.6 million in 2018, and used cash of $10.4 million and $0.8 million in 2017 and 2016, respectively, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $15.9 million, $29.4 million and $20.3 million in 2018, 2017 and 2016, respectively. In 2018, we raised approximately $15.9 million net from the issuance of our common stock, including approximately $5.1 million in net proceeds from an underwritten public offering of 2.5 million shares of our common stock in August 2018, $10.3 million in net proceeds from the sale of approximately 4.7 million shares of our common stock pursuant to the Leerink Sales Agreement in the fourth quarter of 2018 and approximately $1.0 million from the exercise of PIPE Warrants and stock options, offset by a $0.5 million end-of-term debt payment in January 2018 in connection with the 2014 Amendment of our loan First Loan Agreement with Hercules (all capitalized terms being defined in the section below, “Credit Facilities”). In 2017, we raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of 34.5 million shares of our common stock, $8.8 million from sales of 6.5 million shares of our common stock under our former Sales Agreement with FBR & Co., or FBR, (formerly MLV & Co. LLC), $5.0 million from additional borrowings under our Hercules Loan Agreement and $0.3 million from the issuance of 0.3 million shares of our common stock upon the exercise of 0.3 million PIPE warrants, offset by $0.1 million in debt issuance costs related to the 2017 Loan Agreement with Hercules. In 2016, we raised approximately $20.3 million in net cash proceeds, including $15.4 million in net proceeds from a private placement of 17,642,842 units, each including one share of our common stock and a warrant to purchase one share of our common stock, and $4.9 million in net proceeds from additional borrowings under our Hercules Loan Agreement.

Settlement Warrants

On July 16, 2018, we issued and delivered 2.0 million Settlement Warrants to purchase shares of our common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to the section above, “Class Action Settlement and Settlement Warrants” for further discussion.

Sales Agreement with SVB Leerink

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

In February 2018, we entered into the Leerink Sales Agreement pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 4.7 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions.

In February 2019, we sold approximately 12.5 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of December 31, 2018, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc. 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and we issued 544,041 shares of our common stock and received approximately $0.5 million in cash proceeds.

Sales Agreement with FBR

In February 2015, we entered into a sales agreement, which we refer to as the FBR Sales Agreement, with FBR & Co. and MLV & Co. LLC, or together FBR, pursuant to which we issued and sold shares of our common stock from time to time up to an aggregate amount of $17.9 million, at our option, through FBR as our sales agent, with any sales of common stock through FBR being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act or in other transactions, in each case pursuant to an effective shelf registration statement on Form S-3. We agreed to pay FBR a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the FBR Sales Agreement.

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

Pursuant to the 2017 Loan Agreement, the loan maturity date has been revised from December 2019 to July 2021. We were not required to make principal payments until February 1, 2019, at which time we would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increased the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continued to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we will be required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The loan maturity date of July 1, 2021 remains unchanged. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Loan Agreement, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2018, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Liquidity and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $5.0 million to $6.0 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $49.0 million to $50.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $0.6 million to $0.8 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.0 million to $4.6 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

During the year ended December 31, 2018, we received approximately $23.6 million in funding, including approximately $7.1 million in partnership funding and approximately $16.4 million related to the sale of our common stock. The approximate $7.1 million in partnership funding included $4.0 million in milestone payments by EUSA for reimbursement approvals of RCC in the United Kingdom and Germany, $2.0 million in a milestone payment by CANbridge for the regulatory approval of an IND application for a clinical study of AV-203 in ESCC, approximately $0.3 million in royalties from the sales of FOTIVDA by EUSA and approximately $0.8 million in cost sharing payments. The approximate $16.4 million in funding from the sale of our common stock included the approximate $5.1 million in net proceeds from the sale of 2.5 million shares of our common stock in a public offering in August 2018, the approximate $10.3 million in net proceeds from the sale of approximately 4.7 million shares of our common stock pursuant to our Leerink Sales Agreement in the fourth quarter of 2018, and approximately $1.0 million related to the exercise of PIPE Warrants and stock options.

As of December 31, 2018, we had approximately $24.4 million in cash, cash equivalents and marketable securities, working capital of $9.8 million and an accumulated deficit of $595.0 million. In February 2019, we sold approximately 12.5 million shares of our common stock pursuant to our Leerink Sales Agreement and received approximately $7.5 million in net proceeds. Based on our available cash resources, we believe that we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

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

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings.
•	Partner a portion or all rights to the Company’s portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to our EUSA Agreement, we are entitled to receive up to an additional $6.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to KHK. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations.

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

We believe that our approximate $24.4 million in cash, cash equivalents and marketable securities at December 31, 2018, along with approximately $7.5 million received in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to the Leerink Sales Agreement in February 2019 and together with the extension of the interest-only period under the loan agreement with Hercules, which results in a deferment of principal payments until August 1, 2019, would allow us to fund our planned operations into the first quarter of 2020. This estimate assumes no receipt of additional milestone payments and royalties from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no additional sales of equity through the exercise of our outstanding PIPE Warrants or the Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

•

the cost and outcome of any legal actions against us, including the purported class action lawsuit filed against us in February 2019 described above under the heading “Part I, Item 3 – Legal Proceedings”;

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $24.4 million. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of December 31, 2018, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of December 31, 2018, the interest rate was 10.20%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of December 31, 2018, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

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

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. (the “Company“) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

Adoption of New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

March 14, 2019

AVEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$24,427	$14,949
Marketable securities	—	18,576
Accounts receivable	3,026	402
Insurance recovery (Note 13)	—	15,000
Clinical trial retainers	126	1,027
Other prepaid expenses and other current assets	356	229
Total current assets	27,935	50,183
Other assets	—	15
Total assets	$27,935	$50,198
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,499	$2,436
Accrued clinical trial costs and contract research	6,254	8,321
Other accrued liabilities	2,698	2,458
Loans payable, net of discount	3,254	—
Deferred revenue	1,658	395
Deferred research and development reimbursements	454	901
Estimated settlement liability (Note 13)	—	17,073
Other liabilities (Note 6)	300	540
Total current liabilities	18,117	32,124
Loans payable, net of current portion and discount	15,779	18,477
Deferred revenue	3,802	1,302
Deferred research and development reimbursements	—	222
PIPE Warrant liability (Note 7)	16,674	37,746
Other liabilities (Note 6)	790	1,090
Total liabilities	55,162	90,961
Stockholders' deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at each of December 31, 2018 and 2017; no shares issued and outstanding at each of December 31, 2018 and 2017	—	—
Common stock, $.001 par value: 250,000 shares authorized at each of December 31, 2018 and December 31, 2017; 126,485 and 118,325 shares issued and outstanding as of December 31, 2018 and 2017, respectively	126	118
Additional paid-in capital	567,655	546,092
Accumulated other comprehensive income (loss)	1	(4)
Accumulated deficit	(595,009)	(586,969)
Total stockholders’ deficit	(27,227)	(40,763)
Total liabilities and stockholders’ deficit	$27,935	$50,198

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Collaboration and licensing revenue	$4,947	$7,560	$2,515
Partnership royalties	462	19	—
	5,409	7,579	2,515
Operating expenses:
Research and development	20,652	25,179	23,703
General and administrative	10,781	9,138	8,205
Settlement costs (Note 13)	(667)	2,073	—
	30,766	36,390	31,908
Loss from operations	(25,357)	(28,811)	(29,393)
Other income (expense), net:
Interest expense, net	(2,191)	(2,373)	(1,949)
Change in fair value of PIPE Warrant liability	19,919	(33,740)	4,751
Other income (expense)	2,300	—	(195)
Other income (expense), net	20,028	(36,113)	2,607
Net loss before provision for income taxes	(5,329)	(64,924)	(26,786)
Provision for income taxes	—	(101)	(101)
Net loss	$(5,329)	$(65,025)	$(26,887)

Basic net loss per share:
Net loss per share	$(0.04)	$(0.61)	$(0.39)
Weighted average number of common shares outstanding	120,592	105,930	69,268

Diluted net loss per share:
Net loss per share	$(0.19)	$(0.61)	$(0.39)
Weighted average number of common shares and dilutive common share equivalents outstanding	130,731	105,930	69,268

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(5,329)	$(65,025)	$(26,887)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5	(10)	9
Comprehensive loss	$(5,324)	$(65,035)	$(26,878)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2015	58,182	$58	$512,201	$(3)	$(495,029)	$17,227
Issuance of common stock and warrants in a private placement, excluding to related parties (net of issuance costs of $1.6 million)	17,098	17	14,829	—	—	14,846
Issuance of common stock and warrants to related parties	544	1	524	—	—	525
Stock-based compensation expense related to equity-classified awards	—	—	999	—	—	999
Issuance of warrants in connection with a private placement	—	—	(9,344)	—	—	(9,344)
Issuance of warrants in connection with loans payable	—	—	667	—	—	667
Exercise of stock options	39	—	33	—	—	33
Issuance of common stock under employee stock purchase plan	—	—	2	—	—	2
Change in unrealized gain (loss) on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(26,887)	(26,887)
Balance at December 31, 2016	75,863	$76	$519,911	$6	$(521,916)	$(1,923)
Adjustment related to adoption of new stock option forfeiture standard	—	—	28	—	(28)	—
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $1.8 million)	28,080	28	12,191	—	—	12,219
Issuance of common stock to related parties	6,420	6	3,204	—	—	3,210
Issuance of common stock from the FBR sales agreement (net of issuance costs of $0.2 million)	6,470	6	8,810	—	—	8,816
Stock-based compensation expense related to equity-classified awards	—	—	1,089	—	—	1,089
Issuance of common stock in connection with warrant exercises	1,475	2	257	—	—	259
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	587	—	—	587
Exercise of stock options	17	—	15	—	—	15
Change in unrealized gain (loss) on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(65,025)	(65,025)
Balance at December 31, 2017	118,325	$118	$546,092	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	(2,711)
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $0.6 million)	509	—	597	—	—	597
Issuance of common stock to related parties	1,991	2	4,498	—	—	4,500
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	4,708	5	10,325	—	—	10,330
Issuance of Settlement Warrants in connection with a class action settlement (Note 13)	—	—	1,406	—	—	1,406
Stock-based compensation expense related to equity-classified awards	—	—	2,546	—	—	2,546
Issuance of common stock in connection with warrant exercises	544	1	543	—	—	544
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,153	—	—	1,153
Exercise of stock options	399	—	478	—	—	478
Issuance of common stock under employee stock purchase plan	9	—	17	—	—	17
Change in unrealized gain (loss) on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(5,329)	(5,329)
Balance at December 31, 2018	126,485	$126	$567,655	$1	$(595,009)	$(27,227)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(5,329)	$(65,025)	$(26,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	30
Stock-based compensation	2,546	1,089	999
Non-cash interest expense	556	514	465
Non-cash change in fair value of PIPE warrant liability	(19,919)	33,740	(4,751)
Non-cash charge for settlement costs (Note 13)	(667)	2,073	—
Amortization of premium and discount on investments	3	68	14
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	625	3,614
Insurance recovery (Note 13)	15,000	(15,000)	—
Prepaid expenses and other current assets	774	684	(340)
Other noncurrent assets	15	955	(827)
Accounts payable	1,063	250	760
Accrued clinical trial costs and contract research	(2,067)	4,323	2,032
Other accrued liabilities	240	927	(609)
Settlement liability (Note 13)	(15,000)	15,000	(4,000)
Deferred revenue	1,052	(510)	(1,488)
Deferred research and development reimbursements	(669)	1,123	—
Other liabilities	—	—	(78)
Net cash used in operating activities	(25,026)	(19,164)	(31,066)
Investing activities
Purchases of marketable securities	(6,733)	(34,852)	(29,421)
Proceeds from maturities and sales of marketable securities	25,312	24,450	28,664
Purchases of property and equipment	—	—	(7)
Net cash provided by (used in) investing activities	18,579	(10,402)	(764)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	11,471	21,294	14,846
Proceeds from issuance of common stock and warrants to related parties	4,500	3,210	525
Proceeds from issuance of loan payable and warrants	—	5,000	5,000
Proceeds from issuance of stock for stock-based compensation arrangements	494	15	36
Payment of loan maturity fees (Note 6)	(540)	—	—
Payments of debt issuance costs	—	(100)	(115)
Net cash provided by financing activities	15,925	29,419	20,292
Net increase (decrease) in cash and cash equivalents	9,478	(147)	(11,538)
Cash and cash equivalents at beginning of period	14,949	15,096	26,634
Cash and cash equivalents at end of period	$24,427	$14,949	$15,096
Supplemental cash flow information
Cash paid for interest	$1,986	$2,069	$1,539
Non-cash adjustment
Increase to deferred revenue due to adoption of ASC 606 - transition adjustment on January 1, 2018	$2,711	$—	$—
Non-cash financing activity
Fair value of warrants issued in connection with a class action settlement (Note 13)	$1,406	$—	$—
Fair value of warrants issued in connection with long term debt	$—	$—	$667
Fair value of warrants issued in connection with private placement	$—	$—	$9,344

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma (“RCC”). In November 2018, the Company announced that its phase 3 randomized, controlled, multi-center, open-label trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy (the “TIVO-3 trial”) met its primary endpoint of progression-free survival (“PFS”). Data for the secondary endpoint of the TIVO-3 trial, overall survival (“OS”), was not mature as of the time of the final PFS analysis. In January 2019, the U.S. Food and Drug Administration (the “FDA”) recommended that the Company not submit a new drug application (“NDA”) for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the Company’s previously completed phase 3 trial for tivozanib in the first-line treatment of RCC (the “TIVO-1 trial”).  Following discussion with the FDA, the Company has extended the timeline for the TIVO-3 trial OS analysis and plans to conduct another interim OS analysis in August 2019.  The Company anticipates reporting the results of this analysis in the fourth quarter of 2019, and plans to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

The Company is leveraging several collaborations in the development of tivozanib.  The Company has sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through the Company’s partner, tivozanib is approved in the European Union (the “EU”), as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company also has clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma (“HCC”).  The Company is conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). Leveraging early monotherapy results in HCC, the Company has a clinical collaboration to study tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC.  In addition, a new formulation of tivozanib is in pre-clinical development for the treatment of age-related macular degeneration.

As part of the Company’s strategy, the Company has also entered into partnerships to help fund the development and commercialization of its other product candidates. Ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody, is currently being tested in several investigator sponsored studies jointly funded by the Company and one of its development partners for the potential treatment of squamous cell carcinoma of the head and neck, acute myeloid leukemia, and pancreatic cancer.  The Company’s partner for AV-203, an anti-ErbB3 monoclonal antibody, is planning to initiate clinical studies in China in 2019 in esophageal squamous cell carcinoma (“ESCC”), and has committed to funding the development of AV-203 through proof-of-concept.  The Company recently regained the rights to AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia, and is working to initiate preclinical toxicology studies mid-2019 to support the potential filing of an investigational new drug application (“IND”) with the FDA.  The Company is evaluating options for the development of its preclinical AV-353 platform which targets the Notch 3 pathway.

As used throughout these consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its two wholly-owned subsidiaries, AVEO Pharma Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of December 31, 2018, the Company had cash, cash equivalents and marketable securities totaling approximately $24.4 million, working capital of $9.8 million and an accumulated deficit of $595.0 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of December 31, 2018, the Company had approximately $24.4 million in cash, cash equivalents and marketable securities. In February 2019, the Company sold approximately 12.5 million shares of its common stock pursuant to its sales agreement with SVB Leerink (the “Leerink Sales Agreement”) and received approximately $7.5 million in net proceeds. Based on its available cash resources, the Company does not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

•	Partner a portion or all rights to the Company’s portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $6.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Italy and Spain, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”) pursuant to the Company’s license agreement with KHK (the “KHK Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KHK, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KHK” for further details.

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

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet. Financial results for the year ended December 31, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The following table summarizes the total revenues earned in the years ended December 31, 2018, 2017 and 2016, respectively, by partner (in thousands). Refer to Note 4 Collaborations and License Agreements regarding specific details.

	Years Ended December 31,
	2018	2017	2016
Strategic Partner:	($ in thousands)
EUSA	$3,409	$4,414	$395
CANbridge	2,000	1,000	1,028
Novartis	—	1,800	—
Biogen Idec	—	—	38
Pharmstandard	—	—	939
Ophthotech	—	115	115
Other	—	250	—
Total revenues	$5,409	$7,579	$2,515

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.  As of December 31, 2018, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, Hercules Capital Inc. exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules Capital Inc.  259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 544,041 shares of its common stock and received approximately $0.5 million in cash proceeds. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

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

The Company recorded a non-cash gain of approximately $19.9 million in the year ended December 31, 2018, a non-cash loss of $33.7 million in the year ended December 31, 2017 and a non-cash gain of approximately $4.8 million in the year ended December 31, 2016 in its Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from lower stock prices as of December 31, 2018, higher stock prices as of December 31, 2017 and lower stock prices as of December 31, 2016, relative to prior periods. The Company recorded a reduction in the warrant liability attributable to warrant exercises, with a corresponding increase to additional paid-in capital, of approximately $1.2 million, $0.6 million and $0 in the years ended December 31, 2018, 2017 and 2016, respectively.

The following table rolls forward the fair value of the Company’s PIPE warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2018 (in thousands):

Issuance of Warrants on May 13, 2016	$9,344
Decrease in fair value	(4,751)
Fair value at December 31, 2016	$4,593
Increase in fair value	33,740
Reduction in warrant liability for PIPE Warrant exercises	(587)
Fair value at December 31, 2017	$37,746
Decrease in fair value	(19,919)
Reduction in warrant liability for PIPE Warrant exercises	(1,153)
Fair value at December 31, 2018	$16,674

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	December 31, 2017	December 31, 2018
Expected price volatility	76.25%	78.18%	84.86%	82.64%
Expected term (in years)	5.00	4.50	3.50	2.50
Risk-free interest rates	1.22%	1.93%	2.09%	2.47%
Stock price	$0.89	$0.54	$2.79	$1.60
Dividend yield	—	—	—	—

Prior Class Action Settlement and Settlement Warrants

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

In January 2018, the Company entered into a definitive stipulation of settlement agreement (the “Stipulation”).  In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”). Upon the conclusion of a 30-day appeal period, the Effective Date was deemed to be June 29, 2018. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15.0 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery was eliminated on the Effective Date. The Company had agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

Refer to Note 13, “Legal Proceedings” for further discussion of the Class Action settlement.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. The Company recorded a non-cash gain of approximately $0.7 million during the year ended December 31, 2018 in its Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants from December 31, 2017 to the date the Settlement Warrants were issued that principally resulted from a lower volatility rate relative to prior periods. In July 2018, upon the issuance of the Settlement Warrants, the Company reclassified the approximate $1.4 million value of the Settlement Warrants from a liability to stockholders equity as a component of additional paid-in-capital based upon the terms of the warrant agreement and, accordingly, the approximate $1.4 million contingent liability on the Company’s balance sheet associated with the warrant portion of the settlement was eliminated.

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

	December 31, 2017	June 30, 2018
Expected price volatility	101.52%	62.74%
Expected term (in years)	1.00	1.00
Risk-free interest rates	1.76%	2.37%
Stock price	$2.79	$2.90
Dividend yield	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2018 and December 31, 2017:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018
Cash and cash equivalents:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	8,215	1	—	8,216
Total cash, cash equivalents and marketable securities	$24,426	$1	$—	$24,427

December 31, 2017
Cash and cash equivalents:
Cash and money market funds	$14,949	$—	$—	$14,949
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	14,949	—	—	14,949

Marketable securities:
Corporate debt securities due within 1 year	$17,074	$1	$(5)	$17,070
U.S. government agency securities due within 1 year	1,506	—	—	1,506
Total marketable securities	18,580	1	(5)	18,576
Total cash, cash equivalents and marketable securities	$33,529	$1	$(5)	$33,525

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

As of December 31, 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper. During the year ended December 31, 2018, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of December 31, 2018, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at December 31, 2018 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	—	8,216	—	8,216
Total cash, cash equivalents and marketable securities	$16,211	$8,216	$—	$24,427
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$16,674	$16,674

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$14,949	$—	$—	$14,949
Corporate debt securities	—	—	—	—
Total cash and cash equivalents	$14,949	$—	$—	$14,949
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,070	$—	$17,070
U.S. government agency securities due within 1 year	—	1,506	—	1,506
Total marketable securities	$—	$18,576	$—	$18,576
Total cash, cash equivalents and marketable securities	$14,949	$18,576	$—	$33,525
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$37,746	$37,746
Settlement Warrant liability	—	—	2,073	2,073
Total warrant liabilities	$—	$—	$39,819	$39,819

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $30 thousand, respectively.

Long-lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.  The Company recognized $0 in impairment losses during each of the years ended December 31, 2018, 2017 and 2016, respectively.

Basic and Diluted Net Loss per Common Share

Basic net loss per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. For the year ended December 31, 2018, common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, and exclude the incremental common shares issuable upon the exercise of the Settlement Warrants as the corresponding exercise price exceeds the average fair value of the Company’s common stock during the period and their effect would be anti-dilutive. For the years ended December 31, 2017 and 2016, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following tables summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic net loss attributable to Aveo common stockholders	$(5,329)	$(65,025)	$(26,887)
Less: non-cash gains attributable to the change in fair value of the PIPE warrant liability	(19,919)	—	—
Diluted net loss attributable to Aveo common stockholders	$(25,248)	$(65,025)	$(26,887)

Weighted-average shares of common stock outstanding	120,592	105,930	69,268

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE warrants	10,138	—	—
Weighted average number of common shares outstanding and dilutive share equivalents outstanding	130,731	105,930	69,268
Basic net loss per share	$(0.04)	$(0.61)	$(0.39)
Diluted net loss per share	$(0.19)	$(0.61)	$(0.39)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2018, 2017 and 2016, respectively:

	Years Ended December 31,
	2018	2017	2016
Options outstanding	9,583,349	7,537,958	4,858,678
PIPE Warrants outstanding	—	17,383,415	17,642,482
Settlement Warrants outstanding	2,000,000	—	—
Other warrants outstanding	—	—	1,810,813
Total	11,583,349	24,921,373	24,311,973

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. Awards to nonemployee consultants are recorded at their fair values and are re-measured as of each balance sheet date until the recipient’s services are complete. During the years ended December 31, 2018, 2017 and 2016, the Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$774	$290	$293
General and administrative	1,772	799	706
Total stock-based compensation expense	$2,546	$1,089	$999

Stock-based compensation expense is allocated to research and development and general and administrative expenses based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2018, 2017 and 2016, the Company has $0, $0 and $0.8 million, respectively, of net assets located in the United Kingdom.

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

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method and applied the new guidance to the most current period presented with the cumulative effect of changes reflected in the opening balance of accumulated deficit. The Company conducted an analysis with respect to its then active revenue arrangements, which at the time included those with EUSA, CANbridge Life Sciences Ltd. (“CANbridge”) and Novartis International Pharmaceutical Ltd. (“Novartis”).

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

As a result of adopting ASC 606, the Company established a deferred revenue deferred tax asset, in the amount of $0.7 million, and a corresponding offsetting valuation allowance, such that there was not tax impact on the Company’s consolidated financial statements as a result of adopting ASC 606.

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

	Impact of ASC 606 Adoption on Consolidated Balance Sheet as of January 1, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,027	$632	$395
Deferred revenue, net of current portion	$3,381	$2,079	$1,302
Accumulated deficit	$(589,680)	$(2,711)	$(586,969)

The following tables summarize the impact of the adoption of ASC 606 to the Company’s consolidated financial statements at December 31, 2018 and for the year ended December 31, 2018 as follows (in thousands, except per share figures):

	Impact of ASC 606 Adoption on Consolidated Balance Sheet as of December 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Deferred revenue, current portion	$1,658	$1,263	$395
Deferred revenue, net of current portion	$3,802	$2,895	$907
Accumulated deficit	$(595,009)	$(4,158)	$(590,851)

	Impact of ASC 606 Adoption on Consolidated Statement of Operations and Comprehensive Loss
	Year Ended December 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Collaboration and licensing revenue	$4,947	$(1,448)	$6,395
Total revenues	$5,409	$(1,448)	$6,857
Loss before provision for income taxes	$(5,329)	$(1,448)	$(3,881)
Net income (loss) - basic	$(5,329)	$(1,448)	$(3,881)
Net income (loss) - diluted	$(25,248)	$(1,448)	$(23,800)
Net income (loss) per share - basic	$(0.04)	$(0.01)	$(0.03)
Net income (loss) per share - diluted	$(0.19)	$(0.01)	$(0.18)

	Impact of ASC 606 Adoption on Consolidated Statement of Cash Flows as of December 31, 2018
	As reported under ASC Topic 606	Adjustments	Balances without adoption of ASC Topic 606
Net loss	$(5,329)	$(1,448)	$(3,881)
Changes in deferred revenue	$1,052	$1,448	$(396)

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The Company adopted the new standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

(4) Collaborations and License Agreements

Out-License Agreements

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (PD-L1), in combination with tivozanib in first-line HCC in a phase 1/2 study. The Company will serve as the study sponsor; each party will contribute the clinical supply of its study drug; and study costs will be otherwise shared equally. The phase 1 portion of the study is expected to commence in 2019. The Company did not incur any costs under the AstraZeneca Agreement in the year ended December 31, 2018.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an initial new drug (“IND”) application with the China National Drug Administration (“CNDA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, CANbridge obtained regulatory approval of this IND application from the CNDA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

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

The Company determined that the $1.0 million in upfront consideration received upon the execution of the CANbridge Agreement in March 2016 and the $1.0 million reimbursement received in the year ended December 31, 2017 for certain manufacturing costs incurred by the Company prior to the Effective Date constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligations, each of these amounts were recognized upon receipt. Upon adoption of ASC 606 on January 1, 2018, none of the development and regulatory milestones were included in the transaction price, as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) regulatory approvals are outside of the control of CANbridge, (ii) certain development and regulatory milestones are contingent upon the success of future clinical trials, if any, which is out of the control of CANbridge, and (iii) efforts by CANbridge. Any consideration related to development and regulatory milestones will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to CANbridge and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue during the year ended December 31, 2018, as the Company did not have any ongoing performance obligations under the CANbridge Agreement.

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

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing authorization from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC.  In September 2017, EUSA elected to opt-in to co-develop the ongoing TiNivo trial. As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”), and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. In February 2018 and in November 2018, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom and the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to the reimbursement approval in the United Kingdom that was received from EUSA in March 2018 and a $2.0 million milestone payment with respect to the reimbursement approval in Germany that was received from EUSA in December 2018. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries (“EU5”), marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments the Company earned in each of February 2018 and in November 2018 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom and the GKV-SV in Germany, respectively, for the first-line treatment of RCC were subject to the 30% KHK sublicense fee, or $0.6 million, each. The Company paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

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

The Company evaluated the promised goods and services at the inception of the EUSA Agreement under ASC 606. Based on this evaluation, the Company determined that $6.5 million in research and development payments by EUSA, including the $2.5 million upfront consideration received upon the execution of the EUSA Agreement in December 2015 and the $4.0 million payment upon the receipt of marketing approval from the EMA for tivozanib (FOTIVDA) for the treatment of RCC in August 2017, constituted the amount of the consideration that was included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed this amount to the Company’s single performance obligation. Upon adoption of ASC 606 on January 1, 2018, none of the remaining regulatory-related milestones were included in the transaction price as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to EUSA and therefore are recognized at the later of when the performance obligation is satisfied (or partially satisfied) or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Previously, under ASC 605, the Company recognized regulatory milestones when they were achieved. Under ASC 606, milestone payments are included in the transaction price when they are no longer subject to the variable consideration constraint and, to the extent the milestone payment corresponds to a performance obligation where revenue is recognized over time, the milestone payment is recognized over the performance period.

The $4.0 million research and development reimbursement payment upon marketing approval by the EMA in RCC in August 2017 was recognized as revenue in the third quarter of 2017 in accordance with ASC 605-28, Revenue Recognition—Milestone Method, as the underlying milestone was considered to be substantive and, accordingly, did represent a change under ASC 606. The impact of the adoption of ASC 606 on January 1, 2018 resulted in increases of approximately $2.7 million in each of deferred revenue and the accumulated deficit. This amount represents the portion of the $4.0 million research and development reimbursement payment for marketing approval by the EMA in RCC that will be recognized over the remainder of the performance period through 2022 pursuant to the provisions of ASC 606.

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. The commercial launch expanded to the United Kingdom following the reimbursement approval by the NICE in February 2018. In addition, EUSA has launched FOTIVDA in several non-EU5 European countries and is working toward launching FOTIVDA in additional European territories. The Company recognized approximately $462,000, $19,000 and $0 in revenue for sales royalties in the years ended December 31, 2018, 2017 and 2016, respectively.

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

In the fourth quarter of 2018, the Company increased the transaction price to $10.5 million to include the $2.0 million milestone for reimbursement approval from the GKV-SV in Germany in first-line RCC that was achieved in November 2018. Accordingly, the Company recognized approximately $0.9 million in collaboration and licensing revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in November 2018, with the approximate $1.1 million balance classified as deferred revenue that is being recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022.

The Company recognized approximately $3.4 million, $4.4 million and $0.4 million, in total revenues under the EUSA Agreement in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $5.5 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.4 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the year ended December 31, 2018 (in thousands):

		Year Ended December 31,
Revenue Type	Date Achieved	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$395
R&D payment - EMA approval in RCC	August 2017	632
New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	February 2018	960
Milestone - German reimbursement approval	November 2018	960
		$2,947
Partnership Royalties		462
Total		$3,409

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the year ended December 31, 2018 (in thousands):

Contract Assets				Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance December 31, 2018
Accounts Receivable				$18	$4,462	$(4,293)	187

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2018	Additions	Deductions	Ending Balance December 31, 2018
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,697	$—	$(395)	$1,302
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,711	—	(632)	2,079

New amounts in contract liabilities during the current period:
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	—	1,316	(276)	1,040
Milestone - German reimbursement approval	2,000	November 2018	December 2018	—	1,079	(40)	1,039
Total	$10,500			$4,408	$2,395	$(1,343)	$5,460

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

The Company recognized reductions in research and development expenses of approximately $0.6 million, $0.9 million and $0 in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had recognized approximately $1.5 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.5 million in prepaid cost sharing was classified as deferred research and development reimbursements as of December 31, 2018 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into the Novartis Agreement, under which the Company granted Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products. On June 29, 2018, Novartis notified the Company that it would be terminating its collaboration without cause.  Effective August 28, 2018 the Company regained the rights to AV-380. Novartis’ termination without cause triggered the termination of all licenses and other rights granted by the Company to Novartis with regard to the AV-380 program, and the grant by Novartis to the Company of an irrevocable, exclusive, fully paid-up license, with a right to sub-license, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring the AV-380 program back to the Company.

In connection with entry into the Novartis Agreement, Novartis made a non-refundable upfront payment to the Company of $15.0 million in September 2015. In December 2015, Novartis exercised an option to acquire the Company’s inventory of clinical quality, AV-380 biological drug substance and reimbursed the Company approximately $3.5 million for such existing inventory. In February 2017, Novartis agreed to pay the Company $1.8 million out of its then future payment obligations, if any, to the Company under the Novartis Agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in March 2017. Under the Novartis Agreement, the Company had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. None of the milestones set forth in the Novartis Agreement had been achieved prior to the termination of the Novartis Agreement.

In December 2018, the Company entered into an agreement with Novartis, or the AV-380 Transfer Agreement, to further establish and clarify the terms on which the AV-380 program will be returned to the Company and to support the Company’s continuing development of the AV-380 program.  The AV-380 Transfer Agreement provides for the continued transfer to AVEO of the AV-380 program as well as cooperation regarding the Company’s future regulatory filings relating to AV-380. Novartis is also required to provide the AV-380 drug supply to the Company at no charge. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under its license agreement as further described below under the heading “—St. Vincent’s Hospital.” The AV-380 Transfer Agreement contains mutual releases by both parties of all claims arising out of the Novartis Agreement, other than indemnification obligations. Novartis has also agreed that it will not develop, manufacture or commercialize any anti-GDF15 antagonist antibody for three years following the date of the AV-380 Transfer Agreement.

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

The Company determined that the $15.0 million in upfront consideration upon the execution of the Novartis Agreement in August 2015 and the $1.8 million payment in February 2017 constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation. Because the Company satisfied the single performance obligation at the inception of the contract and had no remaining performance obligations, each of these amounts were recognized upon receipt. None of the clinical, development and regulatory milestones had been included in the transaction price as these milestone amounts were fully constrained.

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

In connection with the AV-380 Transfer Agreement, the $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. The Company evaluated the return of the AV-380 drug supply and determined that the inventory was not capitalizable as future economic benefit is not probable at this time due to the AV-380 drug candidate being in the pre-clinical development stage.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.3 million, $0.1 million and $2.5 million in the years ended December 31, 2018, 2017 and 2016, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.2 million and $0.1 million as of December 31, 2018 and 2017, respectively. The Company received cash payments related to cost reimbursements of approximately $0.2 million and $0.8 million in the years ended December 31, 2018 and 2017, respectively.

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

The Company accounts for the joint development and commercialization activities in North America and Europe as a joint risk-sharing collaboration in accordance with ASC 808. Payments from Astellas with respect to Astellas’ share of tivozanib development and commercialization costs incurred by the Company pursuant to the joint development plan, including the costs of completing certain tivozanib clinical development activities described in the preceding paragraph, were recorded as a reduction to research and development expense and general and administrative expense in the accompanying consolidated financial statements due to the joint risk-sharing nature of the activities in North America and Europe. The net amount due to the Company from Astellas pursuant to the cost-sharing provisions was $0.1 million at December 31, 2018.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. The Company is required to make future milestone payments, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. As further described above under the heading “—Novartis”, the Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK Agreement relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments the Company earned in each of February 2018 and November 2018 upon EUSA’s reimbursement approvals for FOTIVDA as a first-line treatment for RCC in the United Kingdom and in Germany, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million each. The Company paid the sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany in April 2018 and in January 2019, respectively.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Professional fees	$798	$844
Compensation and benefits	1,046	1,325
Other	854	289
Total	$2,698	$2,458

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

The loan maturity date has been revised from December 2019 to July 2021. The Company was not required to make principal payments until February 1, 2019, at which time the Company would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increased the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continued to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company will be required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Amendment, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.0 million and $1.5 million as of December 31, 2018 and 2017, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of December 31, 2018, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2018 are as follows (amounts in thousands):

Year Ending December 31:
2019	$6,122
2020	11,097
2021	7,308
2022	—
24,527
Less amount representing interest	(3,437)
Less unamortized discount	(967)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(3,254)
Loans payable, net of current portion and discount	$15,779

(7) Common Stock

As of December 31, 2018, the Company had 250,000,000 authorized shares of common stock, $0.001 par value, of which 126,484,781 shares were issued and outstanding.

Settlement Warrants

On July 16, 2018, the Company issued and delivered 2.0 million Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to Note 3, “Significant Accounting Policies - Prior Class Action Settlement and Settlement Warrants” for further discussion.

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 4,707,770 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions.

In February 2019, the Company sold 12,515,559 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions.

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

Public Offering – August 2018

On August 21, 2018, the Company closed an underwritten public offering of 2,500,000 shares of its common stock at the public offering price of $2.26 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 2,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

Private Placement / PIPE Warrants

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of December 31, 2018, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375` shares of common stock were outstanding. In July 2017, Hercules exercised its PIPE Warrants with respect to all 259,067 shares of common stock underlying such PIPE Warrants, and the Company issued Hercules 259,067 shares of its common stock and received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and the Company issued 544,041 shares of its common stock and received approximately $0.5 million in cash proceeds.

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

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. In June 2017, the Company amended the Plan to increase the total number of shares reserved under the Plan by 3,500,000 from 8,500,000 shares to 12,000,000 shares. The amendment was adopted by the Board of Directors in February 2017 and approved by stockholders at the Annual Meeting of Stockholders held on June 21, 2017. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board, which generally are equal to four years. Options generally expire ten years from the date of grant. As of December 31, 2018, there were 1,105,666 shares of common stock available for future issuance under the Plan.

The following table summarizes stock option activity during the year ended December 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	7,537,958	$2.00
Granted	2,680,115	$3.03
Exercised	(399,656)	$1.20
Forfeited	(235,068)	$3.71
Outstanding at December 31, 2018	9,583,349	$2.28	7.51	$3,509,000
Exercisable at December 31, 2018	5,329,326	$2.28	6.71	$2,397,000

Stock options to purchase 488,626 shares of common stock contain performance-based milestone conditions, which were not deemed probable of vesting at December 31, 2018.

The aggregate intrinsic value is based upon the Company’s closing stock price of $1.60 on December 31, 2018.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2018	2017	2016
Volatility factor	80.18% - 83.61%	71.82% - 80.15%	72.18% - 74.47%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	3.00 - 6.25
Risk-free interest rates	2.64% - 3.10%	1.84% - 2.22%	1.07% - 2.01%
Dividend yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

In July 2016, the Company began calculating volatility using its historical data. Previously, the Company did not have sufficient history to support a calculation of volatility using only its historical data. As such, prior to July 2016, the Company used a weighted-average volatility considering the Company’s own volatility since March 2010 and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. Due to lack of available option activity data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. Based upon these assumptions, the weighted-average grant date fair value of stock options granted was $2.14, $0.97 and $0.65 during the years ended December 31, 2018, 2017 and 2016, respectively.

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

As of December 31, 2018, there was $5.8 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options exercised was $0.4 million, $46,000 and $6,000 in the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Incentive Plan—Restricted Stock

The Company periodically grants awards of restricted stock to employees. These awards typically vest upon completion of the requisite service period or upon achievement of specified performance targets.

The fair value of restricted stock awards that vested was $0, $0 and $0.1 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Employee Stock Purchase Plan

In February 2010, the Board of Directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 250,000 shares of Common Stock, as amended in March 2013. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. The Company has reserved 764,000 shares of common stock under the ESPP. As of December 31, 2018, there were 298,308 shares available for future issuance under the ESPP.

Pursuant to the ESPP, the Company sold a total of 8,974 shares of common stock during the year ended December 31, 2018 at purchases prices of $1.88 and $1.76, respectively, which represents 85% of the closing price of the Company’s common stock on May 31, 2018 and November 30, 2018, respectively. The Company did not sell any shares of common stock during the years ended December 31, 2017 and December 31, 2016. The total stock-based compensation expense recorded as a result of the ESPP was approximately $8 thousand, $3 thousand and $2 thousand during the years ended December 31, 2018, 2017 and 2016, respectively.

(9) Commitments and Contingencies

Operating Leases

The Company leases office space under a month-to-month lease. Rent expense under the operating leases amounted to $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

(10) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company recorded a $0 and $0.1 million tax provision for the years ended December 31, 2018 and 2017, respectively. The tax provision for the period ending December 31, 2017 related to foreign withholding taxes in connection with the $1.0 million in reimbursement payments made by CANbridge in 2017 related to manufacturing development activities conducted by the Company prior to the Effective Date of the collaboration and license agreement. For the year ended December 31, 2018, the Company did not have any federal, state, or foreign income tax expense as it generated taxable losses in all filing jurisdictions.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Income tax computed at federal statutory tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	27.2%	5.3%	5.2%
Research and development credits	5.2%	0.4%	1.4%
Other permanent differences	75.0%	(20.8)%	6.1%
Foreign rate differential	—	—	(0.1)%
Foreign withholding taxes	—	(0.2)%	(0.4)%
Tax reform - rate change	—	(97.5)%	—
Other	(2.0)%	0.1%	(6.6)%
Change in valuation allowance	(126.4)%	78.7%	(39.6)%
Total	—	—	—

With limited exceptions, the Company has incurred net operating losses from inception. At December 31, 2018, the Company had domestic federal, state, and United Kingdom (UK) net operating loss carryforwards of approximately $527.3 million, $418.0 million, and $6.0 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2022 and continue through 2037 and the state loss carryforwards begin to expire in 2030 and continue through 2038. The

Company’s federal net operating losses include $24.7 million, which do not expire. The foreign net operating loss carryforwards in the UK do not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $10.9 million and $4.3 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2023 through 2038 and the state credits expire beginning in 2020 through 2033. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
NOL carryforwards	$138,175	$131,683
Research and development credits	14,268	13,913
Deferred revenue and R&D reimbursements	1,616	770
Estimated settlement liability	384	4,664
Other temporary differences	4,383	4,420
Total deferred tax assets:	158,826	155,450
Deferred tax liabilities:
Insurance recovery	—	(4,098)
Total deferred tax liabilities:	$—	(4,098)
Valuation allowance	(158,826)	(151,352)
Total	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical losses. Accordingly, future favorable adjustments to the valuation allowance may be required, if and when circumstances change. The valuation allowance increased by $7.5 million and $10.6 million during the years ended December 31, 2018 and 2016, respectively, which was primarily due to the generation of net operating losses. The valuation allowance decreased by $49.6 million during the year ended December 31, 2017 primarily due to “The Tax Cuts and Jobs Act” (the “Act”), which reduced the federal tax rate from 35% to 21%.

As of December 31, 2017, the Company had federal and state net operating losses of approximately $4.1 million related to excess tax deductions that had been excluded from the above table. The benefit of these net operating losses would have been recognized as an increase in additional paid in capital when it resulted in a reduction of taxes payable. In January 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  As part of the adoption, the Company recorded through retained earnings these additional deferred tax assets of $4.1 million related to previously unrecognized tax losses with an equal and offsetting adjustment to the Company's valuation allowance. The net impact of the adoption on the Company's deferred tax assets was $0.

On December 22, 2017, President Trump signed into law the Act. The Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

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

The Company applies FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (codified within ASC 740, Income Taxes), for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.  A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2015 through 2018. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Amount established upon adoption	$1,200	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	—	—	—
Balance as of end of year	$1,200	$1,200	$1,200

(11) Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

(12) Quarterly Results (Unaudited)

	Three Month Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, expect per share data)
	(unaudited)
Revenues	$1,026	$433	$2,467	$1,483
Operating expenses	8,056	7,005	7,879	7,826
Loss from operations	(7,030)	(6,572)	(5,412)	(6,343)
Change in fair value of PIPE Warrant liability	(1,465)	11,125	(16,172)	26,431
Other income (expense), net	(493)	(549)	(579)	1,730
Provision for income taxes	—	—	—	—
Net income (loss)	$(8,988)	$4,004	$(22,163)	$21,818

Basic net income (loss) per share
Net income (loss) per share	$(0.08)	$0.03	$(0.18)	$0.18
Weighted average number of common shares outstanding	118,840	118,940	120,138	124,395
Diluted net income (loss) per share
Net income (loss) per share	$(0.08)	$(0.06)	$(0.18)	$(0.03)
Weighted average number of common shares and dilutive common share equivalents outstanding	118,840	128,692	120,138	133,580

	Three Month Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, expect per share data)
	(unaudited)
Revenues	$2,532	$351	$4,614	$82
Operating expenses	10,287	9,183	6,767	10,153
Loss from operations	(7,755)	(8,832)	(2,153)	(10,071)
Change in fair value of PIPE Warrant liability	(484)	(23,925)	(23,538)	14,207
Other expense, net	(551)	(530)	(655)	(637)
Provision for income taxes	(50)	—	(51)	—
Net income (loss)	$(8,840)	$(33,287)	$(26,397)	$3,499

Basic net income (loss) per share
Net income (loss) per share	$(0.12)	$(0.30)	$(0.22)	$0.03
Weighted average number of common shares outstanding	76,246	110,550	118,006	118,323
Diluted net income (loss) per share
Net income (loss) per share	$(0.12)	$(0.30)	$(0.22)	$(0.08)
Weighted average number of common shares and dilutive common share equivalents outstanding	76,246	110,550	118,006	130,108

(13) Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against the Company and certain of its present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between August 4, 2016 through January 31, 2019.  The complaint generally alleges that the Company and the officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and/or failing to disclose that the TIVO-3 trial was inadequately designed to address the OS concerns from the TIVO-1 trial, that tivozanib had insufficient survival data to meet FDA approval following its initial 2013 rejection, and that this lack of sufficient survival data would put tivozanib at greater risk of delayed FDA approval.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

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

The Company evaluates developments in legal proceedings on a quarterly basis. The Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. In December 2017, upon entering into the MOU, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the warrant portion of the settlement with a corresponding non-cash charge to the Statement of Operations as a component of operating expenses. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company has no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the Company reversed the $15.0 million cash portion of the settlement from both the contingent liability and the corresponding insurance recovery as of the Effective Date.  Refer to Note 3, “Significant Accounting Policies – Prior Class Action Settlement and Settlement Warrants” for further discussion.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AVEO Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

March 14, 2019

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Business—Executive Officers of the Registrant” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2019 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss) Income

Consolidated Statements of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	001-34655	06/03/2015	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	001-34655	08/09/2017	3.1

3.4	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

4.3	Warrant Agreement, dated July 16, 2018, by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Warrant Agent	8-K	001-34655	07/16/2018	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.11	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2

10.12	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1

10.13	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.14	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

10.15	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.16	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.17	Offer Letter by and between the Registrant and Matthew Dallas, dated May 8, 2017	8-K	001-34655	05/17/2017	10.1

10.18	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Matthew Dallas	8-K	001-34655	11/20/2017	10.1

10.19	Offer Letter by and between the Registrant and Nikhil Mehta, dated November 10, 2017	10-K	001-34655	3/13/2018	10.21

10.20	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Nikhil Mehta	10-K	001-34655	3/13/2018	10.22

10.21	Offer Letter by and between the Registrant and Karuna Rubin dated June 16, 2015					X

10.22	Severance and Change in Control Agreement, dated March 13, 2019, by and between the Registrant and Karuna Rubin					X

	Material Contracts—Financing Agreements

10.23	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.24	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.25	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1

10.26	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

	Material Contracts—License and Strategic Partnership Agreements

10.27†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.28†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.29†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-Q	001-34655	05/07/2014	10.1

10.30†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.31†	License Agreement, dated August 13, 2015, by and between the Registrant and Novartis International Pharmaceutical Ltd.	10-Q	001-34655	11/09/2015	10.2

10.32†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.33†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.34†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1

10.35†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

10.36††	Agreement, dated December 18, 2018, by and between the Registrant and Novartis International Pharmaceutical Ltd.					X

Additional Exhibits

10.37	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1

10.38	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein	10-Q	001-34655	5/8/2018	10.2

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: March 14, 2019	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bailey	President, Chief Executive Officer and Director	March 14, 2019
Michael Bailey	Principal Executive Officer

/s/ MATTHEW DALLAS	Chief Financial Officer	March 14, 2019
Matthew Dallas	Principal Financial and Accounting Officer

/s/ Kenneth M. Bate	Director	March 14, 2019
Kenneth M. Bate

/s/ Anthony B. Evnin	Director	March 14, 2019
Anthony B. Evnin

/s/ ROBERT C. YOUNG	Director	March 14, 2019
Robert C. Young

/s/ GREGORY T. MAYES	Director	March 14, 2019
Gregory T. Mayes