Form 10-K/A
period 2018-12-31
AVEO PHARMACEUTICALS INC
filed 2019-04-30
CIK 1325879

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

 EXPLANATORY NOTE

AVEO Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019. The purpose of this Amendment is to refile Exhibit 10.36, which was originally filed with the Form 10-K, to transition to the requirements set forth in Item 601(b) of Regulation S-K permitting registrants to omit confidential information from material contracts filed pursuant to Item 601(b)(10) without the need to submit a confidential treatment request to the SEC.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.36, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV

ITEM 15.Exhibits, Financial Statement Schedules

(a)The following documents are included as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019:

(1)Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss) Income

Consolidated Statements of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)Exhibits

(b) The following exhibits are filed herewith or incorporated by reference:

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant	8-K	001-34655	03/18/2010	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	001-34655	06/03/2015	3.1

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	10-Q	001-34655	08/09/2017	3.1

3.4	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-163778	03/09/2010	4.1

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

4.3	Warrant Agreement, dated July 16, 2018, by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Warrant Agent	8-K	001-34655	07/16/2018	4.1

	Material Contracts—Management Contracts and Compensatory Plans

10.1	2002 Stock Incentive Plan, as amended	S-1/A	333-163778	02/23/2010	10.1

10.2	Form of Incentive Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.2

10.3	Form of Nonstatutory Stock Option Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.3

10.4	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan	S-1	333-163778	12/16/2009	10.4

10.5	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1

10.6	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.7	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.8	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.9	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.10	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.11	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2

10.12	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1

10.13	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.14	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

10.15	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4

10.16	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.17	Offer Letter by and between the Registrant and Matthew Dallas, dated May 8, 2017	8-K	001-34655	05/17/2017	10.1

10.18	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Matthew Dallas	8-K	001-34655	11/20/2017	10.1

10.19	Offer Letter by and between the Registrant and Nikhil Mehta, dated November 10, 2017	10-K	001-34655	3/13/2018	10.21

10.20	Severance and Change in Control Agreement, dated November 20, 2017, by and between the Registrant and Nikhil Mehta	10-K	001-34655	3/13/2018	10.22

10.21	Offer Letter by and between the Registrant and Karuna Rubin dated June 16, 2015	10-K	001-34655	3/14/2019	10.21

10.22	Severance and Change in Control Agreement, dated March 13, 2019, by and between the Registrant and Karuna Rubin	10-K	001-34655	3/14/2019	10.22

	Material Contracts—Financing Agreements

10.23	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.24	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.25	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1

10.26	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

	Material Contracts—License and Strategic Partnership Agreements

10.27†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.28†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.29†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-Q	001-34655	05/07/2014	10.1

10.30†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.31†	License Agreement, dated August 13, 2015, by and between the Registrant and Novartis International Pharmaceutical Ltd.	10-Q	001-34655	11/09/2015	10.2

10.32†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.33†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

10.34†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1

10.35†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

10.36††	Agreement, dated December 18, 2018, by and between the Registrant and Novartis International Pharmaceutical Ltd.					X

	Additional Exhibits

10.37	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1

10.38	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein	10-Q	001-34655	5/8/2018	10.2

21.1	Subsidiaries of the Registrant	10-K	001-34655	3/14/2019	21.1

23.1	Consent of Ernst & Young LLP	10-K	001-34655	3/14/2019	23.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	3/14/2019	31.1

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-34655	3/14/2019	31.2

31.3	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.4	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.	10-K	001-34655	3/14/2019	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-34655	3/14/2019	101.SCH

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	10-K	001-34655	3/14/2019	101.CAL

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-34655	3/14/2019	101DEF

101.LAB	XBRL Taxonomy Label Linkbase Document.	10-K	001-34655	3/14/2019	101.LAB

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	10-K	001-34655	3/14/2019	101.PRE

†Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the SEC.

††Certain portions of this exhibit are subject to confidential treatment.

*Furnished as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: April 30, 2019	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)