Form 10-Q
period 2019-03-31
AVEO PHARMACEUTICALS INC
filed 2019-05-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AVEO	Nasdaq Capital Market

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 3, 2019: 160,739,471.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$23,483	$24,427
Accounts receivable	2,571	3,026
Clinical trial retainers	42	126
Other prepaid expenses and other current assets	199	356
Total current assets	26,295	27,935
Other assets	212	—
Total assets	$26,507	$27,935
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,109	$3,499
Accrued clinical trial costs and contract research	6,352	6,254
Other accrued liabilities	2,132	2,698
Loans payable, net of discount	5,688	3,254
Deferred revenue	1,974	1,658
Deferred research and development reimbursements	336	454
Other liabilities (Note 6)	300	300
Total current liabilities	18,891	18,117
Loans payable, net of current portion and discount	13,511	15,779
Deferred revenue	4,032	3,802
PIPE Warrant liability (Note 7)	7,859	16,674
Other liabilities (Note 6)	790	790
Total liabilities	45,083	55,162
Stockholders’ deficit:
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at each of March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: 250,000 shares authorized at March 31, 2019 and December 31, 2018; 139,000 and 126,485 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	139	126
Additional paid-in capital	575,738	567,655
Accumulated other comprehensive income	1	1
Accumulated deficit	(594,454)	(595,009)
Total stockholders’ deficit	(18,576)	(27,227)
Total liabilities and stockholders’ deficit	$26,507	$27,935

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Collaboration and licensing revenue	$1,454	$980
Partnership royalties	157	46
	1,611	1,026
Operating expenses:
Research and development	6,852	5,404
General and administrative	2,455	2,610
Settlement costs (Note 9)	—	42
	9,307	8,056
Loss from operations	(7,696)	(7,030)
Other income (expense), net:
Interest expense, net	(564)	(493)
Change in fair value of PIPE Warrant liability	8,815	(1,465)
Other income (expense), net	8,251	(1,958)
Net income (loss)	$555	$(8,988)

Basic net income (loss) per share
Net income (loss) per share	$0.01	$(0.08)
Weighted average number of common shares outstanding	132,304	118,840

Diluted net income (loss) per share
Net income (loss) per share	$(0.06)	$(0.08)
Weighted average number of common shares and dilutive common share equivalents outstanding	132,831	118,840

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$555	$(8,988)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive income (loss)	$555	$(8,988)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2018	126,485	$126	$567,655	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	12,515	13	7,499	—	—	7,512
Stock-based compensation expense related to equity- classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	139,000	$139	$575,738	$1	$(594,454)	$(18,576)

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2017	118,325	$118	$546,092	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	(2,711)
Stock-based compensation expense related to equity- classified awards	—	—	583	—	—	583
Issuance of common stock in connection with warrant exercises	518	1	517	—	—	518
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,101	—	—	1,101
Exercise of stock options	24	—	15	—	—	15
Net loss	—	—	—	—	(8,988)	(8,988)
Balance at March 31, 2018	118,867	$119	$548,308	$(4)	$(598,668)	$(50,245)

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$555	$(8,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	584	583
Non-cash interest expense	166	111
Non-cash change in fair value of PIPE Warrant liability	(8,815)	1,465
Non-cash charge for Settlement Warrants (Note 9)	—	42
Amortization of premium and discount on investments	—	5
Changes in operating assets and liabilities:
Accounts receivable	455	(198)
Prepaid expenses and other current assets	241	249
Other noncurrent assets	—	4
Accounts payable	(1,390)	944
Accrued contract research	98	(984)
Other accrued liabilities	(778)	(496)
Deferred revenue	546	1,019
Deferred research and development reimbursements	(118)	(274)
Net cash used in operating activities	(8,456)	(6,518)
Investing activities
Purchases of marketable securities	—	(6,801)
Proceeds from maturities and sales of marketable securities	—	14,537
Net cash provided by investing activities	—	7,736
Financing activities
Proceeds from issuance of common stock, net of issuance costs	7,512	518
Proceeds from issuance of stock for stock-based compensation arrangements	—	15
Payment of end-of-term loan costs (Note 6)	—	(540)
Net cash provided by (used in) financing activities	7,512	(7)
Net (decrease) increase in cash and cash equivalents	(944)	1,211
Cash and cash equivalents at beginning of period	24,427	14,949
Cash and cash equivalents at end of period	$23,483	$16,160
Supplemental cash flow information
Cash paid for interest	$507	$509
Non-cash operating activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$—	$2,711
Deferred offering costs accrued at period end	$212	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma (“RCC”). In November 2018, the Company announced that its phase 3 randomized, controlled, multi-center, open-label trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy (the “TIVO-3 trial”) met its primary endpoint of improving progression-free survival (“PFS”). Preliminary data for the secondary endpoint of the TIVO-3 trial, overall survival (“OS”), was not mature as of the time of the final PFS analysis but favored sorafenib. In January 2019, the U.S. Food and Drug Administration (the “FDA”) recommended that the Company not submit a new drug application (“NDA”) for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the Company’s previously completed phase 3 trial for tivozanib in the first-line treatment of RCC (the “TIVO-1 trial”).  Following discussion with the FDA, the Company has extended the timeline for the TIVO-3 trial OS analysis and plans to conduct another interim OS analysis in August 2019.  The Company anticipates reporting the results of this analysis in the fourth quarter of 2019, and plans to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

The Company is leveraging several collaborations in the development of tivozanib.  The Company has sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through the Company’s partner, tivozanib is approved in the European Union (the “EU”), as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company also has clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma (“HCC”).  The Company is conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). Leveraging early monotherapy results in HCC, the Company has a clinical collaboration to study tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC. In addition, a new formulation of tivozanib is in preclinical development for the treatment of age-related macular degeneration.

As part of the Company’s strategy, the Company has also entered into partnerships to help fund the development and commercialization of its other product candidates. Ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody, is currently being tested in several investigator sponsored studies jointly funded by the Company and its development partner for the potential treatment of squamous cell carcinoma of the head and neck, acute myeloid leukemia, and pancreatic cancer.  The Company’s partner for AV-203, an anti-ErbB3 monoclonal antibody, is planning to initiate clinical studies in China in 2019 in esophageal squamous cell carcinoma (“ESCC”), and has committed to funding the development of AV-203 through proof-of-concept.  The Company recently regained the rights to AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia, and is working to initiate preclinical toxicology studies in 2019 to support the potential filing of an investigational new drug application (“IND”) with the FDA.  The Company is evaluating options for the development of its preclinical AV-353 program which targets the Notch 3 pathway.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of March 31, 2019, the Company had cash, cash equivalents and marketable securities totaling approximately $23.5 million, working capital of $7.4 million and an accumulated deficit of $594.5 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of March 31, 2019, the Company had approximately $23.5 million in cash, cash equivalents and marketable securities. In April 2019, the Company completed an underwritten public offering of 21,739,131 shares of its common stock and warrants to purchase an aggregate of 25,000,000 shares of its common stock (“the Offering Warrants”), including warrants to purchase an aggregate of 3,260,869 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Refer to Note 7, “Common Stock – Public Offering – April 2019” for further discussion. In addition, in February 2019, the Company earned a $2.0 million milestone payment from EUSA Pharma (UK) Limited (“EUSA”) for the reimbursement approval by the Ministry of Health, Consumer Affairs and Social Welfare (the “MSCBS”) for FOTIVDA for the first-line treatment of RCC in Spain that is expected to be received in the second quarter of 2019, net of the corresponding 30% sublicense fee due to Kyowa Hakko Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KHK”). Refer to Note 4, “Collaborations and License Agreements” for further discussion.

Based on its available cash resources, the Company believes it has sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This estimate excludes possible additional clinical trials the Company may sponsor and, subject to the Company’s decision whether to submit a NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, any related drug manufacturing and drug supply distribution, and pre-commercialization activities that the Company may undertake. This estimate also assumes no receipt of additional milestone payments from the Company’s partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the sales agreement with SVB Leerink (the “Leerink Sales Agreement”) and no sales of equity through the exercise of the Company’s outstanding PIPE Warrants, Offering Warrants and Settlement Warrants, as detailed in Note 7, “Common Stock.”

The Company will need additional funding to support its planned operating activities. Accordingly, the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2018 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the prior year condensed consolidated balance sheet.  Financial results for the year ended December 31, 2018 and thereafter are presented under ASC 606. The provisions of ASC 606 apply to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The following table summarizes the total revenues earned in the three months ended March 31, 2019 and 2018, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended March 31,
	2019	2018
EUSA	$1,611	$1,026
Total	$1,611	$1,026

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of March 31, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement / PIPE Warrants” for further discussion of the private placement financing.

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

The Company recorded a non-cash gain of approximately $8.8 million and a non-cash loss of approximately $1.5 million in the three months ended March 31, 2019 and 2018, respectively, in its Statement of Operations attributable to the decrease and increase, respectively, in the fair value of the PIPE Warrant liability that resulted from a lower stock price as of March 31, 2019 and a higher stock price as of March 31, 2018, respectively, relative to prior periods. In the three months ended March 31, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2019 (in thousands):

Fair value at January 1, 2019	$16,674
Decrease in fair value	(8,815)
Fair value at March 31, 2019	$7,859

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019
Expected price volatility	76.25%	82.64%	111.99%
Expected term (in years)	5.00	2.50	2.25
Risk-free interest rates	1.22%	2.47%	2.27%
Stock price	$0.89	$1.60	$0.82
Dividend yield	—	—	—

Prior Class Action Settlement and Settlement Warrants

In December 2017, the Company entered into a binding memorandum of understanding (the “MOU”) with class representatives Bob Levine and William Windham (the “Plaintiffs”), regarding the settlement of a securities class action lawsuit (the “2013 Class Action”) that had been filed in 2013 and was pending in the United States District Court for the District of Massachusetts (the “District Court”) against the Company and certain of the Company’s former officers (Tuan Ha-Ngoc, David Johnston, and William Slichenmyer, together, the “Individual Defendants”),  In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC. As previously disclosed, the 2013 Class Action was purportedly brought on behalf of stockholders who purchased the Company’s common stock between May 16, 2012 and May 1, 2013 (the “Class”).

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

In January 2018, the Company entered into a definitive stipulation of settlement agreement (the “Stipulation”).  In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”). Upon the conclusion of a 30-day appeal period, the Effective Date was deemed to be June 29, 2018. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery was eliminated on the Effective Date. The Company had agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

Refer to Note 9, “Legal Proceedings” for further discussion of the 2013 Class Action settlement.

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

Cash, Cash Equivalents and Marketable Securities

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

The Company did not have any marketable securities as of March 31, 2019 or December 31, 2018, other than those classified as cash equivalents.

Marketable securities, including those classified as cash equivalents, are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ deficit. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. The cost of marketable securities, including those classified as cash equivalents, is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion recorded as a component of interest expense, net. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses are included in other comprehensive loss until realized, at which point they would be recorded as a component of interest expense, net.

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019
Cash and cash equivalents:
Cash and money market funds	$14,806	$—	$—	$14,806
Corporate debt securities	8,677	—	—	8,677
Total cash, cash equivalents and marketable securities	$23,483	$—	$—	$23,483

December 31, 2018:
Cash and cash equivalents:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	8,215	1	—	8,216
Total cash, cash equivalents and marketable securities	$24,426	$1	$—	$24,427

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

As of March 31, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper. During the three months ended March 31, 2019, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of March 31, 2019, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at March 31, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$14,806	$—	$—	$14,806
Corporate debt securities	—	8,677	—	8,677
Total cash, cash equivalents and marketable securities	$14,806	$8,677	$—	$23,483
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$7,859	$7,859

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	—	8,216	—	8,216
Total cash, cash equivalents and marketable securities	$16,211	$8,216	$—	$24,427
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$16,674	$16,674

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to AVEO common stockholders is based on the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. For the three months ended March 31, 2019, common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, and exclude the incremental common shares issuable upon the exercise of stock options and the Settlement Warrants as their effect would be anti-dilutive. For the three months ended March 31, 2018, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of stock options and warrants would be anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2019 and 2018, respectively (in thousands except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic net income (loss) attributable to AVEO common stockholders	$555	$(8,988)
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	(8,815)	—
Diluted net income (loss) attributable to AVEO common stockholders	$(8,260)	$(8,988)

Weighted-average shares of common stock outstanding	132,304	118,840

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants	527	—
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	132,831	118,840
Basic net income (loss) per share	$0.01	$(0.08)
Diluted net income (loss) per share	$(0.06)	$(0.08)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Outstanding at March 31,
	2019	2018
Options outstanding	10,190	10,029
PIPE Warrants outstanding	—	16,865
Settlement Warrants outstanding	2,000	—
Total	12,190	26,894

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the three months ended March 31, 2019 and 2018, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$170	$183
General and administrative	414	400
Total	$584	$583

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2019, the Company is forecasting a net loss for the year ended December 31, 2019 and an effective tax rate of 0%. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2019, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, contract research accruals, measurement of the PIPE Warrant liability, estimated settlement liabilities, measurement of stock-based compensation, and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvement to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). ASU 2018-10 made technical corrections to the new leases standard, clarifying certain inconsistencies in the guidance. ASU 2018-11 provides entities with a new transition method that allows them to use the effective date of the new leases standard as the date of initial application on transition. ASU 2016-02, as modified by ASU 2018-10 and ASU 2018-11 is effective for annual reporting periods beginning after December 15, 2018.

The Company adopted ASU 2016-02 effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company made an accounting policy election not to recognize ROU assets or related lease liabilities with a lease term of twelve months or less in its Consolidated Balance Sheet. Such short-term lease payments are recorded in its Statement of Operations in the period in which the obligation for those payments was incurred.

As of the date of initial application of ASU 2016-02 and as of March 31, 2019, all of the Company’s lease obligations have lease terms that are less than twelve months. The Company’s lease arrangement for its office facility is cancellable within 30 days’ notice to its landlord and excludes any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. In the three months ended March 31, 2019, the Company recognized approximately $0.2 million in short-term lease expense in its Statement of Operations.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted the new standard effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is assessing the impact this standard will have on its consolidated financial statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

(4) Collaborations and License Agreements

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (PD-L1), in combination with tivozanib in first-line HCC in a phase 1/2 study. The Company will serve as the study sponsor; each party will contribute the clinical supply of its study drug; and study costs will be otherwise shared equally. The phase 1 portion of the study is expected to commence in 2019. The Company did not incur any external costs under the AstraZeneca Agreement as of March 31, 2019.

Out-License Agreements

CANbridge

In March 2016, the Company entered a collaboration and license agreement with CANbridge (the “CANbridge Agreement”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America (the “CANbridge Licensed Territory”). In addition, CANbridge has the right of first refusal if the Company determines to out-license any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

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

Accounting Analysis Under ASC 606

The Company evaluated the CANbridge Agreement under ASC 606 and determined the CANbridge Agreement contained a single performance obligation related to the exclusive license to develop and commercialized AV-203 that was satisfied at the inception of the arrangement.The Company determined that the $1.0 million in upfront consideration received upon the execution of the CANbridge Agreement in March 2016 and the $1.0 million reimbursement received in the year ended December 31, 2017 for certain manufacturing costs incurred by the Company prior to the effective date constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation.

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

In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue in the year ended December 31, 2018, as the Company did not have any ongoing performance obligations under the CANbridge Agreement.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”), and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that is expected to be received in the second quarter of 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. The Company, however, would owe KHK 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries (“EU5”), marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC were subject to the 30% KHK sublicense fee, or $0.6 million, each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany were paid in April 2018 and in January 2019, respectively, and is expected to be paid in the second quarter of 2019 for Spain.

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

Under ASC 606, the upfront consideration and regulatory milestones included in the transaction price are being recognized as collaboration and licensing revenue over the Company’s performance period from contract execution in December 2015 through the remaining patent life of tivozanib in April 2022. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represents the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement is recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period, currently estimated through April 2022.

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has commercially launched and received reimbursement approval for FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized approximately $0.2 million and $46,000 in revenue for sales royalties in the three months ended March 31, 2019 and 2018, respectively.

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

In the first quarter of 2019, the Company increased the transaction price to $12.5 million to include the $2.0 million milestone for reimbursement approval from the MSCBS in Spain in first-line RCC that was achieved in February 2019. Accordingly, the Company recognized approximately $1.0 million in collaboration and licensing revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2019, with the approximate $1.0 million balance classified as deferred revenue that is being recognized as collaboration and licensing revenue over the remainder of the performance period through April 2022.

The Company recognized approximately $1.6 million and $1.0 million in total revenues under the EUSA Agreement in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $6.0 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended March 31,	Three Months Ended March 31,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99	$99
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	723
Milestone - German reimbursement approval	November 2018	79	—
New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	February 2019	1,039	—
		$1,454	$980
Partnership Royalties		157	46
Total		$1,611	$1,026

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the three months ended March 31, 2019 (in thousands):

Contract Assets				Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance March 31, 2019
Accounts Receivable				$187	$2,157	$(187)	2,157

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance March 31, 2019
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,302	$—	$(99)	$1,203
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,079	—	(158)	1,921
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	1,040	—	(79)	961
Milestone - German reimbursement approval	2,000	November 2018	December 2018	1,039	—	(79)	960

New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	2,000	February 2019	—	—	1,000	(39)	961
Total	$12,500			$5,460	$1,000	$(454)	$6,006

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

The Company recognized reductions in research and development expenses of approximately $0.1 million and $0.3 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had recognized approximately $1.7 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.3 million in prepaid cost sharing was classified as deferred research and development reimbursements as of March 31, 2019 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into a license agreement with Novartis (the “Novartis Agreement”), under which the Company granted Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products. On June 29, 2018, Novartis notified the Company that it would be terminating its collaboration without cause.  Effective August 28, 2018 the Company regained the rights to AV-380. Novartis’ termination without cause triggered the termination of all licenses and other rights granted by the Company to Novartis with regard to the AV-380 program, and the grant by Novartis to the Company of an irrevocable, exclusive, fully paid-up license, with a right to sublicense, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring the AV-380 program back to the Company.

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

In December 2018, the Company entered into an agreement with Novartis (the “AV-380 Transfer Agreement”) to further establish and clarify the terms on which the AV-380 program will be returned to the Company and to support the Company’s continuing development of the AV-380 program.  The AV-380 Transfer Agreement provides for the continued transfer to the Company of the AV-380 program as well as cooperation regarding the Company’s future regulatory filings relating to AV-380. Novartis is also required to provide the AV-380 drug supply to the Company at no charge. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under its license agreement as further described below under the heading “—St. Vincent’s Hospital.” The AV-380 Transfer Agreement contains mutual releases by both parties of all claims arising out of the Novartis Agreement, other than indemnification obligations. Novartis has also agreed that it will not develop, manufacture or commercialize any anti-GDF15 antagonist antibody for three years following the date of the AV-380 Transfer Agreement.

Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement with Biodesix (the “Biodesix Agreement”) to develop and commercialize ficlatuzumab, the Company’s HGF inhibitory antibody. Under the Biodesix Agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab. Each license includes the right to sublicense, subject to certain exceptions. The Company is designated to lead the clinical development of ficlatuzumab following approval of a development plan by a joint steering committee.

The Biodesix Agreement generally provides for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization, subject to opt-out rights and certain other exceptions including costs related to a phase 2 proof-of-concept clinical study of ficlatuzumab for the treatment of non-small cell lung cancer in poor prognosis patients in which VeriStrat® was used to select clinical trial subjects (the “FOCAL” trial). Pursuant to the Biodesix Agreement, Biodesix was obligated to provide up to $15 million for the FOCAL trial, following which all costs of the FOCAL trial would be shared equally. In October 2016, the Company amended the Biodesix Agreement in connection with the termination of the FOCAL trial. The Company and Biodesix terminated the FOCAL trial after experiencing low rates of positivity for the biomarkers, and conducting an interim analysis that confirmed lack of feasibility and commercial opportunity for the targeted patient population. Under the amendment, the Company agreed to share 50% of the shutdown costs for the FOCAL trial after August 1, 2016. In return for bearing these shutdown costs, the Company will be entitled to recover an agreed multiple of the additional costs borne by the Company out of any income Biodesix receives from the partnership in connection with the licensing or commercialization of ficlatuzumab. Following such recovery, the payment structure under the original Biodesix Agreement, which generally provides that the parties share equally in any costs and revenue, will resume without such modification.

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

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either the Company or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party”, then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. The non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall generally be entitled to receive a royalty equal to 10% of any future net sales of ficlatuzumab throughout the world, and 25% of any future revenue from collaborations. The Biodesix Agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million in each of the three months ended March 31, 2019 and 2018, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.3 million as of March 31, 2019.

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

The Company has upfront, milestone and royalty payment obligations to KHK under the KHK Agreement. Upon entering into the KHK Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation, accordingly, the Company did not owe KHK another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KHK when the Company files its anticipated NDA with the FDA if it receives positive TIVO-3 topline data. If the Company obtains approval for tivozanib in the United States, the Company would owe KHK a one-time milestone payment of $18.0 million, provided that the Company does not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If the Company were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KHK Agreement relating to rights the Company retains. The Company is required to pay KHK a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. The Company would, however, owe KHK 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approvals for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany were paid in April 2018 and in January 2019, respectively, and the sublicense fee for EUSA’s reimbursement approval in Spain is expected to be paid in the second quarter of 2019.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Professional fees	$674	$798
Compensation and benefits	557	1,046
Other	901	854
Total	$2,132	$2,698

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

In December 2017, the Company entered into the 2017 Loan Agreement to refinance the Company’s existing loan facility with Hercules and to retire the $20.0 million in secured debt then-outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the new $20.0 million loan facility has a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib. Per the 2017 Loan Agreement, Hercules did not receive any warrants to purchase shares of the Company’s common stock and no longer has the option, subject to the Company’s written consent, to participate in its future equity financings up to $2.0 million through the purchase of the Company’s common stock either with cash or through the conversion of outstanding principal under the loan.

Per the 2017 Loan Agreement, the loan maturity date was revised from December 2019 to July 2021. The Company was not required to make principal payments until February 1, 2019, at which time the Company would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021, which increased the total end-of-term payments under the 2014 Amendment, 2016 Amendment and 2017 Loan Agreement to approximately $1.6 million. The end-of-term payments under the 2014 Amendment, in the approximate amount of $0.5 million, and the 2016 Amendment, in the amount of $0.3 million, continued to be due on their original due dates of January 1, 2018 and December 1, 2019, respectively. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. The interest rate as of March 31, 2019 remained at 10.20%.

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

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.8 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of March 31, 2019, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2019 are as follows (amounts in thousands):

Year Ending December 31:
2019 (remaining 9 months)	$5,615
2020	11,097
2021	7,308
24,020
Less amount representing interest	(2,930)
Less unamortized discount	(801)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(5,688)
Loans payable, net of current portion and discount	$13,511

(7) Common Stock

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 21,739,131 shares of its common stock and warrants to purchase an aggregate of 25,000,000 shares of its common stock (“the Offering Warrants”), including warrants to purchase an aggregate of 3,260,869 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 4,707,770 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 12,515,559 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of March 31, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Public Offering – August 2018

On August 21, 2018, the Company completed an underwritten public offering of 2,500,000 shares of its common stock at the public offering price of $2.26 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 2,000,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Settlement Warrants

On July 16, 2018, the Company issued and delivered 2.0 million Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to Note 3, “Significant Accounting Policies – Prior Class Action Settlement and Settlement Warrants” for further discussion.

Universal Shelf Registration Statement

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

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of March 31, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

(8) Stock-based Compensation

Stock Incentive Plan

The Company maintains the 2010 Stock Incentive Plan (the “Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017. The Plan provides for the grant of equity awards such as stock options and restricted stock. The Plan provides that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company. Options and restricted stock granted under the Plan vest over periods as determined by the Board of Directors, which generally are equal to four years. Options generally expire ten years from the date of grant. A total of 12,000,000 shares has been reserved under the Plan and as of March 31, 2019, there were 499,196 shares of common stock available for future issuance.

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,583,349	$2.28
Granted	712,500	$0.60
Exercised	—	$—
Forfeited	(106,030)	$2.28
Outstanding at March 31, 2019	10,189,819	$2.17	7.37	$524,000
Exercisable at March 31, 2019	5,926,360	$2.21	6.54	$228,000

Stock options to purchase 487,759 shares of common stock contain performance-based vesting conditions, which were not deemed probable of vesting at March 31, 2019.

The aggregate intrinsic value is based upon the Company’s closing stock price of $0.82 on March 29, 2019, the last trading day of the quarter.

In February 2019, as part of the Company’s annual individual performance evaluations of its executive officers, the Board of Directors, upon the recommendation of the Compensation Committee, granted to the Company’s executive officers options to purchase an aggregate of 3,303,600 shares of the Company’s common stock, contingent on the approval of the 2019 Equity Incentive Plan by the Company’s stockholders as the Company did not have enough shares under the Plan to make these stock option grants (“Contingent Option Awards”). The Contingent Option Awards to such executive officers were granted with a term of 10 years and an exercise price of $0.62 per share, which was the closing price of the Company’s common stock on the date of grant. The Contingent Option Awards vest in equal monthly installments over four years, subject to the officer’s continued employment with the Company; provided, that the Contingent Option Awards will automatically terminate and be forfeited if the Company’s stockholders do not approve the 2019 Equity Incentive Plan within 12 months of the grant date of the options, and further provided that the options will not be exercisable, and no common stock will be issuable thereunder, before the approval of the 2019 Equity Incentive Plan by the Company’s stockholders. The Contingent Option Awards are excluded from the option table above and no expense was recognized for these awards during the three months ended March 31, 2019 because the grant date criteria under ASC 718 had not been met as of March 31, 2019.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted the following table:

	Three Months Ended March 31,
	2019	2018
Volatility factor	88.27% - 90.49%	80.18% - 83.40%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	2.24% - 2.55%	2.64%
Dividend yield	—	—

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $0.46 and $2.18, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur.

As of March 31, 2019, there was $5.4 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years.

(9) Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against the Company and certain of its present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. The complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between August 4, 2016 through January 31, 2019.  The complaint generally alleges that the Company and the officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and/or failing to disclose that “the TIVO-3 trial was inadequately designed to address the OS concerns” from the TIVO-1 trial, that “tivozanib had insufficient survival data to meet FDA approval following its initial 2013 rejection,” and that “this lack of sufficient survival data would put tivozanib at greater risk of delayed FDA approval.”  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

In June 2018, the Company settled a consolidated class action lawsuit (the “2013 Class Action”), In re AVEO Pharmaceuticals, Inc. Securities Litigation et al., No. 1:13-cv-11157-DJC, that had been filed in 2013 against the Company and certain of its former officers (Tuan Ha-Ngoc, David N. Johnston, William Slichenmyer, and Ronald DePinho) in the United States District Court for the District of Massachusetts (the “District Court”).  The 2013 Class Action had been dismissed without prejudice in March 2015, and the lead plaintiffs then filed a second amended complaint bringing similar allegations, but which no longer named Mr. DePinho as a defendant. The Company moved to dismiss again, and the District Court ruled in the Company’s favor and dismissed the second amended complaint with prejudice in November 2015. The lead plaintiffs appealed the District Court’s decision and also filed a motion to vacate and reconsider the District Court’s judgment. In January 2017, the District Court granted the plaintiffs’ motion to vacate the dismissal and judgment.  In February 2017, the plaintiffs filed a third amended complaint, on behalf of stockholders who purchased common stock between May 16, 2012 and May 1, 2013 (the “2013 Class”) alleging claims similar to those alleged in the prior complaints, namely that the Company and certain of the Company’s former officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning the phase 3 trial design and results for the Company’s TIVO-1 clinical trial in an effort to lead investors to believe that the drug would receive approval from the FDA. In July 2017, the District Court entered an order referring the case to alternative dispute resolution. The parties mediated during the fall of 2017.

On December 26, 2017, the parties entered into a binding memorandum of understanding (the “MOU”) to settle the 2013 Class Action.  Under the terms of the MOU, the Company agreed to cause certain of the Company’s and the individual defendants’ insurance carriers to provide the 2013 Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, the Company agreed to issue to the 2013 Class the Settlement Warrants, for the purchase of 2.0 million shares of the Company’s common stock, which, subject to certain conditions, are exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the Final Approval Hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses, subject to the Final Judgment. Upon the conclusion of a standard 30-day appeal period, the Effective Date was deemed to be June 29, 2018. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018.

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

In 2013, the SEC also served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. In September 2017 and October 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them. In November 2018, the District Court jury ruled against the remaining former officer.  In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

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

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. In November 2018, we announced that our phase 3 randomized, controlled, multi-center, open-label trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy, which we refer to as the TIVO-3 trial, met its primary endpoint of improving progression-free survival, or PFS. Preliminary data for the secondary endpoint of the TIVO-3 trial, overall survival, or OS, was not mature as of the time of the final PFS analysis but favored sorafenib. In January 2019, the U.S. Food and Drug Administration, or FDA, recommended that we not submit a new drug application, or NDA, for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from our previously completed phase 3 trial for tivozanib in the first-line treatment of RCC, which we refer to as the TIVO-1 trial.  Following discussion with the FDA, we have extended the timeline for the TIVO-3 trial OS analysis and plan to conduct another interim OS analysis in August 2019.  We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

We are leveraging several collaborations in the development of tivozanib.  We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through our partner, tivozanib is approved in the European Union, or EU, as well as Norway and Iceland, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.  We are conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. Leveraging early monotherapy results in HCC, we have a clinical collaboration to study tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC.  In addition, a new formulation of tivozanib is in preclinical development for the treatment of age-related macular degeneration.

As part of our strategy, we have also entered into partnerships to help fund the development and commercialization of our other product candidates. Ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, is currently being tested in several investigator sponsored studies jointly funded by us and our development partner for the potential treatment of squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer.  Our partner for AV-203, an anti-ErbB3 monoclonal antibody, is planning to initiate clinical studies in China in 2019 in esophageal squamous cell carcinoma, or ESCC, and has committed to funding the development of AV-203 through proof-of-concept.  We have recently regained the rights to AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia, and are working to initiate preclinical toxicology studies in 2019 to support the potential filing of an investigational new drug application, or IND, with the FDA.  We are evaluating options for the development of our preclinical AV-353 program which targets the Notch 3 pathway.

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

Clinical and Regulatory Development in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted the TIVO-1 trial, a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with sorafenib, an approved therapy, for the first-line treatment of RCC. The trial met its primary endpoint of improving PFS with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in OS. The protocol-specified final OS analysis at 24 months since the last patient enrolled showed a median OS for the tivozanib arm of 28.8 months versus a median OS for the sorafenib arm of 29.3 months (HR=1.245, p=0.105). Subsequently, in connection with EUSA’s application for the use of tivozanib as a first-line treatment for RCC to the European Medicines Agency, or EMA, in February 2016, which is further discussed below, the survival status of additional patients was taken into account and the updated median OS for the tivozanib arm was 28.2 months and the updated median OS for the sorafenib arm was 30.8 months (hazard ratio (HR)=1.147, p=0.276). We believe that an imbalance in subsequent therapy combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib. In 2012, we submitted an NDA to the FDA seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

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

EUSA has commercially launched and received reimbursement approval for FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, the German Federal Association of the Statutory Health Insurances, or GKV-SV, and Spain’s Ministry of Health, Consumer Affairs and Social Welfare, or MSCBS, respectively, for the first-line treatment of RCC. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries.

In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA informed us that the CHMP requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the preliminary OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the preliminary OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019, which we expect to report in the fourth quarter of 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirms a negative trend in OS.

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

On November 5, 2018, we announced positive topline results for the primary endpoint of the TIVO-3 trial. The trial met its primary endpoint of improving PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment. Patients who received prior checkpoint inhibitor therapy had a 45% reduction in risk of progression or death. The analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis and the preliminary OS analysis favored sorafenib (HR=1.12, p=0.44). The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, with Grade 3 or higher adverse events consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition.

At a pre-NDA meeting in January 2019 with the FDA, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS outlined in its complete response letter delivered to us in June 2013 regarding the TIVO-1 trial, which had shown a protocol-specified final OS hazard ratio of 1.245. On February 5, 2019, we received final minutes from that meeting with the FDA. The minutes reflect our agreement with the FDA not to submit an NDA for tivozanib at this time. We previously planned to conduct the final OS analysis per protocol in August 2019.  However, due to the longer-than-expected median OS in both the tivozanib and sorafenib arms, and following our discussion with the FDA, we plan to designate the OS analysis to be conducted in August 2019 as a second interim analysis. We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

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

Development in AML. We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with cytarabine in AML. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. The phase 2 portion is ongoing and expected to enroll ten additional patients. On April 1, 2019, data from the phase 1b expansion cohort was presented at the 2019 American Association for Cancer Research Annual Meeting. The maximum tolerated dose was 20 mg/kg of ficlatuzumab on day 1 followed by 2 g/m2 cytarabine daily on days 2 through 7. Of the 18 AML patients enrolled in the study, all had disease that was refractory to initial treatment, 17 were evaluable and nine achieved a complete response. The most frequent grade 3/4 treatment emergent adverse events observed were febrile neutropenia, liver function test abnormalities, and electrolyte disturbance. There was one death from sepsis and multi-organ failure that was determined to be disease-related, and one patient withdrew from the study due to grade 4 gastrointestinal bleed, determined to likely be ficlatuzumab related.

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

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab. The expansion of the ficlatuzumab clinical program, beyond what we are committed to, may require additional manufacturing efforts and costs.

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

We believe that AV-380 represents a unique approach to treating cachexia because it has been demonstrated to address key underlying mechanisms of the syndrome. We have established preclinical proof-of-concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of a survival benefit. We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models, completed cell line development and manufactured cGMP lots for potential use in clinical trials. In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s.

In August 2015, we entered into a license agreement, which we refer to as the Novartis Agreement, pursuant to which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. On June 29, 2018, Novartis notified us that it would be terminating the Novartis Agreement, without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018, we regained worldwide rights to the AV-380 program, and on December 18, 2018, we entered into a new agreement with Novartis, or the AV-380 Transfer Agreement, to further establish and clarify the terms on which Novartis will return the AV-380 program to us to support our continuing development of the AV-380 program. We are working to initiate preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in the future.

AV-353

AV-353 is a potent inhibitory antibody specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases, such as pulmonary arterial hypertension, and neurodegenerative conditions. We are currently evaluating options to develop AV-353.

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

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5, and an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment with respect to the reimbursement approval in the United Kingdom that was received from EUSA in March 2018, a $2.0 million milestone payment with respect to the reimbursement approval in Germany that was received from EUSA in December 2018 and a $2.0 million milestone payment with respect to the reimbursement approval in Spain that is expected to be received from EUSA in the second quarter of 2019. We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has commercially launched and received reimbursement approval for FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. We recognized approximately $0.2 million and $46,000 in revenue for sales royalties in the three months ended March 31, 2019 and 2018, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including any reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million, each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany were paid in April 2018 and in January 2019, respectively, and is expected to be paid in the second quarter of 2019 for Spain.

The term of the EUSA Agreement continues on a product-by-product and country-by-country basis until the last to occur of (a) the expiration of the last valid patent claim for such product in such country, (b) the expiration of market or regulatory data exclusivity for such product in such country or (c) the tenth anniversary of the effective date. Either party may terminate the EUSA Agreement in the event of the bankruptcy of the other party or a material breach by the other party that remains uncured, following receipt of written notice of such breach, for a period of (a) thirty (30) days in the case of breach for nonpayment of any amount due under the EUSA Agreement, and (b) ninety (90) days in the case of any other material breach. EUSA may terminate the EUSA Agreement at any time upon one hundred eighty (180) days’ prior written notice. In addition, we may terminate the EUSA Agreement upon thirty (30) days’ prior written notice if EUSA challenges any of the patent rights licensed under the EUSA Agreement.

Biodesix

In April 2014, we entered into a worldwide co-development and collaboration agreement with Biodesix, or the Biodesix Agreement, to develop and commercialize ficlatuzumab.  The Biodesix Agreement generally provides for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization, subject to opt-out rights and certain other exceptions. We are designated to lead the clinical development of ficlatuzumab following approval of a development plan by a joint steering committee.

Under the Biodesix Agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab. Each license includes the right to sublicense, subject to certain exceptions. In October 2016, we amended the Biodesix Agreement in connection with the termination of the FOCAL trial, a phase 2 proof-of-concept clinical study of ficlatuzumab for the treatment of non-small cell lung cancer in poor prognosis patients in which VeriStrat was used to select clinical trial subjects. We terminated the FOCAL trial after experiencing low rates of positivity for the biomarkers, and conducting an interim analysis that confirmed lack of feasibility and commercial opportunity for the targeted patient population.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. The non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall generally be entitled to receive a royalty equal to 10% of any future net sales of ficlatuzumab throughout the world, and 25% of any future revenue from collaborations. The Biodesix Agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make future milestone payments, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. The $2.3 million payment we received from Novartis in January 2019 pursuant to the AV-380 Transfer Agreement was used to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. Refer to “ – Our Product Candidates – AV-380” and Note 4 “Collaborations and License Agreements – Novartis”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding details of the AV-380 Transfer Agreeemnt.

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

Biogen Idec

In March 2009, we entered into an exclusive option and license agreement with Biogen Idec regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen Idec, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our CANbridge Agreement. We are obligated to pay Biogen Idec a percentage of milestone payments we receive under the CANbridge Agreement and single-digit royalty payments on net sales related to the sale of AV-203, up to a cumulative maximum amount of $50.0 million.

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

We have upfront, milestone and royalty payment obligations payable to KHK under our KHK Agreement. Upon entering into the KHK Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KHK in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KHK in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KHK Agreement is a one-time only payment obligation. Accordingly, we did not owe KHK another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial and would not owe a milestone payment to KHK when we file our anticipated NDA with the FDA if we receive positive TIVO-3 topline data. If we obtain approval for tivozanib in the United States, we would owe KHK a one-time milestone payment of $18.0 million, provided that we do not sublicense U.S. rights for tivozanib prior to obtaining a U.S. regulatory approval. If we were to sublicense the U.S. rights, the associated U.S. regulatory milestone would be replaced by a specified percentage of sublicensing revenue, as set forth below.

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

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial were not subject to sublicense revenue payments to KHK. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KHK, subject to certain limitations. We would, however, owe KHK 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KHK sublicense fee, or $0.6 million each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom and Germany were paid in April 2018 and in January 2019, respectively, and the sublicense fee for EUSA’s reimbursement approval in Spain is expected to be paid in the second quarter of 2019.

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

Financial Overview

We do not have a history of being profitable and, as of March 31, 2019, we had an accumulated deficit of $594.5 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “Liquidity and Capital Resources—Liquidity” section for a further discussion of our funding requirements.

Revenue

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers, or ASC 606. Refer to Note 3, “Significant Accounting Policies - Revenue Recognition” and Note 4, “Collaborations and License Agreements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We anticipate that research and development expenses will decrease during the remainder of 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by an increase in connection with the planned commencement in 2019 of a phase 1/2 study of tivozanib in combination with IMFINZI (durvalumab) in advanced, unresectable HCC in collaboration with AstraZeneca. This estimate excludes possible additional clinical trials we may sponsor and, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will remain at current levels during the remainder of 2019, excluding pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

As of March 31, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc., or Hercules, 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and we issued 544,041 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded a non-cash gain of approximately $8.8 million and a non-cash loss of approximately $1.5 million in the three months ended March 31, 2019 and 2018, respectively, in our Statement of Operations attributable to the decreases and increases, respectively, in the fair value of the warrant liability that resulted from a lower stock price as of March 31, 2019 and a higher stock price as of March 31, 2018, relative to prior periods. In the three months ended March 31, 2018, we recorded a reduction in the warrant liability attributable to warrant exercises, with a corresponding increase to additional paid-in capital, of approximately $1.1 million.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019
Expected price volatility	76.25%	82.64%	111.99%
Expected term (in years)	5.00	2.50	2.25
Risk-free interest rates	1.22%	2.47%	2.27%
Stock price	$0.89	$1.60	$0.82
Dividend yield	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2019, we are forecasting a net loss for the year ended December 31, 2019 and an effective tax-rate of 0%, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability and estimated Settlement Liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2019, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 14, 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues (in thousands)

	Three Months Ended March 31,		Comparison
	2019	2018	$	%
EUSA	$1,611	$1,026	$585	57%
Total	$1,611	$1,026	$585	57%

In 2019 as compared to 2018, revenue increased under our partnership with EUSA by $0.6 million principally due to increases of $0.5 million related to the timing and amount of revenue recognition for milestone payments under ASC 606 and $0.1 million related to royalties from the sales of FOTIVDA.

In February 2019, EUSA obtained reimbursement approval for tivozanib (FOTIVDA) from the MSCBS in Spain in first-line RCC and, accordingly, we earned a $2.0 million milestone payment from EUSA. In accordance with ASC 606, we recognized approximately $1.0 million of this milestone payment in revenue for the cumulative catch-up for the period from contract execution in December 2015 through the milestone achievement in February 2019, with the approximate $1.0 million balance classified as deferred revenue that is being recognized as revenue over the remainder of our performance period through April 2022.

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

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to our EUSA Agreement.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Comparison
	2019	2018	$	%
Tivozanib	$4,112	$4,919	$(807)	(16)%
AV-380 Program in Cachexia	2,350	15	$2,335	15567%
Ficlatuzumab	31	133	(102)	(77)%
Overhead	359	337	22	7%
Total research and development expenses	$6,852	$5,404	$1,448	27%

In 2019 as compared to 2018, research and development expenses increased by $1.4 million, principally due to an increase of $2.3 million in AV-380 expenses related to the $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019, offset in part by a decrease of $0.8 million in net tivozanib expenses.

The $0.8 million net decrease in tivozanib expenses principally included decreases of $0.6 million for expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017 and $0.7 million for expenses related to pre-commercial manufacturing, partially offset by an increase of $0.4 million for expenses related to the preparation of a possible NDA submission that were not incurred in the same period last year.

We anticipate that research and development expenses will decrease during the remainder of 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by an increase in connection with the planned commencement in 2019 of a phase 1/2 study of tivozanib in combination with IMFINZI (durvalumab) in advanced, unresectable HCC in collaboration with AstraZeneca. This estimate excludes possible additional clinical trials we may sponsor and, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

General and Administrative Expenses (in thousands)

	Three Months
	Ended March 31,		Comparison
	2019	2018	$	%
General and administrative expenses	$2,455	$2,610	$(155)	(6)%

In 2019 as compared to 2018, general and administrative expenses decreased by $0.2 million, principally due to decreases of $0.4 million in professional fees, offset in part by an increase of $0.2 million in compensation-related costs.

We anticipate that our general and administrative expenses will remain at current levels during the remainder of 2019, excluding pre-commercialization activities that we may undertake subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

Settlement Costs (in thousands)

	Three Months
	Ended March 31,		Comparison
	2019	2018	$	%
Settlement costs	$—	$42	$(42)	-100%

In December 2017, we entered into a MOU related to a class action settlement that included the issuance of the 2.0 million Settlement Warrants to purchase shares of our common stock. The Settlement Warrants were revalued at each balance sheet date prior to their issuance on July 16, 2018. Refer to Note 3, “Significant Accounting Policies - Prior Class Action Settlement and Settlement Warrants” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months
	Ended March 31,		Comparison
	2019	2018	$	%
Change in fair value of PIPE Warrant liability	8,815	$(1,465)	$10,280	(702)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date.

In 2019, we recorded an approximate non-cash gain of $8.8 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $0.82 on March 31, 2019 compared to the stock price of $1.60 on December 31, 2018, offset in part by a higher volatility rate of our common stock of 112% on March 31, 2019 compared to the volatility rate of 83% on December 31, 2018.

Interest Expense, net (in thousands)

	Three Months
	Ended March 31,		Comparison
	2019	2018	$	%
Interest expense, net	$(564)	$(493)	$(71)	14%

In December 2017, we refinanced our debt facility, the terms of which included a reduction in the then interest rate from 11.9% to 9.45%. In December 2018, the interest rate increased to 10.2% due to corresponding increases during 2018 in the prime interest rate, which is a component of the overall interest rate.

In 2019, interest expense increased by $0.1 million principally due to a higher interest rate of 10.2% in the first quarter of 2019 as compared to an interest rate of 9.45% during the same period in 2018.

We anticipate that interest expense in 2019 will remain at current levels. In November 2018, Hercules granted the first 6-month extension of the interest-only period, which resulted in the deferment of principal payments until August 1, 2019.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $23.5 million. See “—Liquidity” below for a further discussion of our liquidity. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(8,456)	$(6,518)
Net cash provided by investing activities	—	7,736
Net cash provided by (used in) financing activities	7,512	(7)
Net (decrease) increase in cash and cash equivalents	$(944)	$1,211

Our operating activities used cash of $8.5 million and $6.5 million in 2019 and 2018, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $0 in 2019 and $7.7 million in 2018, respectively, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $7.5 million and used cash of seven thousand dollars in 2019 and 2018, respectively. In 2019, we raised approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to the Leerink Sales Agreement in February 2019. In 2018, we raised approximately $0.5 million in January 2018 from the issuance of 0.5 million shares of our common stock upon the exercise of 0.5 million PIPE Warrants, offset by a $0.5 million end-of-term debt payment in connection with the 2014 Amendment of our loan facility.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 21,739,131 shares of our common stock and warrants to purchase an aggregate of 25,000,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 3,260,869 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Sales Agreement with SVB Leerink

In February 2018, we entered into a sales agreement with SVB Leerink, or the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 4.7 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 12.5 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of March 31, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Public Offering – August 2018

On August 21, 2018, we completed an underwritten public offering of 2.5 million shares of our common stock at the public offering price of $2.26 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 2.0 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by us.

Settlement Warrants

On July 16, 2018, we issued and delivered 2.0 million Settlement Warrants to purchase shares of our common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. Refer to the section above, “Prior Class Action Settlement and Settlement Warrants” for further discussion.

Universal Shelf Registration Statement

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of March 31, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. The interest rate as of March 31, 2019 remained at 10.20%.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2019, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Liquidity

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We anticipate that we will continue to incur significant operating losses for the next several years as we incur expenses to continue to execute on our clinical development strategy to advance our preclinical and clinical stage assets. We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support our development activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $3.5 million to $4.5 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $49.0 million to $50.0 million. Our aggregate remaining costs for the TiNivo trial, including tivozanib drug supply and distribution, could be in the range of $0.6 million to $0.8 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.3 million to $4.9 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

During the three months ended March 31, 2019, we received approximately $10.2 million in funding, including approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to our Leerink Sales Agreement in February 2019 and the $2.3 million payment from Novartis pursuant to the AV-380 Transfer Agreement, which we used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement, as well as approximately $0.2 million in partnership funding related to royalties from the sales of FOTIVDA by EUSA and approximately $0.2 million in cost sharing payments.

As of March 31, 2019, we had approximately $23.5 million in cash, cash equivalents and marketable securities, working capital of $7.4 million and an accumulated deficit of $594.5 million. In April 2019, we completed an underwritten public offering of 21,739,131 shares of our common stock and warrants to purchase an aggregate of 25,000,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 3,260,869 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. Our net offering proceeds were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, in February 2019, we earned a $2.0 million milestone payment from EUSA for the reimbursement approval by the MSCBS for RCC in Spain that is expected to be received in the second quarter of 2019, net of the corresponding 30% sublicense fee due to KHK. Based on our available cash resources, we believe we have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

We believe that our approximate $23.5 million in cash, cash equivalents and marketable securities at March 31, 2019, along with approximately $24.2 million in additional net funding raised in the second quarter of 2019 to-date, as described above, would allow us to fund our planned operations into the fourth quarter of 2020. This estimate excludes possible additional clinical trials we may sponsor and, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake. This estimate also assumes no receipt of additional milestone payments from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no sales of equity through the exercise of our outstanding PIPE Warrants, Offering Warrants or Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us, including the purported class action lawsuit filed against us in February 2019 described under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any.

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

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $23.5 million. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of March 31, 2019, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of March 31, 2019, the interest rate was 10.20%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of March 31, 2019, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2019. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against us and certain of our present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. The complaint purports to be brought on behalf of shareholders who purchased our common stock between August 4, 2016 through January 31, 2019.  The complaint generally alleges that we and the officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and/or failing to disclose that “the TIVO-3 trial was inadequately designed to address the OS concerns” from the TIVO-1 trial, that “tivozanib had insufficient survival data to meet FDA approval following its initial 2013 rejection,” and that “this lack of sufficient survival data would put tivozanib at greater risk of delayed FDA approval.”  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

For a discussion of certain legal proceedings against us that are no longer pending, including two class action lawsuits filed against us and certain of our former officers and directors in 2013 and a lawsuit filed against us and our former officers by the SEC in 2016, each alleging that we violated federal securities laws by misleading investors about our efforts to obtain FDA approval for tivozanib, refer to Note 9 – “Legal Proceedings”, in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 2 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview—Prior Class Action Settlement and Settlement Warrants”.

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

We have generated net income of $0.6 million and incurred a net loss of $9.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively, and as of March 31, 2019, had an accumulated deficit of $594.5 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib. For example, we estimate that the aggregate remaining costs for the TIVO-3 trial, including drug supply and distribution, could be in the range of $3.5 million to $4.5 million through 2019. We estimate that the overall cost for the TIVO-3 trial, including drug supply and distribution, could be in the range of $49.0 million to $50.0 million. Our aggregate remaining costs for the TiNivo trial in collaboration with BMS and EUSA, including tivozanib drug supply and distribution, could be in the range of $0.6 million to $0.8 million through 2019. We estimate that the overall cost for the TiNivo trial, including drug supply and distribution, could be in the range of $4.3 million to $4.9 million. BMS is providing nivolumab for the TiNivo trial. In addition, in September 2017, EUSA elected to opt-in to co-develop the TiNivo trial and paid the maximum $2.0 million for its approximate 50% share of the total trial costs.

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

As of March 31, 2019, we had approximately $23.5 million in cash, cash equivalents and marketable securities. In April 2019, we completed an underwritten public offering of 21,739,131 shares of our common stock and warrants to purchase an aggregate of 25,000,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 3,260,869 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In addition, in February 2019, we earned a $2.0 million milestone payment from EUSA for the reimbursement approval by the MSCBS for RCC in Spain that is expected to be received in the second quarter of 2019, net of the corresponding 30% sublicense fee due to KHK. Although as of the time of filing this Quarterly Report on Form 10-Q we believe we have sufficient cash resources to support our current operations for at least the next twelve months, we have concluded in previous periods that conditions and events existed that raised substantial doubt as to our ability to continue as a going concern and we may identify similar conditions or events in the future. We will need additional funding to support our planned operating activities. Accordingly, the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. If we are unable to raise capital when needed, there is a risk our financial condition could raise substantial doubt as to our ability to continue as a going concern in the future.

We believe that our approximate $23.5 million in cash, cash equivalents and marketable securities at March 31, 2019, along with approximately $24.2 million in additional net funding raised in the second quarter of 2019 to-date, as described above, would allow us to fund our planned operations into the fourth quarter of 2020. This estimate excludes possible additional clinical trials we may sponsor and, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, any related drug manufacturing and drug supply distribution, and pre-commercialization activities that we may undertake. This estimate also assumes no receipt of additional milestone payments from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no sales of equity through the exercise of our outstanding PIPE Warrants, Offering Warrants or Settlement Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

•	the cost and outcome of any legal actions against us, including the purported class action lawsuit filed against us in February 2019 described under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any.

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

Other than the European marketing approval for tivozanib (FOTIVDA) received by our partner EUSA in August 2017, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although we plan to make a decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, we may not be able to submit our NDA in the near future or at all. Any NDA we submit to the FDA may not be accepted for submission or approved by the FDA and even if approved, we may not be able to successfully commercialize tivozanib in the United States.

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

In 2016, we paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers settled. In November 2018, the District Court jury ruled against the remaining former officer. In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial.  He has continued to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

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

Other than the European marketing approval for tivozanib (FOTIVDA) received by our partner EUSA in August 2017, we currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tivozanib for marketing approval in North America. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tivozanib in North America in one or more disease indications.

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

Although the development and commercialization of tivozanib is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates.  These other product candidates will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities.  All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.  In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.

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

Any inability to timely or successfully complete preclinical and clinical development and demonstrate the results necessary to support regulatory approvals could result in additional unplanned costs and impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Moreover, if we, or any collaborators, are required to conduct additional clinical trials or other testing of our product candidates beyond those planned, or if the results of these trials or tests are unfavorable, uncertain, only modestly favorable or indicate safety concerns, we or our collaborators, may:

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the preliminary OS data for our TIVO-3 trial of data collected through October 4, 2019, and subsequently announced in November 2019, showed a hazard ratio of 1.06 (p =0.69); in January 2019, we revised the hazard ratio for the preliminary OS data to 1.12 (p =0.44) to reflect the survival status of a group of patients that had previously been lost to follow-up.  At this time, we cannot say the degree to which these interim results will be indicative of the final trial results.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013 regarding the TIVO-1 trial.  However, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although we plan to make a decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the TIVO-3 trial could fail to achieve OS results that are satisfactory to the FDA, or could otherwise be rejected by the FDA as a basis for marketing approval for another reason.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. Although the TIVO-3 trial met its primary endpoint of improving PFS, the analysis of the secondary endpoint of OS was not mature at the time of the final PFS analysis, with approximately 50% of potential OS events having been reported. After taking into account the survival status of a group of patients that were previously lost to follow-up, the preliminary OS analysis showed a hazard ratio of 1.12 (p=0.44). In January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. If the TIVO-3 trial does not achieve a final OS result that is satisfactory to the FDA, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the TIVO-3 trial could be rejected by the FDA as a basis for marketing approval of tivozanib.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the preliminary OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the preliminary OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirms a negative trend in OS. We anticipate that the results of the August 2019 interim OS analysis will be available in the fourth quarter of 2019. If the CHMP or the EMA finds that these results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. Novartis is currently in the process of transferring the AV-380 program and returning the AV-380 drug supply back to us. We are working to initiate preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in the future.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued a complete response letter informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although the TIVO-3 trial met its primary endpoint of improving PFS, if additional data does not sufficiently improve the OS results, we may not be able to obtain marketing approval from the FDA to successfully commercialize tivozanib in the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a maximum period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. To date, no formal withdrawal agreement has been reached between the United Kingdom and the EU, despite the passage of the date on which it was expected that the United Kingdom's membership in the EU would automatically terminate.  The deadline for negotiating a withdrawal agreement has been been extended to October 31, 2019, and discussions between the United Kingdom and the EU continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date, and the disagreement and uncertainty within the government of the United Kingdom sustains the possibility that the United Kingdom may leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for our product candidates, which could significantly and materially harm our business.

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

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, requiring that for each notice of proposed rulemaking or final regulation issued in fiscal year 2017, the agency was to identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management on February 2, 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since its enactment, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA.  For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the estimates of the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session.  It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with reduced benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed as well.  We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  One such executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General have filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization and step therapy for six protected classes of drugs, with certain exceptions, permit plans to implement pre-authroization and step therapy in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On March 18, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. We have been provided an initial period of 180 calendar days, or until September 16, 2019, to regain compliance with the minimum bid price requirement. If, at any time before September 16, 2019, the bid price for the our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than ten consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From April 22, 2019 to the date of this Quarterly Report, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	the results of regulatory reviews and other regulatory correspondence relating to our product candidates or our clinical trials;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors were involved in a number of legal proceedings, and more recently, in February 2019, we and certain of our current officers and a former officer were named as defendants in a purported class action lawsuit following our announcements related to the TIVO-3 trial data. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” These proceedings, and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

We and our collaborators may not achieve development and commercialization goals in the estimated time frames that we publicly announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-203, AV-380 and AV-353. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, delays or failures in our preclinical studies or clinical trials, insufficient data or unsatisfactory results from trials, the amount of time, effort and resources committed to our programs and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the purported class action lawsuit described elsewhere in this Quarterly Report on Form 10-Q under “Part II, Item 1 – Legal Proceedings”;

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

At March 31, 2019, we had approximately $23.5 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U.S. government money market fund and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.1	Form of Offering Warrant	8-K	001-34655	04/04/2019	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 9, 2019	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer