Form 10-Q
period 2019-06-30
AVEO PHARMACEUTICALS INC
filed 2019-08-08
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 2, 2019: 160,744,478.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,232	$24,427
Accounts receivable	611	3,026
Clinical trial retainers	18	126
Other prepaid expenses and other current assets	801	356
Total current assets	41,662	27,935
Other assets	—	—
Total assets	$41,662	$27,935
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,963	$3,499
Accrued clinical trial costs and contract research	4,708	6,254
Other accrued liabilities	1,555	2,698
Loans payable, net of discount	8,178	3,254
Deferred revenue	1,974	1,658
Deferred research and development reimbursements	207	454
Other liabilities (Note 6)	300	300
Total current liabilities	18,885	18,117
Loans payable, net of current portion and discount	11,166	15,779
Deferred revenue	3,539	3,802
PIPE Warrant liability (Note 7)	5,649	16,674
Other liabilities (Note 6)	790	790
Total liabilities	40,029	55,162
Stockholders’ equity (deficit):
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at each of June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: 500,000 shares authorized and 160,744 shares issued and outstanding at June 30, 2019; and 250,000 shares authorized and 126,485 shares issued and outstanding at December 31, 2018	161	126
Additional paid-in capital	599,060	567,655
Accumulated other comprehensive income	1	1
Accumulated deficit	(597,589)	(595,009)
Total stockholders’ equity (deficit)	1,633	(27,227)
Total liabilities and stockholders’ equity (deficit)	$41,662	$27,935

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Collaboration and licensing revenue	$493	$336	$1,947	$1,316
Partnership royalties	210	97	367	143
	703	433	2,314	1,459
Operating expenses:
Research and development	2,611	4,887	9,463	10,291
General and administrative	2,986	2,827	5,441	5,437
Settlement costs (Note 9)	—	(709)	—	(667)
	5,597	7,005	14,904	15,061
Loss from operations	(4,894)	(6,572)	(12,590)	(13,602)
Other income (expense), net:
Interest expense, net	(451)	(549)	(1,015)	(1,042)
Change in fair value of PIPE Warrant liability	2,210	11,125	11,025	9,660
Other income, net	1,759	10,576	10,010	8,618
Net income (loss)	$(3,135)	$4,004	$(2,580)	$(4,984)

Basic net income (loss) per share
Net income (loss) per share	$(0.02)	$0.03	$(0.02)	$(0.04)
Weighted average number of common shares outstanding	159,020	118,940	145,736	118,891

Diluted net income (loss) per share
Net income (loss) per share	$(0.02)	$(0.06)	$(0.02)	$(0.11)
Weighted average number of common shares and dilutive common share equivalents outstanding	159,020	128,692	145,736	129,372

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(3,135)	$4,004	$(2,580)	$(4,984)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	5	—	5
Comprehensive income (loss)	$(3,135)	$4,009	$(2,580)	$(4,979)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	126,485	$126	$567,655	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	12,515	13	7,499	—	—	7,512
Stock-based compensation expense related to equity- classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	139,000	$139	$575,738	$1	$(594,454)	$(18,576)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.3 million)	17,391	18	17,739	—	—	17,757
Issuance of common stock and warrants in a public offering, to related parties	4,348	4	4,996	—	—	5,000
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Exercise of stock options	5	—	3	—	—	3
Net loss	—	—	—	—	(3,135)	(3,135)
Balance at June 30, 2019	160,744	$161	$599,060	$1	$(597,589)	$1,633

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2017	118,325	$118	$546,092	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	(2,711)
Stock-based compensation expense related to equity- classified awards	—	—	583	—	—	583
Issuance of common stock in connection with warrant exercises	518	1	517	—	—	518
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,101	—	—	1,101
Exercise of stock options	24	—	15	—	—	15
Net loss	—	—	—	—	(8,988)	(8,988)
Balance at March 31, 2018	118,867	$119	$548,308	$(4)	$(598,668)	$(50,245)
Stock-based compensation expense related to equity- classified awards	—	—	621	—	—	621
Exercise of stock options	122	—	159	—	—	159
Issuance of common stock under employee stock purchase plan	6	—	11	—	—	11
Change in unrealized gain (loss) on investments	—	—	—	5	—	5
Net income	—	—	—	—	4,004	4,004
Balance at June 30, 2018	118,995	$119	$549,099	$1	$(594,664)	$(45,445)

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(2,580)	$(4,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,168	1,204
Non-cash interest expense	311	253
Non-cash change in fair value of PIPE Warrant liability	(11,025)	(9,660)
Non-cash charge for Settlement Warrants (Note 9)	—	(667)
Amortization of premium and discount on investments	—	2
Changes in operating assets and liabilities:
Accounts receivable	2,415	(571)
Insurance recovery (Note 9)	—	15,000
Prepaid expenses and other current assets	(337)	319
Other noncurrent assets	—	8
Accounts payable	(1,536)	386
Accrued contract research	(1,546)	(1,330)
Other accrued liabilities	(1,143)	(774)
Settlement liability (Note 9)	—	(15,000)
Deferred revenue	53	683
Deferred research and development reimbursements	(247)	(471)
Net cash used in operating activities	(14,467)	(15,602)
Investing activities
Purchases of marketable securities	—	(6,733)
Proceeds from maturities and sales of marketable securities	—	25,312
Net cash provided by investing activities	—	18,579
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	25,269	518
Proceeds from issuance of common stock and warrants to related parties	5,000	—
Proceeds from issuance of stock for stock-based compensation arrangements	3	185
Payment of end-of-term loan costs (Note 6)	—	(540)
Net cash provided by financing activities	30,272	163
Net increase in cash and cash equivalents	15,805	3,140
Cash and cash equivalents at beginning of period	24,427	14,949
Cash and cash equivalents at end of period	$40,232	$18,089
Supplemental cash flow information
Cash paid for interest	$1,029	$992
Non-cash operating activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$—	$2,711

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. The Company is working to develop and commercialize its lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma (“RCC”). In November 2018, the Company announced that its phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy (the“TIVO-3 trial”) met its primary endpoint of improving progression-free survival (“PFS”). Preliminary data for the secondary endpoint of the TIVO-3 trial, overall survival (“OS”), was not mature as of the time of the final PFS analysis but favored sorafenib. In January 2019, the U.S. Food and Drug Administration (the “FDA”) recommended that the Company not submit a new drug application (“NDA”) for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the Company’s previously completed phase 3 trial for tivozanib in the first-line treatment of RCC (the “TIVO-1 trial”).  Following discussion with the FDA, the Company has extended the timeline for the TIVO-3 trial OS analysis and plans to conduct another interim OS analysis in August 2019.  The Company anticipates reporting the results of this analysis in the fourth quarter of 2019, and plans to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

The Company’s pipeline of products and product candidates includes tivozanib in oncology and other indications in various geographies; ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody in squamous cell carcinoma of the head and neck (“SCCHN”), acute myeloid leukemia (“AML”) and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, for the treatment of esophageal squamous cell carcinoma (“ESCC”); AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway. The Company has sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through the Company’s partner, tivozanib is approved in the European Union (“EU”), as well as Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company also has clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma (“HCC”).  The Company is conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). Leveraging early monotherapy results in HCC, the Company has initiated a phase 1b/2 clinical trial of tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC (the “DEDUCTIVE trial”).

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of June 30, 2019, the Company had cash, cash equivalents and marketable securities totaling approximately $40.2 million, working capital of $22.8 million and an accumulated deficit of $597.6 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of June 30, 2019, the Company had approximately $40.2 million in cash, cash equivalents and marketable securities. In August 2019, the Company entered into an amendment to the license agreement that it entered into with Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KKC”) in December 2006 under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib (the “KKC Agreement”). Pursuant to the amendment to the KKC Agreement, KKC is required to make a non-refundable upfront payment to the Company in the amount of $25.0 million, which is expected to be received in the third quarter of 2019, as detailed in Note 4, “Collaborations and License Agreements.” Based on its available cash resources, the Company believes it has sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This estimate excludes, subject to the Company’s decision whether to submit a NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, and pre-commercialization activities that the Company may undertake. This estimate also assumes no receipt of additional milestone payments from the Company’s partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the sales agreement with SVB Leerink (the “Leerink Sales Agreement”) and no sales of equity through the exercise of the Company’s outstanding PIPE Warrants and Offering Warrants, as detailed in Note 7, “Common Stock.”

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2019, and for the three months and six months ended June 30, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2018 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

The following table summarizes the total revenues earned in the three months and six months ended June 30, 2019 and 2018, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
EUSA	$703	$433	$2,314	$1,459

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of June 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded non-cash gains of approximately $2.2 million and $11.1 million in the three months ended June 30, 2019 and 2018, respectively, and non-cash gains of $11.0 million and $9.7 million in the six months ended June 30, 2019 and 2018, respectively, in its Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from lower stock prices as of June 30, 2019 and June 30, 2018, relative to prior periods. In the six months ended June 30, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months and six months ended June 30, 2019 (in thousands):

Fair value at January 1, 2019	$16,674
Decrease in fair value	(8,815)
Fair value at March 31, 2019	$7,859
Decrease in fair value	(2,210)
Fair value at June 30, 2019	$5,649

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019	June 30, 2019
Expected price volatility	76.25%	82.64%	111.99%	113.86%
Expected term (in years)	5.00	2.50	2.25	2.00
Risk-free interest rates	1.22%	2.47%	2.27%	1.75%
Stock price	$0.89	$1.60	$0.82	$0.67
Dividend yield	—	—	—	—

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

In January 2018, the Company entered into a definitive stipulation of settlement agreement (the “Stipulation”).  In February 2018, the District Court preliminarily approved the Stipulation, following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”). Upon the conclusion of a 30-day appeal period, the Effective Date was deemed to be June 29, 2018. Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery was eliminated on the Effective Date. The Company had agreed to use its best efforts to issue and deliver the Settlement Warrants within ten business days following the Effective Date.  On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018. All 2.0 million Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

Refer to Note 9, “Legal Proceedings” for further discussion of the 2013 Class Action settlement.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. The fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. The Company recorded non-cash gains of approximately $0.7 million in each of the three months and six months ended June 30, 2018 in its Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate relative to prior periods.

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

The Company did not have any marketable securities as of June 30, 2019 or December 31, 2018, other than those classified as cash equivalents.

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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2019
Cash and cash equivalents:
Cash and money market funds	$37,983	$—	$—	$37,983
Corporate debt securities	2,249	—	—	2,249
Total cash, cash equivalents and marketable securities	$40,232	$—	$—	$40,232

December 31, 2018:
Cash and cash equivalents:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	8,215	1	—	8,216
Total cash, cash equivalents and marketable securities	$24,426	$1	$—	$24,427

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

As of June 30, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents in a U.S. government money market fund and its financial assets valued based on Level 2 inputs consisted of high-grade corporate debt securities, including commercial paper. During the three months and six months ended June 30, 2019, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of June 30, 2019, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at June 30, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$37,983	$—	$—	$37,983
Corporate debt securities	—	2,249	—	2,249
Total cash, cash equivalents and marketable securities	$37,983	$2,249	$—	$40,232
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,649	$5,649

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	—	8,216	—	8,216
Total cash, cash equivalents and marketable securities	$16,211	$8,216	$—	$24,427
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$16,674	$16,674

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

For each of the three months and six months ended June 30, 2019, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of the PIPE Warrants, Offering Warrants, Settlement Warrants and other common equivalent stock options, would be anti-dilutive under the treasury stock method. In each of the three months and six months ended June 30, 2019, the average market prices of the Company’s common stock were below the exercise prices of $1.00, $1.25 and $3.00 per share for the PIPE Warrants, Offering Warrants and Settlement Warrants, respectively.

However, for each of the three months and six months ended June 30, 2018, common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, as the average market prices of the Company’s common stock exceeded the $1.00 exercise price of the PIPE Warrants, and exclude the incremental common shares issuable upon the exercise of stock options as their effect would be anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2019 and 2018, respectively (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income (loss) attributable to AVEO common stockholders	$(3,135)	$4,004	$(2,580)	$(4,984)
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	—	(11,125)	—	(9,660)
Diluted net income (loss) attributable to AVEO common stockholders	$(3,135)	$(7,121)	$(2,580)	$(14,644)

Weighted-average shares of common stock outstanding	159,020	118,940	145,736	118,891

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants, Offering Warrants and Settlement Warrants	—	9,752	—	10,481
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	159,020	128,692	145,736	129,372
Basic net income (loss) per share	$(0.02)	$0.03	$(0.02)	$(0.04)
Diluted net income (loss) per share	$(0.02)	$(0.06)	$(0.02)	$(0.11)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Outstanding at June 30,
	2019	2018
Options outstanding	12,954	9,924
Offering Warrants outstanding	25,000	—
PIPE Warrants outstanding	16,839	—
Settlement Warrants outstanding	2,000	—
Total	56,793	9,924

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

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. Other awards, such as performance-based awards that vest upon the achievement of specified goals, are expensed using the accelerated attribution method if achievement of the specified goals is considered probable. The Company has also granted awards that vest upon the achievement of market conditions. Per ASC 718, Share-Based Payments (“ASC 718”), market conditions must be considered in determining the estimated grant-date fair value of share-based payments and the market conditions must be considered in determining the requisite service period over which compensation cost is recognized. The Company estimates the fair value of the awards with market conditions using a Monte Carlo simulation, which utilizes several assumptions including the risk-free interest rate, the volatility of the Company’s stock and the exercise behavior of award recipients. The grant-date fair value of the awards is then recognized over the requisite service period, which represents the derived service period for the awards as determined by the Monte Carlo simulation.

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the three months and six months ended June 30, 2019 and 2018, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$168	$198	$338	$381
General and administrative	416	423	830	823
Total	$584	$621	$1,168	$1,204

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2019, the Company is forecasting a net loss for the year ended December 31, 2019 and an effective tax rate of 0%. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2019, the Company has no net assets located outside of the United States.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvement to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). ASU 2018-10 made technical corrections to the new leases standard, clarifying certain inconsistencies in the guidance. ASU 2018-11 provides entities with a new transition method that allows them to use the effective date of the new leases standard as the date of initial application on transition. ASU 2016-02, as modified by ASU 2018-10 and ASU 2018-11 is effective for annual reporting periods beginning after December 15, 2018.

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

As of the date of initial application of ASU 2016-02 and as of June 30, 2019, all of the Company’s lease obligations have lease terms that are less than twelve months. The Company’s lease arrangement for its office facility is cancellable within 30 days’ notice to its landlord and excludes any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. In the three months and six months ended June 30, 2019, the Company recognized approximately $0.2 million and $0.4 million, respectively, in short-term operating lease expense in its Statement of Operations.

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

(4) Collaborations and License Agreements

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (PD-L1), in combination with tivozanib as a first-line treatment for patients with advanced, unresectable HCC in a phase 1b/2 clinical trial, which the Company refers to as the DEDUCTIVE trial. The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The phase 1b portion of the trial is expected to begin enrolling patients in the third quarter of 2019.

The Company is accounting for the joint development activities under the AstraZeneca Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because both the Company and AstraZeneca are active participants in the oversight of the DEDUCTIVE trial via their participation on a joint steering committee and are exposed to significant risk and rewards in connection with the activity based on their obligation to share in the costs. AstraZeneca does not meet the definition of a customer, thus the joint development activities under the AstraZeneca Agreement are not accounted for under ASC 606.

Payments from AstraZeneca with respect to its share of the external costs for the DEDUCTIVE trial incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company reduced research and development expenses by approximately $0.1 million in each of the three months and six months ended June 30, 2019. The Company did not incur any external trial costs under the AstraZeneca Agreement prior to the three month period ended June 30, 2019. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.1 million as of June 30, 2019.

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

Accounting Analysis Under ASC 606

The Company evaluated the CANbridge Agreement under ASC 606 and determined the CANbridge Agreement contained a single performance obligation related to the exclusive license to develop and commercialize AV-203 that was satisfied at the inception of the arrangement.The Company determined that the $1.0 million in upfront consideration received upon the execution of the CANbridge Agreement in March 2016 and the $1.0 million reimbursement received in the year ended December 31, 2017 for certain manufacturing costs incurred by the Company prior to the effective date constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation.

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

EUSA

In December 2015, the Company entered into the License Agreement with EUSA (the “EUSA Agreement”), under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first of which was obtained in New Zealand in July 2019. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.) (“KKC”), subject to certain limitations. The Company, however, would owe KKC 30% of other, non-research and development payments it may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC were subject to the 30% KKC sublicense fee, or $0.6 million, each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.

EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

Accounting Analysis Under ASC 606

Pursuant to ASC Topic 606, the Company identified the following promised goods and services at the inception of the EUSA Agreement: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories, including the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (ii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories and in its commercialization efforts; (iii) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories; and (iv) the Company’s participation in a joint steering committee. The Company determined that the license to develop and commercialize tivozanib in the EUSA Licensed Territories was not distinct from the other promised goods and services and has accordingly accounted for these items as a single performance obligation. In reaching this conclusion, the Company concluded the remaining promises were essential to EUSA’s use of the license.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.2 million and $0.1 million in the three months ended June 30, 2019 and 2018, respectively, and approximately $0.4 million and $0.1 million in the six months ended June 30, 2019 and 2018, respectively.

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

The Company recognized total revenues under the EUSA Agreement  of approximately $0.7 million and $0.4 million in the three months ended June 30, 2019 and 2018, respectively, and approximately $2.3 million and $1.5 million in the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $5.5 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended June 30,	Three Months Ended June 30,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$99
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	—
Milestone - Spanish reimbursement approval	February 2019	79	—
		$493	$336
Partnership Royalties		210	97
Total		$703	$433

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the six months ended June 30, 2019 and 2018 (in thousands):

		Six Months Ended June 30,	Six Months Ended June 30,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$197	$198
R&D payment - EMA approval in RCC	August 2017	316	316
Milestone - UK reimbursement approval	February 2018	158	802
Milestone - German reimbursement approval	November 2018	158	—
New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	February 2019	1,118	—
		$1,947	$1,316
Partnership Royalties		367	143
Total		$2,314	$1,459

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the six months ended June 30, 2019 (in thousands):

Contract Assets				Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance June 30, 2019
Accounts Receivable				$187	$2,367	$(2,344)	210

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance June 30, 2019
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,302	$—	$(197)	$1,105
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,079	—	(316)	1,763
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	1,040	—	(158)	882
Milestone - German reimbursement approval	2,000	November 2018	December 2018	1,039	—	(158)	881

New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	—	2,000	(1,118)	882
Total	$12,500			$5,460	$2,000	$(1,947)	$5,513

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

The Company recognized reductions in research and development expenses of approximately $0.1 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, and approximately $0.2 million and $0.5 million in the six months ended June 30 2019 and 2018, respectively. As of June 30, 2019, the Company had recognized approximately $1.8 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.2 million in prepaid cost sharing was classified as deferred research and development reimbursements as of June 30, 2019 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into a license agreement with Novartis (the “Novartis Agreement”), under which the Company granted Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. Novartis was responsible under the Novartis Agreement for the development, manufacture and commercialization of the Company’s antibodies and any resulting approved therapeutic products. On June 29, 2018, Novartis notified the Company that it would be terminating the Novartis Agreement without cause.  Effective August 28, 2018 the Company regained the rights to AV-380. Novartis’ termination without cause triggered the termination of all licenses and other rights granted by the Company to Novartis with regard to the AV-380 program, and the grant by Novartis to the Company of an irrevocable, exclusive, fully paid-up license, with a right to sublicense, to any patent rights or know-how controlled by Novartis as of the termination date related to the AV-380 program. Following termination, Novartis has initiated the process of transferring the AV-380 program back to the Company.

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

In December 2018, the Company entered into an agreement with Novartis (the “AV-380 Transfer Agreement”) to further establish and clarify the terms on which the AV-380 program will be returned to the Company and to support the Company’s continuing development of the AV-380 program.  The AV-380 Transfer Agreement provides for the continued transfer to the Company of the AV-380 program as well as cooperation regarding the Company’s future regulatory filings relating to AV-380. Novartis is also required to provide the AV-380 drug supply to the Company at no charge. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under its license agreement as further described below under the heading “—In-License Agreements – St. Vincent’s Hospital.” The AV-380 Transfer Agreement contains mutual releases by both parties of all claims arising out of the Novartis Agreement, other than indemnification obligations. Novartis has also agreed that it will not develop, manufacture or commercialize any anti-GDF15 antagonist antibody for three years following the date of the AV-380 Transfer Agreement.

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

In addition, the Company and Biodesix are currently funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in SCCHN, ficlatuzumab in combination with Cytosar (cytarabine) in AML (the “CyFi Trial”) and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

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

The Company is accounting for the joint development activities under the Biodesix Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because both the Company and Biodesix are active participants in the ongoing development of ficlatuzumab via their participation on a joint steering committee that oversees the development plans for ficlatuzumab and are exposed to significant risk and rewards in connection with their activity based on their obligations to share in the costs, as defined above. Payments from Biodesix with respect to its share of ficlatuzumab development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million and $44 thousand in the three months ended June 30, 2019 and 2018, respectively, and by approximately $0.2 million in each of the six months ended June 30, 2019 and 2018, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.2 million as of June 30, 2019.

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

In March 2014, the Company and Biogen amended the Biogen Agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with AVEO) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, AVEO has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by AVEO from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million.

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

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into the KKC Agreement, under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions. On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and, following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory.

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation, accordingly, the Company did not owe KKC another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KKC when the Company files its anticipated NDA with the FDA if it receives positive TIVO-3 topline data. Pursuant to the amendment to the KKC Agreement, KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon the Company obtaining marketing approval for tivozanib in the United States.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KKC Agreement relating to rights the Company retains. The Company is required to pay KKC a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial, were not subject to sublicense revenue payments to KKC. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. The Company would, however, owe KKC 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approvals for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.

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

Pursuant to the amendment to the KKC Agreement, KKC is required to make a non-refundable upfront payment to the Company in the amount of $25.0 million within thirty days of August 1, 2019.  KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

If KKC sublicenses any of its rights to tivozanib to a third party, KKC is required to pay the Company a percentage of amounts received from the respective sublicensees related to the Company’s territory, including upfront license fees, milestone payments and royalties, but excluding amounts received in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

The Company and KKC each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KKC Agreement. Under the KKC Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in its territory.

The KKC Agreement will remain in effect until the expiration of all of the Company’s royalty and sublicense revenue obligations, determined on a product-by-product and country-by-country basis, unless terminated earlier. If the Company fails to meet its obligations under the KKC Agreement and is unable to cure such failure within specified time periods, KKC can terminate the KKC Agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KKC any intellectual property or other rights the Company may have in tivozanib, including its regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Professional fees	$402	$798
Compensation and benefits	895	1,046
Other	258	854
Total	$1,555	$2,698

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

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. The interest rate as of June 30, 2019 remained at 10.20%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company is required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. On August 1, 2019, the Company resumed monthly payments of principal to Hercules. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Amendment, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.7 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of June 30, 2019, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2019 are as follows (amounts in thousands):

Year Ending December 31:
2019 (remaining 6 months)	$5,094
2020	11,097
2021	7,307
23,498
Less amount representing interest	(2,408)
Less unamortized discount	(656)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(8,178)
Loans payable, net of current portion and discount	$11,166

(7) Common Stock

In June 2019, the Company amended its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 250,000,000 from 250,000,000 shares to 500,000,000 shares. The amendment was adopted by the Company’s Board of Directors in April 2019 and approved by its stockholders at the Annual Meeting of Stockholders held on June 12, 2019.

As of June 30, 2019, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, of which 160,744,478 shares were issued and outstanding.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 21,739,131 shares of its common stock and warrants to purchase an aggregate of 25,000,000 shares of its common stock (“the Offering Warrants”), including warrants to purchase an aggregate of 3,260,869 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of June 30, 2019, Offering Warrants to purchase 25,000,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments as defined in ASC 480. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 4,707,770 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 12,515,559 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of June 30, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Settlement Warrants

On July 16, 2018, the Company issued and delivered 2.0 million Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $3.00 per share. All 2.0 million Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period. Refer to Note 3, “Significant Accounting Policies – Prior Class Action Settlement and Settlement Warrants” for further discussion.

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

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of June 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

(8) Stock-based Compensation

Stock Incentive Plan

The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017.

In June 2019, the Company effected the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan was adopted by the Company’s Board of Directors in April 2019 and approved by its stockholders at the Annual Meeting of Stockholders held on June 12, 2019. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) the grant of equity awards such as stock options and restricted stock, (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company, (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the Board of Directors, which generally are equal to four years, and (iv) that options generally expire ten years from the date of grant.

Awards may be made under the 2019 Plan for up to the sum of (i) 10,000,000 shares of common stock and (ii) such additional number of shares of common stock (up to 10,689,015 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2019, there were 7,730,104 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,583,349	$2.28
Granted	4,136,100	$0.62
Exercised	(5,007)	$0.60
Forfeited	(760,538)	$2.37
Outstanding at June 30, 2019	12,953,904	$1.75	7.82	$305,000
Exercisable at June 30, 2019	6,516,030	$2.10	6.61	$83,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $0.67 on June 28, 2019, the last trading day of the quarter.

In February 2019, as part of the Company’s annual individual performance evaluations of its executive officers, the Board of Directors, upon the recommendation of the Compensation Committee, granted to the Company’s executive officers options to purchase an aggregate of 3,303,600 shares of the Company’s common stock, contingent on the approval of the 2019 Plan by the Company’s stockholders as the Company did not have enough shares under the 2010 Plan to make these stock option grants (“Contingent Option Awards”). The Contingent Option Awards to such executive officers were granted with a term of 10 years and an exercise price of $0.62 per share, which was the closing price of the Company’s common stock on the date of grant, and vest in equal monthly installments over four years, subject to the officer’s continued employment with the Company. Upon stockholder approval of the 2019 Plan at the Annual Meeting of Stockholders held on June 12, 2019, the Contingent Option Awards were issued under the 2019 Plan and the Company began recognizing expense for these awards during the three months ended June 30, 2019 because the grant date criteria under ASC 718 had been met as of June 12, 2019.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted the following table:

	Three Months Ended June 30,
	2019	2018
Volatility factor	95.72% - 96.23%	81.94%
Expected term (in years)	5.50 - 6.25	5.50
Risk-free interest rates	1.94%	2.85%
Dividend yield	—	—

Six Months Ended June 30,
	2019	2018
Volatility factor	88.27% - 96.23%	80.18% - 83.40%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.94% - 2.55%	2.64% - 2.85%
Dividend yield	—	—

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $0.58 and $2.15, respectively.

On January 1, 2017, the Company adopted ASU No. 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting and elected to account for forfeitures as they occur.

As of June 30, 2019, there was $6.8 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years.

(9) Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against the Company and certain of its present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint. The amended complaint also names Michael Needle as a defendant.  The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019.  It generally alleges that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against the Company, certain of its present officers and directors and one former officer in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the related securities class action in the United States District Court for the District of Massachusetts, captioned Hackel v. AVEO Pharmaceuticals, Inc., No. 1:19-cv-10783-ADB (D. Mass). The Company is unable to predict the outcome of these lawsuits at this time.

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

On December 26, 2017, the parties entered into a binding memorandum of understanding (the “MOU”) to settle the 2013 Class Action.  Under the terms of the MOU, the Company agreed to cause certain of the Company’s and the individual defendants’ insurance carriers to provide the 2013 Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, the Company agreed to issue to the 2013 Class the Settlement Warrants, for the purchase of 2.0 million shares of the Company’s common stock, which, subject to certain conditions, are exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the Final Approval Hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses, subject to the Final Judgment. Upon the conclusion of a standard 30-day appeal period, the Effective Date was deemed to be June 29, 2018. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018. All 2.0 million Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

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

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. We are working to develop and commercialize our lead candidate tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. In November 2018, we announced that our phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy, which we refer to as the TIVO-3 trial, met its primary endpoint of improving progression-free survival, or PFS. Preliminary data for the secondary endpoint of the TIVO-3 trial, overall survival, or OS, was not mature as of the time of the final PFS analysis but favored sorafenib. In January 2019, the U.S. Food and Drug Administration, or FDA, recommended that we not submit a new drug application, or NDA, for tivozanib at this time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from our previously completed phase 3 trial for tivozanib in the first-line treatment of RCC, which we refer to as the TIVO-1 trial.  Following discussion with the FDA, we have extended the timeline for the TIVO-3 trial OS analysis and plan to conduct another interim OS analysis in August 2019.  We anticipate reporting the results of this analysis in the fourth quarter of 2019, and plan to provide an update regarding the potential submission of an NDA for tivozanib to the FDA.

Our pipeline of products and product candidates includes tivozanib in oncology and other indications in various geographies; ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, in squamous cell carcinoma of the head and neck, or SCCHN, acute myeloid leukemia, or AML, and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, for the treatment of esophageal squamous cell carcinoma, or ESCC; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway. We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through our partner, tivozanib is approved in the European Union, or EU, as well as Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.  We are conducting a phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. Leveraging early monotherapy results in HCC, we have initiated a phase 1b/2 clinical trial of tivozanib in combination with IMFINZI® (durvalumab), a PD-L1 inhibitor, for the treatment of advanced, unresectable HCC, which we refer to as the DEDUCTIVE trial.

Our Product Candidates

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, VEGFR tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal, breast and ovarian cancers. We have exclusive rights to develop and commercialize tivozanib in oncology in all countries outside of Asia and the Middle East under a license from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC. We have sublicensed to EUSA Pharma (UK) Limited, or EUSA, the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic diseases or conditions of the eye. On August 1, 2019, KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights that we sublicensed to EUSA. We are currently executing studies with tivozanib both as a single agent and in combination with immune checkpoint inhibitors for the treatment of RCC and HCC.

Clinical Development of Tivozanib in RCC

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

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in the TIVO-3 trial, a phase 3 clinical trial of tivozanib in the third- and fourth-line treatment of patients with RCC. The trial enrolled a total of 350 patients and was designed to address the FDA’s concern about the negative OS trend expressed in the complete response letter from June 2013. TIVO-3, together with the previously completed TIVO-1 trial of tivozanib in the first-line treatment of RCC, is designed to support a regulatory submission of tivozanib in the United States as a treatment for RCC in multiple lines of therapy. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, the protocol does not provide for patients who progress in one therapy to cross over to the other therapy.

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

On February 16, 2019, data from the TIVO-3 trial was presented at the 2019 ASCO Genitourinary Cancers Symposium and on June 3, 2019, data from the subgroup analysis of the TIVO-3 trial was presented at the 2019 ASCO Annual Meeting.

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

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the combination of tivozanib and nivolumab. On February 10, 2018, we presented preliminary results from the phase 2 portion of the TiNivo trial at the 2018 ASCO Genitourinary Cancers Symposium.  On October 22, 2018, we presented updated interim results from all 25 patients treated at full dose at the European Society for Medical Oncology, or ESMO, 2018 Congress.  The combination was generally well tolerated. Treatment-related Grade 3/4 adverse events occurred in 60% of patients, the most common of which was hypertension.  Preliminary efficacy was assessed in all 25 patients, who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab. Of these patients, 13 (52%) had received at least one prior systemic therapy, including two (8%) that had received prior PD-1 therapy, and 12 (48%) were treatment naïve. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. At the time of data collection, 13 patients (52%) remained on study and 18 patients (72%) had tumor shrinkage of at least 25%, with a majority of patients having disease control for at least 48 weeks.

Commercialization of Tivozanib in RCC

First-Line Approval in Europe In February 2016, EUSA submitted an application for the use of tivozanib as a first-line treatment for RCC to the EMA based on the data from our TIVO-1 clinical trial, as supported by data from the TIVO-1 extension trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

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

In the updated Clinical Practice Guidelines for the diagnosis, treatment and follow-up of RCC by the ESMO published in February 2019, tivozanib has been added as a first-line treatment for patients with good or intermediate risk and as a second-line treatment for patients following first-line TKIs.

First-Line Approval in New Zealand: In July 2019, the New Zealand Medicines and Medical Devices Safety Authority approved FOTIVDA for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

Commercial Launch of FOTIVDA: EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, the German Federal Association of the Statutory Health Insurances, or GKV-SV, and Spain’s Ministry of Health, Consumer Affairs and Social Welfare, or MSCBS, respectively, for the first-line treatment of RCC. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional European countries.

Clinical Development of Tivozanib in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Comprehensive Cancer Center presented data at the 2018 ASCO Gastrointestinal Cancers Symposium from a multicenter, investigator-sponsored phase 1b/2 clinical trial of tivozanib in previously untreated patients with advanced, unresectable HCC. The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network.  The trial was designed to evaluate the safety and efficacy of tivozanib in advanced HCC, and enrolled a total of 21 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3 + 3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg or 1.5 mg daily for 21 days followed by 7 days off drug. No dose-limiting toxicities were seen in cycle one in patients treated with 1.0 mg, and tivozanib at 1.0 mg daily was selected for the phase 2 expansion portion of the trial.  Of 19 evaluable patients in the trial, at a median follow up of 16.9 months, the trial’s primary endpoint of median PFS and PFS at week 24 were 5.5 months and 47%, respectively. A partial response was seen in 4 of 19 patients (21%) and stable disease in 8 of 19 patients (42%), for a disease control rate of 63%. OS at 6 and 12 months was 58% and 25%, respectively, with a median OS of 7.5 months. As of the date of the presentation, four patients had maintained stable disease for over two years. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment. Tivozanib was generally well tolerated at 1.0 mg daily, with adverse events consistent with those observed in previous tivozanib trials.

HCC PD-L1 Combination Trial with IMFINZI® (DEDUCTIVE): We have initiated a phase1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, as a first-line treatment for patients with advanced, unresectable HCC, which we refer to as the DEDUCTIVE trial. Pursuant to the clinical supply agreement that we entered into with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, in December 2018, we serve as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The DEDUCTIVE trial is being led by the Roswell Park Comprehensive Cancer Center under the direction of Dr. Iyer. We submitted an investigational new drug, or IND, application with the FDA for the initiation of the DEDUCTIVE trial, which is effective as of July 10, 2019. The phase 1b portion of the trial is expected to begin enrolling patients in the third quarter of 2019 and will primarily evaluate the safety of tivozanib in combination with durvalumab, and, assuming favorable results, is expected to be followed by a phase 2 expansion. We expect to receive initial data from the phase 1 portion of the DEDUCTIVE trial in the fourth quarter of 2019.

Clinical Development of Tivozanib in Ovarian Cancer

On June 1, 2019, Dr. Wendy Swetzig at Northwestern University Feinberg School of Medicine presented data at the 2019 ASCO Annual Meeting from an investigator-sponsored phase 2 clinical trial of tivozanib in patients with recurrent, platinum-resistant ovarian cancer, including fallopian tube or primary peritoneal cancer.  The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network.  The trial was designed to measure the safety and efficacy of tivozanib in ovarian cancer and enrolled a total of 31 patients, 30 of which were treated with tivozanib, and concluded that tivozanib is active in patients with recurrent ovarian cancer, without substantial toxicity.

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

Development in SCCHN. We and Biodesix funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in SCCHN.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic SCCHN demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls, in addition to being well tolerated. A randomized, phase 2, multicenter, investigator-initiated trial in ERBITUX® (cetuximab) refractory patients to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with cytarabine in AML, which we refer to as the CyFi Trial. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. This trial, exploring ficlatuzumab in combination with high-dose cytarabine in patients with high risk relapsed or refractory AML, demonstrated early signs of tolerability and activity, including a 50% complete response rate in the eight evaluable patients. On April 1, 2019, data from the study was presented at the 2019 American Association for Cancer Research Annual Meeting. The maximum tolerated dose was 20 mg/kg of ficlatuzumab on day 1 followed by 2 g/m2 cytarabine daily on days 2 through 7. Of the 18 AML patients enrolled in the study, all had disease that was refractory to initial treatment, 17 were evaluable and nine achieved a complete response. The most frequent grade 3/4 treatment emergent adverse events observed were febrile neutropenia, liver function test abnormalities, and electrolyte disturbance. There was one death from sepsis and multi-organ failure that was determined to be disease-related, and one patient withdrew from the study due to grade 4 gastrointestinal bleed, determined to likely be ficlatuzumab related.

Based on the encouraging findings from the CyFi Trial, we and Biodesix are planning potential next steps for this program.

Development in pancreatic cancer.  We and Biodesix are funding an investigator-sponsored phase 1/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. Preclinical findings demonstrated a beneficial effect of the drug combination of ficlatuzumab and gemcitabine compared to either drug alone in an in-vivo model of PDAC. The trial is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. The trial, which is being conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute, has completed enrollment of 24 patients.

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

Strategic Partnerships

We have established various strategic partnerships with leading pharmaceutical companies for our product candidates and programs in our portfolio. Under each of our strategic partnerships, we are entitled to receive or required to pay upfront, milestone payments and/or royalties. For information on our collaboration agreements focused solely on the clinical development of tivozanib in combination with immune checkpoint inhibitors, see “— Our Product Candidates — Tivozanib — Clinical Development of Tivozanib in RCC — RCC PD-1 Combination Trial with Opdivo (TiNivo)” and “— Our Product Candidates — Tivozanib — Clinical Development of Tivozanib in HCC — HCC PD-L1 Combination Trial with IMFINZI (DEDUCTIVE).”

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America. In addition, CANbridge has a right of first negotiation if we determine to outlicense any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.  CANbridge has responsibility for all activities and costs associated with the development, manufacture and commercialization of AV-203 in its territories. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain and Germany. Under the CANbridge Agreement, CANbridge is required to conduct and fund the clinical development of AV-203 through phase 2 proof-of-concept in ESCC after which we may elect to contribute to certain worldwide development efforts.

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

EUSA

In December 2015, we entered into a license agreement with EUSA, or the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories.

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

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5. We are also entitled to receive $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first of which was obtained in New Zealand in July 2019. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC. Accordingly, we earned a $2.0 million milestone payment with respect to each reimbursement approval.

We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in additional European countries. We recognized royalty revenues of approximately $0.2 million and $0.1 million in the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million in the six months ended June 30, 2019 and 2018, respectively.

The research and development reimbursement payments under the EUSA Agreement are not subject to the 30% sublicensing payment payable to KKC, subject to certain limitations. We would, however, owe KKC 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including any reimbursement approvals for RCC in the EU5, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties, as set forth above. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million, each.

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

We and Biodesix are currently funding several investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in SCCHN, ficlatuzumab in combination with Cytosar (cytarabine) in AML in the CyFi Trial and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  Based on the encouraging findings from the CyFi Trial, we and Biodesix are planning potential next steps for this program. Additional clinical development, beyond what we are committed to, would require additional manufacturing efforts and costs.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. We are required to make future milestone payments, up to an aggregate total of $14.4 million (exclusive of the $2.3 million milestone payment due in January 2019 described below), upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. The $2.3 million payment we received from Novartis in January 2019 pursuant to the AV-380 Transfer Agreement was used to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. Refer to “ – Our Product Candidates – AV-380” and Note 4, “Collaborations and License Agreements – Out-License Agreements - Novartis”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding details of the AV-380 Transfer Agreement.

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

Biogen Idec International GmbH

In March 2009, we entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into our CANbridge Agreement. We are obligated to pay Biogen a percentage of milestone payments we receive under the CANbridge Agreement and single-digit royalty payments on net sales related to the sale of AV-203, up to a cumulative maximum amount of $50.0 million.

The $2.0 million development and regulatory milestone we earned in August 2018 in connection with CANbridge’s regulatory approval from the CNDA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

Kyowa Kirin Co. (KKC)

In December 2006, we entered into a license agreement with KKC, or the KKC Agreement, under which we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, we obtained exclusive rights to tivozanib in our territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions. On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and, following the amendment, KKC also has upfront, milestone and royalty payment obligations to us related to non-oncology development by KKC in our territory.

Upon entering into the KKC Agreement, we made an upfront payment in the amount of $5.0 million. In March 2010, we made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in TIVO-1, our first phase 3 clinical trial of tivozanib. In December 2012, we made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of our 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation. Accordingly, we did not owe KKC another milestone payment in connection with the dosing of the first patient in our TIVO-3 trial and would not owe a milestone payment to KKC when we file our anticipated NDA with the FDA if we receive positive TIVO-3 topline data. Pursuant to the amendment to the KKC Agreement, KKC waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S.

If we sublicense any of our rights to tivozanib to a third party, as we have done with EUSA pursuant to the EUSA Agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KKC Agreement relating to rights we retain. We are required to pay KKC a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for tivozanib (FOTIVDA) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial, were not subject to sublicense revenue payments to KKC. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. We would, however, owe KKC 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each.

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

Pursuant to the amendment to the KKC Agreement, KKC is required to make an upfront payment to us in the amount of $25.0 million within thirty days of August 1, 2019.  KKC is also required to make milestone payments to us of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In addition, KKC is required to make tiered royalty payments to us on net sales of tivozanib in non-oncology indications in our territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

If KKC sublicenses any of its rights to tivozanib to a third party, KKC is required to pay us a percentage of amounts received from the respective sublicensees related to our territory, including upfront license fees, milestone payments and royalties, but excluding amounts received in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

We and KKC each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KKC Agreement. Under the KKC Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tivozanib in our territory.

The KKC Agreement will remain in effect until the expiration of all of our royalty and sublicense revenue obligations, determined on a product-by-product and country-by-country basis, unless terminated earlier. If we fail to meet our obligations under the KKC Agreement and are unable to cure such failure within specified time periods, KKC can terminate the KKC Agreement, resulting in a loss of our rights to tivozanib and an obligation to assign or license to KKC any intellectual property or other rights we may have in tivozanib, including our regulatory filings, regulatory approvals, patents and trademarks for tivozanib.

Financial Overview

We do not have a history of being profitable and, as of June 30, 2019, we had an accumulated deficit of $597.6 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “Liquidity and Capital Resources—Liquidity” section for a further discussion of our funding requirements.

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

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix, and AstraZeneca for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses will continue to decrease during the remainder of 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by increases in connection with the initiation of the DEDUCTIVE trial in collaboration with AstraZeneca and the conduct of pre-clinical development in support of the AV-380 program. This estimate excludes, subject to our decision whether to submit a NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, and pre-commercialization activities that we may undertake. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

As of June 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc., or Hercules, 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and we issued 544,041 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded  non-cash gains of approximately $2.2 million and $11.1 million in the three months ended June 30, 2019 and 2018, respectively, and non-cash gains of approximately $11.0 million and $9.7 million in the six months ended June 30, 2019 and 2018, respectively, in our Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from lower stock prices as of June 30, 2019 and June 30, 2018, relative to prior periods. In the six months ended June 30, 2018, we recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to warrant exercises in the three months ended March 31, 2018.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019	June 30, 2019
Expected price volatility	76.25%	82.64%	111.99%	113.86%
Expected term (in years)	5.00	2.50	2.25	2.00
Risk-free interest rates	1.22%	2.47%	2.27%	1.75%
Stock price	$0.89	$1.60	$0.82	$0.67
Dividend yield	—	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2019, we are forecasting a net loss for the year ended December 31, 2019 and an effective tax-rate of 0%, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability and estimated Settlement Liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and six months ended June 30, 2019, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission, or SEC, on March 14, 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2019 and 2018

Revenues (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
EUSA	$703	$433	$270	62%	$2,314	$1,459	$855	59%

In 2019 as compared to 2018, revenue increased under our partnership with EUSA by $0.2 million and $0.7 million in the three-month period and six-month period, respectively, due to the timing and amount of revenue recognized in accordance with ASC 606 for milestone payments earned in connection with EUSA obtaining reimbursement approval for tivozanib (FOTIVDA) in first-line RCC from the NICE in the United Kingdom in February 2018, from the GKV-SV in Germany in November 2018 and from the MSCBS in Spain in February 2019. Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to our EUSA Agreement.

In 2019 as compared to 2018, revenue increased under our partnership with EUSA by $0.1 million and $0.2 million in the three-month period and six-month period, respectively, related to royalty revenue from the sales of FOTIVDA.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Tivozanib	$1,985	$4,443	$(2,458)	(55)%	$6,097	$9,362	$(3,265)	(35)%
AV-380 Program in Cachexia	133	42	$91	217%	2,483	57	2,426	4256%
Ficlatuzumab	205	101	104	103%	236	236	—	-%
Overhead	288	301	(13)	(4)%	647	636	11	2%
Total research and development expenses	$2,611	$4,887	$(2,276)	(47)%	$9,463	$10,291	$(828)	(8)%

In 2019 as compared to 2018, research and development expenses decreased in the three-month period by $2.3 million, principally due to a $2.5 million net decrease in tivozanib expenses, including decreases of $1.9 million for expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017, $0.3 million for expenses related to pre-commercial manufacturing and $0.1 million for expenses related to the preparation of a possible NDA submission. We initiated the TIVO-3 trial in May 2016 and completed enrollment in August 2017. In 2019 as compared to 2018, a significantly lower number of patients remain on treatment and site closures have commenced once all patients on treatment and in long-term follow-up are off study.We initiated the TiNivo trial in March 2017 and completed enrollment in December 2017.

In 2019 as compared to 2018, research and development expenses decreased in the six-month period by $0.8 million, principally due to a $3.3 million net decrease in tivozanib expenses, partially offset by an increase of $2.4 million in AV-380 expenses related to the $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019.

The $3.3 million net decrease in tivozanib expenses principally included decreases of $2.5 million for expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017 and $1.0 million for expenses related to pre-commercial manufacturing, partially offset by an increase of $0.4 million for expenses related to the preparation of a possible NDA submission that were not incurred in the same period last year.

We anticipate that research and development expenses will continue to decrease during the remainder of 2019 as we seek to complete the TIVO-3 and TiNivo trials, partially offset by increases in connection with the initiation of the DEDUCTIVE trial in collaboration with AstraZeneca and the conduct of pre-clinical development in support of the AV-380 program. This estimate excludes, subject to our decision whether to submit a NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, and pre-commercialization activities that we may undertake. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

General and Administrative Expenses (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$2,986	$2,827	$159	6%	5,441	5,437	4	-%

In 2019 as compared to 2018, general and administrative expenses increased in the three-month period by $0.2 million, principally due to increases in professional fees and remained flat in the six-month period, principally due to increases in compensation-related costs offset by decreases in professional fees.

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

Settlement Costs (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Settlement costs	$—	$(709)	$709	(100)%	$—	$(667)	$667	(100)%

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

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Change in fair value of PIPE Warrant liability	$2,210	$11,125	$(8,915)	(80)%	$11,025	$9,660	$1,365	14%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date.

In 2019, we recorded approximate non-cash gains of $2.2 million and $11.0 million in the three-month and six-month periods, respectively, in our Statement of Operations attributable to the decreases in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $0.67 on June 30, 2019 compared to the stock prices of $0.82 on March 31, 2019 and $1.60 on December 31, 2018.

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

Interest Expense, net (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Interest expense, net	$(451)	$(549)	$98	(18)%	$(1,015)	$(1,042)	$27	(3)%

The period-to period changes in interest expense, net are principally due to increases in interest expense under our debt facility with Hercules that resulted from increases in the interest rate during 2018 from 9.45% in January 2018 to the current 10.2% rate in December 2018, offset by increases in interest income.

We anticipate that interest expense will begin to decrease during the remainder of 2019 as we resume making principal payments to Hercules on August 1, 2019.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $40.2 million. See “—Liquidity” below for a further discussion of our liquidity. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(14,467)	$(15,602)
Net cash provided by investing activities	—	18,579
Net cash provided by financing activities	30,272	163
Net increase in cash and cash equivalents	$15,805	$3,140

Our operating activities used cash of $14.5 million and $15.6 million in 2019 and 2018, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $0 in 2019 and $18.6 million in 2018, respectively, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $30.3 million and $0.2 million in 2019 and 2018, respectively. In 2019, we raised approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to the sales agreement with SVB Leerink, or Leerink Sales Agreement, in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 21.7 million shares of our common stock and warrants to purchase an aggregate of 25.0 million shares of our common stock in an underwritten public offering in April 2019. In 2018, we raised approximately $0.7 million from the exercise of PIPE Warrants and stock options, offset by a $0.5 million end-of-term debt payment in connection with the 2014 Amendment of our First Loan Agreement with Hercules (all capitalized terms being defined in the section below, “Credit Facilities”).

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 21,739,131 shares of our common stock and warrants to purchase an aggregate of 25,000,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 3,260,869 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of June 30, 2019, Offering Warrants to purchase 25,000,000 shares of our common stock were outstanding.

Sales Agreement with SVB Leerink

In February 2018, we entered into the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 4.7 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 12.5 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of June 30, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of June 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. The interest rate as of June 30, 2019 remained at 10.20%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we are required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. On August 1, 2019, we resumed monthly payments of principal to Hercules. The loan maturity date of July 1, 2021 remains unchanged. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Loan Agreement, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2019, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

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

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KKC and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances.

During the six months ended June 30, 2019, we received approximately $35.4 million in funding, including approximately $30.3 million related to the sale of our common stock, approximately $2.8 million in partnership funding and the $2.3 million payment from Novartis pursuant to the AV-380 Transfer Agreement, which we used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement. The approximate $30.3 million in funding from the sale of our common stock included approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to our Leerink Sales Agreement in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 21.7 million shares of our common stock and warrants to purchase an aggregate of 25.0 million shares of our common stock in an underwritten public offering in April 2019. The approximate $2.8 million in partnership funding included the $2.0 million milestone payment by EUSA in connection with reimbursement approval in Spain, approximately $0.3 million in royalties from the sales of FOTIVDA by EUSA and approximately $0.5 million in cost sharing payments.

As of June 30, 2019, we had approximately $40.2 million in cash, cash equivalents and marketable securities, working capital of $22.8 million and an accumulated deficit of $597.6 million. In August 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC is required to make an upfront payment to us in the amount of $25.0 million, which is expected to be received in the third quarter of 2019. Based on our available cash resources, we believe we have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q.

We believe that our approximate $40.2 million in cash, cash equivalents and marketable securities at June 30, 2019, along with the $25.0 million non-refundable upfront payment from KKC, as described above, would allow us to fund our planned operations into the third quarter of 2021. This estimate excludes, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, and pre-commercialization activities that we may undertake. This estimate also assumes no receipt of additional milestone payments from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no sales of equity through the exercise of our outstanding PIPE Warrants and Offering Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules or under any other agreements with third parties;

•	the cost and outcome of any legal actions against us, including the current lawsuits described under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any.

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

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019, except for the waiver, pursuant to the amendment to the KKC Agreement, of the one-time milestone payment of $18.0 million otherwise payable by us to KKC upon our obtaining marketing approval for tivozanib in the U.S.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $40.2 million. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of June 30, 2019, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was $20.0 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of June 30, 2019, the interest rate was 10.20%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of June 30, 2019, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2019. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against us and certain of our present officers and a former officer, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint.  The amended complaint also names Michael Needle as a defendant.  The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019.  It generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against us, certain of our present officers and directors and one former officer in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the related securities class action in the United States District Court for the District of Massachusetts, captioned Hackel v. AVEO Pharmaceuticals, Inc., No. 1:19-cv-10783-ADB (D. Mass).  We are unable to predict the outcome of these lawsuits at this time.

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

We have incurred net losses of $2.6 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively, and as of June 30, 2019, had an accumulated deficit of $597.6 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KKC and St. Vincent’s, we are required to make certain clinical and regulatory milestone payments, have royalty obligations with respect to product sales and are required to pay a portion of sublicense revenue in certain instances.

As of June 30, 2019, we had approximately $40.2 million in cash, cash equivalents and marketable securities. In August 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC is required to make a non-refundable upfront payment to us in the amount of $25.0 million, which is expected to be received in the third quarter of 2019. Although as of the time of filing this Quarterly Report on Form 10-Q we believe we have sufficient cash resources to support our current operations for at least the next twelve months, we have concluded in previous periods that conditions and events existed that raised substantial doubt as to our ability to continue as a going concern and we may identify similar conditions or events in the future. We will need additional funding to support our planned operating activities. Accordingly, the timing and nature of activities contemplated for 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. If we are unable to raise capital when needed, there is a risk our financial condition could raise substantial doubt as to our ability to continue as a going concern in the future.

We believe that our approximate $40.2 million in cash, cash equivalents and marketable securities at June 30, 2019, along with the $25.0 million non-refundable upfront payment from KKC that is expected to be received in the third quarter of 2019, would allow us to fund our planned operations into the third quarter of 2021. This estimate excludes, subject to our decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, the remaining costs to prepare and filing fees in connection with a possible NDA submission, and pre-commercialization activities that we may undertake. This estimate also assumes no receipt of additional milestone payments from our partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under our Leerink Sales Agreement and no sales of equity through the exercise of our outstanding PIPE Warrants and Offering Warrants. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

•	the cost and outcome of any legal actions against us, including the current lawsuits described under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize; and
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any.

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

Other than the European and the New Zealand marketing approvals for tivozanib (FOTIVDA) received by our partner EUSA in August 2017 and July 2019, respectively, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. Although we plan to make a decision whether to submit an NDA for tivozanib to the FDA following the availability of more mature OS results, we may not be able to submit our NDA in the near future or at all. Any NDA we submit to the FDA may not be accepted for submission or approved by the FDA and even if approved, we may not be able to successfully commercialize tivozanib in the United States.

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

We and certain of our present officers and a former officer, were named as defendants in a purported class action lawsuit filed on February 25, 2019 and amended on July 24, 2019.  The amended complaint generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against us, certain of our present officers and directors and one former officer in Suffolk Superior Court, Commonwealth of Massachusetts.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.

We intend to engage in a vigorous defense of these lawsuits.  However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us could have a material adverse effect on our financial condition and business. For example, we could incur substantial costs not covered by our liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available liability insurance, which could have a material adverse effect on our operating results or financial condition.

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

Other than the European and the New Zealand marketing approvals for tivozanib (FOTIVDA) received by our partner EUSA in August 2017 and July 2019, respectively, we currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tivozanib for marketing approval in North America. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tivozanib in North America in one or more disease indications.

The success of tivozanib will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete our clinical trials of tivozanib, including the TIVO-3 trial, the TiNivo trial and the DEDUCTIVE trial;
•	successful design, enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•

maintenance of existing or establishment of new supply arrangements with third-party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for tivozanib and finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with KKC;
•	protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with KKC;
•	successful launch of commercial sales following any marketing approval;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by patients, the medical community and third-party payors;
•	successful identification of biomarkers for patient selection; and
•	our ability to compete with other therapies.

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial and our phase 1b/2 DEDUCTIVE trial, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the preliminary OS data for our TIVO-3 trial of data collected through October 4, 2018, and subsequently announced in November 2018, showed a hazard ratio of 1.06 (p =0.69); in January 2019, we revised the hazard ratio for the preliminary OS data to 1.12 (p =0.44) to reflect the survival status of a group of patients that had previously been lost to follow-up.  At this time, we cannot say the degree to which these interim results will be indicative of the final trial results.

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

There are currently 11 FDA-approved drugs in oncology which, like tivozanib, target the VEGFR pathway as a part or all of their inhibitory mechanism. Eight of the FDA-approved VEGFR pathway inhibitors are oral small molecule receptor TKIs. Many of the approved VEGFR pathway inhibitors are in ongoing development in additional cancer indications including RCC. Additionally, we are aware of a number of companies that have ongoing programs to develop both small molecules and biologics that target the VEGFR pathway. The emergence of PD-1/PD-L1 inhibitor and other immune system-targeted therapies, both alone and in combination, present additional competition for tivozanib. We are aware of several phase 3 registration studies evaluating PD-1/PD-L1 inhibitors in combination with VEGFR TKIs in RCC, as well as combinations of PD-1 agents with other immune therapies for RCC. The FDA approved the combinations of Opdivo and Yervoy for first-line RCC patients with intermediate or poor risk prognosis in April 2018, axitinib and pembrolizumab for first-line RCC patients in April 2019, and axitinib and avelumab for first-line RCC patients in May 2019. In addition, the IMmotion151 phase 3 combination study of bevacizumab and atezolizumab versus sunitinib in first-line RCC reported positive results for one of the co-primary endpoints, PFS. Phase 3 studies for the treatment of first-line HCC have been initiated for the combination of bevacizumab and atezolizumab, lenvatinib and pembrolizumab as well as the combination of cabozantinib and atezolizumab. If any of these additional combinations are approved, they could present additional competition for tivozanib in HCC.

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

If we are not able to establish and maintain strategic partnerships:

•	the development of certain of our product candidates may be delayed or terminated;
•	the internal cash expenditures needed to develop such product candidates would increase significantly, and we may not have the cash resources to develop such product candidates on our own; and
•	we may have fewer resources with which to continue to operate our business.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by supplementary perfection certificates, or SPCs, in certain European countries, and by similar legislation in other countries for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced.

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

With regard to tivozanib, we are aware of a third-party United States patent expiring in 2020 that contains broad claims related to the use of a TKI in combination with a DNA damaging agent such as chemotherapy or radiation, and we received written notices in 2008 and 2010 from the patent owners indicating that they believe we may need a license from them in order to avoid infringing their patent rights. With regard to ficlatuzumab, we are aware of a United States patent and foreign counterparts that contain broad claims related to anti-HGF antibodies having certain binding properties and their use.  In the event that the owner of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we use in our AV-380 program, and from KKC for tivozanib. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications which we have licensed and on which our business depends or may prosecute them in a manner not in the best interests of our business. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, such as EUSA, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced. This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a maximum period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. To date, no formal withdrawal agreement has been reached between the United Kingdom and the EU, despite the passage of the date on which it was expected that the United Kingdom's membership in the EU would automatically terminate.  The deadline for negotiating a withdrawal agreement has been extended to October 31, 2019, and discussions between the United Kingdom and the EU continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date, and the disagreement and uncertainty within the government of the United Kingdom sustains the possibility that the United Kingdom may leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. In this context, on July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who had previously suggested that the country should leave the EU without an agreement.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  One such executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General have filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. To that end, on May 1, 2019, the Justice Department filed a brief asking the court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization and step therapy for six protected classes of drugs, with certain exceptions, permit plans to implement pre-authorization and step therapy in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On March 18, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. We have been provided an initial period of 180 calendar days, or until September 16, 2019, to regain compliance with the minimum bid price requirement. If, at any time before September 16, 2019, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than ten consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From April 22, 2019 to the date of this Quarterly Report, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our May 2, 2013 announcement regarding the vote of the Oncologic Drugs Advisory Committee of the FDA, we and certain of our former officers and directors were involved in several legal proceedings. Currently, we, our directors, certain of our current officers and a former officer are involved in several lawsuits following our announcements related to the TIVO-3 trial data. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” These proceedings, and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the current lawsuits described elsewhere in this Quarterly Report on Form 10-Q under “Part II, Item 1 – Legal Proceedings”;

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

At June 30, 2019, we had approximately $40.2 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks, a U.S. government money market fund and corporate debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

On December 22, 2017, President Trump signed into law legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Act, that significantly revised the Code. The Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation of AVEO Pharmaceuticals, Inc., as amended					X

4.1	Form of Warrant	8-K	001-34655	04/03/2019	4.1

10.1	AVEO Pharmaceuticals, Inc. 2019 Equity Incentive Plan	DEF 14A	001-34655	04/30/2019	Appendix A

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 8, 2019	By:	/s/ Matthew Dallas
Matthew Dallas
Chief Financial Officer and Principal Financial and Accounting Officer