Form 10-Q
period 2019-09-30
AVEO PHARMACEUTICALS INC
filed 2019-11-12
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 8, 2019: 160,744,478.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$57,654	$24,427
Accounts receivable	1,090	3,026
Clinical trial retainers	200	126
Other prepaid expenses and other current assets	816	356
Total current assets	59,760	27,935
Other assets	—	—
Total assets	$59,760	$27,935
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,183	$3,499
Accrued clinical trial costs and contract research	5,099	6,254
Other accrued liabilities	1,805	2,698
Loans payable, net of discount	9,257	3,254
Deferred revenue	1,974	1,658
Deferred research and development reimbursements	213	454
Other liabilities (Note 6)	300	300
Total current liabilities	20,831	18,117
Loans payable, net of current portion and discount	8,714	15,779
Deferred revenue	3,045	3,802
Deferred research and development reimbursements	20	—
PIPE Warrant liability (Note 7)	7,603	16,674
Other liabilities (Note 6)	790	790
Total liabilities	41,003	55,162
Stockholders’ equity (deficit):
Preferred stock, $.001 par value: 5,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at each of September 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: 500,000 shares authorized and 160,744 shares issued and outstanding at September 30, 2019; and 250,000 shares authorized and 126,485 shares issued and outstanding at December 31, 2018	161	126
Additional paid-in capital	599,756	567,655
Accumulated other comprehensive income	—	1
Accumulated deficit	(581,160)	(595,009)
Total stockholders’ equity (deficit)	18,757	(27,227)
Total liabilities and stockholders’ equity (deficit)	$59,760	$27,935

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Collaboration and licensing revenue	$25,494	$2,335	$27,441	$3,651
Partnership royalties	223	132	590	275
	25,717	2,467	28,031	3,926
Operating expenses:
Research and development	3,983	5,160	13,446	15,451
General and administrative	2,884	2,719	8,325	8,156
Settlement costs (Note 9)	—	—	—	(667)
	6,867	7,879	21,771	22,940
Income (loss) from operations	18,850	(5,412)	6,260	(19,014)
Other income (expense), net:
Interest expense, net	(467)	(579)	(1,482)	(1,621)
Change in fair value of PIPE Warrant liability	(1,954)	(16,172)	9,071	(6,512)
Other income (expense), net	(2,421)	(16,751)	7,589	(8,133)
Net income (loss)	$16,429	$(22,163)	$13,849	$(27,147)

Basic net income (loss) per share
Net income (loss) per share	$0.10	$(0.18)	$0.09	$(0.23)
Weighted average number of common shares outstanding	160,744	120,138	150,794	119,311

Diluted net income (loss) per share
Net income (loss) per share	$0.10	$(0.18)	$0.09	$(0.23)
Weighted average number of common shares and dilutive common share equivalents outstanding	160,826	120,138	151,294	119,311

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$16,429	$(22,163)	$13,849	$(27,147)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	(1)	(1)	4
Comprehensive income (loss)	$16,428	$(22,164)	$13,848	$(27,143)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	126,485	$126	$567,655	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	12,515	13	7,499	—	—	7,512
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	139,000	$139	$575,738	$1	$(594,454)	$(18,576)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.3 million)	17,391	18	17,749	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	4,348	4	4,996	—	—	5,000
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Exercise of stock options	5	—	3	—	—	3
Net loss	—	—	—	—	(3,135)	(3,135)
Balance at June 30, 2019	160,744	$161	$599,070	$1	$(597,589)	$1,643
Stock-based compensation expense related to equity-classified awards	—	—	686	—	—	686
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net income	—	—	—	—	16,429	16,429
Balance at September 30, 2019	160,744	$161	$599,756	$—	$(581,160)	$18,757

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2017	118,325	$118	$546,092	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	(2,711)
Stock-based compensation expense related to equity-classified awards	—	—	583	—	—	583
Issuance of common stock in connection with warrant exercises	518	1	517	—	—	518
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,101	—	—	1,101
Exercise of stock options	24	—	15	—	—	15
Net loss	—	—	—	—	(8,988)	(8,988)
Balance at March 31, 2018	118,867	$119	$548,308	$(4)	$(598,668)	$(50,245)
Stock-based compensation expense related to equity-classified awards	—	—	621	—	—	621
Exercise of stock options	122	—	159	—	—	159
Issuance of common stock under employee stock purchase plan	6	—	11	—	—	11
Change in unrealized gain (loss) on investments	—	—	—	5	—	5
Net income	—	—	—	—	4,004	4,004
Balance at June 30, 2018	118,995	$119	$549,099	$1	$(594,664)	$(45,445)
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $0.6 million)	509	—	582	—	—	582
Issuance of common stock to related parties	1,991	2	4,498	—	—	4,500
Issuance of Settlement Warrants in connection with a class action settlement (Note 9)	—	—	1,406	—	—	1,406
Stock-based compensation expense related to equity-classified awards	—	—	684	—	—	684
Exercise of stock options	44	—	45	—	—	45
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(22,163)	(22,163)
Balance at September 30, 2018	121,539	$121	$556,314	$—	$(616,827)	$(60,392)

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income (loss)	$13,849	$(27,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,854	1,888
Non-cash interest expense	445	399
Non-cash change in fair value of PIPE Warrant liability	(9,071)	6,512
Non-cash charge for Settlement Warrants (Note 9)	—	(667)
Amortization of premium and discount on investments	(1)	3
Changes in operating assets and liabilities:
Accounts receivable	1,936	58
Insurance recovery (Note 9)	—	15,000
Prepaid expenses and other current assets	(534)	570
Other noncurrent assets	—	11
Accounts payable	(1,316)	547
Accrued contract research	(1,155)	(1,068)
Other accrued liabilities	(893)	732
Settlement liability (Note 9)	—	(15,000)
Deferred revenue	(441)	348
Deferred research and development reimbursements	(221)	(595)
Net cash provided by (used in) operating activities	4,452	(18,409)
Investing activities
Purchases of marketable securities	—	(6,733)
Proceeds from maturities and sales of marketable securities	—	25,312
Net cash provided by investing activities	—	18,579
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	25,279	1,100
Proceeds from issuance of common stock and warrants to related parties	5,000	4,500
Proceeds from issuance of stock for stock-based compensation arrangements	3	229
Payment of principal of loan payable (Note 6)	(1,507)	—
Payment of end-of-term loan costs (Note 6)	—	(540)
Net cash provided by financing activities	28,775	5,289
Net increase in cash and cash equivalents	33,227	5,459
Cash and cash equivalents at beginning of period	24,427	14,949
Cash and cash equivalents at end of period	$57,654	$20,408
Supplemental cash flow information
Cash paid for interest	$1,539	$1,486
Non-cash operating activity
Increase to deferred revenue due to adoption of ASC Topic 606 - transition adjustment on January 1, 2018	$—	$2,711

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. The Company’s pipeline of product candidates under development includes its lead candidate tivozanib in oncology and other indications; ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody in squamous cell carcinoma of the head and neck (“SCCHN”), acute myeloid leukemia (“AML”) and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, in esophageal squamous cell carcinoma (“ESCC”); AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

The Company is working to develop and commercialize tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma (“RCC”). The Company has sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through the Company’s partner, tivozanib is approved in the European Union (“EU”), as well as Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company also has clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma (“HCC”).

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of September 30, 2019, the Company had cash, cash equivalents and marketable securities totaling approximately $57.7 million, working capital of $38.9 million and an accumulated deficit of $581.2 million.

The Company is subject to a number of risks, including the need for substantial additional capital for clinical research and product development. As of September 30, 2019, the Company had approximately $57.7 million in cash, cash equivalents and marketable securities. Based on its available cash resources, the Company believes it has sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. This estimate assumes no receipt of additional milestone payments from the Company’s partners, no funding from new partnership agreements, no additional equity financings, no debt financings, no additional sales of equity under the Company’s sales agreement with SVB Leerink (the “Leerink Sales Agreement”), and no sales of equity through the exercise of the Company’s outstanding PIPE Warrants and Offering Warrants, as detailed in Note 7, “Common Stock.” The Company will need additional funding to support its planned operating activities. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

(2) Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2019, and for the three months and nine months ended September 30, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2018 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2019.

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

The following table summarizes the total revenues earned in the three months and nine months ended September 30, 2019 and 2018, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
KKC	$25,000	$—	$25,000	$—
EUSA	717	467	3,031	1,926
CANbridge	—	2,000	—	2,000
Total	$25,717	$2,467	$28,031	$3,926

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 17,642,482 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of September 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded non-cash losses of approximately $2.0 million and $16.2 million in the three months ended September 30, 2019 and 2018, respectively, in its Statement of Operations attributable to the change in the fair value of the PIPE Warrant liability that resulted from higher stock prices as of September 30, 2019 and September 30, 2018, relative to prior periods. The Company recorded a non-cash gain of approximately $9.1 million and a non-cash loss of approximately $6.5 million in the nine months ended September 30, 2019 and 2018, respectively, in its Statement of Operations attributable to the change in fair value of the PIPE Warrant liability that resulted from a lower stock price as of September 30, 2019 and a higher stock price as of September 30, 2018, relative to prior periods. In the nine months ended September 30, 2018, the Company recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to PIPE Warrant exercises in the first quarter of 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months and nine months ended September 30, 2019 (in thousands):

Fair value at January 1, 2019	$16,674
Decrease in fair value	(8,815)
Fair value at March 31, 2019	$7,859
Decrease in fair value	(2,210)
Fair value at June 30, 2019	$5,649
Increase in fair value	1,954
Fair value at September 30, 2019	$7,603

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Expected price volatility	76.25%	82.64%	111.99%	113.86%	119.11%
Expected term (in years)	5.00	2.50	2.25	2.00	1.75
Risk-free interest rates	1.22%	2.47%	2.27%	1.75%	1.63%
Stock price	$0.89	$1.60	$0.82	$0.67	$0.84
Dividend yield	—	—	—	—	—

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

In December 2017, upon entering into the MOU, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 2.0 million warrants to purchase shares of its common stock that the Company agreed to issue the Class (the “Settlement Warrants”), with a corresponding non-cash charge to the Statement of Operations as a component of operating expense. The Settlement Warrants were exercisable for a one-year period from their date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $3.00 per share.

In February 2018, the District Court preliminarily approved a definitive stipulation of settlement agreement (the “Stipulation”), following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”), which became effective on June 29, 2018 (the “Effective Date”). Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery was eliminated on the Effective Date. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018. All 2.0 million Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

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

The Company did not have any marketable securities as of September 30, 2019 or December 31, 2018, other than those classified as cash equivalents.

Marketable securities, including those classified as cash equivalents, are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity (deficit). The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. The cost of marketable securities, including those classified as cash equivalents, is adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion recorded as a component of interest expense, net. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses are included in other comprehensive loss until realized, at which point they would be recorded as a component of interest expense, net.

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2019
Cash and cash equivalents:
Cash and money market funds	$57,654	$—	$—	$57,654
Total cash, cash equivalents and marketable securities	$57,654	$—	$—	$57,654

December 31, 2018:
Cash and cash equivalents:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	8,215	1	—	8,216
Total cash, cash equivalents and marketable securities	$24,426	$1	$—	$24,427

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

As of September 30, 2019, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a U.S. government money market fund, and had no financial assets valued based on Level 2 inputs. During the three months and nine months ended September 30, 2019, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of September 30, 2019, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at September 30, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$57,654	$—	$—	$57,654
Total cash, cash equivalents and marketable securities	$57,654	$—	$—	$57,654
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$7,603	$7,603

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	—	8,216	—	8,216
Total cash, cash equivalents and marketable securities	$16,211	$8,216	$—	$24,427
Financial liabilities carried at fair value:
PIPE Warrant liability	$—	$—	$16,674	$16,674

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

For each of the three months and nine months ended September 30, 2018, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of the PIPE Warrants, Offering Warrants, Settlement Warrants and stock options, would be anti-dilutive under the treasury stock method. In each of the three months and nine months ended September 30, 2018, the average market prices of the Company’s common stock were below the exercise prices of $1.00, $1.25 and $3.00 per share for the PIPE Warrants, Offering Warrants and Settlement Warrants, respectively.

For each of the three months and nine months ended September 30, 2019, diluted net income per share (i) includes common equivalent shares issuable upon the exercise of in-the-money stock options, as determined using the treasury stock method, as the average market prices of the Company’s common stock during the respective periods exceeded the exercise prices of certain stock options, and (ii) excludes the incremental common shares issuable upon the exercise of the PIPE Warrants, Offering Warrants, Settlement Warrants and out-of-the money stock options as their effect would be anti-dilutive. In each of the three months and nine months ended September 30, 2019, the average market prices of the Company’s common stock were below the exercise prices of $1.00, $1.25 and $3.00 per share for the PIPE Warrants, Offering Warrants and Settlement Warrants, respectively.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2019 and 2018, respectively (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to AVEO common stockholders	$16,429	$(22,163)	$13,849	$(27,147)

Weighted-average shares of common stock outstanding	160,744	120,138	150,794	119,311

Dilutive securities:
Incremental common shares issuable upon the exercise of dilutive stock options	82	—	500	—
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	160,826	120,138	151,294	119,311
Basic net income (loss) per share	$0.10	$(0.18)	$0.09	$(0.23)
Diluted net income (loss) per share	$0.10	$(0.18)	$0.09	$(0.23)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Outstanding at September 30,
	2019	2018
Options outstanding	5,882	9,878
Offering Warrants outstanding	25,000	—
PIPE Warrants outstanding	16,839	16,865
Settlement Warrants outstanding	—	2,000
Total	47,721	28,743

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the three months and nine months ended September 30, 2019 and 2018, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$200	$199	$538	$580
General and administrative	486	485	1,316	1,308
Total	$686	$684	$1,854	$1,888

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2019, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2019. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2019, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, contract research accruals, measurement of the PIPE Warrant liability, measurement of stock-based compensation, and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

As of the date of initial application of ASU 2016-02 and as of September 30, 2019, all of the Company’s lease obligations have lease terms that are less than twelve months. The Company’s lease arrangement for its office facility is cancellable within 30 days’ notice to its landlord and excludes any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. In the three months and nine months ended September 30, 2019, the Company recognized approximately $0.2 million and $0.6 million, respectively, in short-term operating lease expense in its Statement of Operations.

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

(4) Collaborations and License Agreements

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (PD-L1), in combination with tivozanib as a first-line treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company reduced research and development expenses by approximately $0.2 million and $0.3 million in the three months and nine months ended September 30, 2019, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.3 million as of September 30, 2019.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

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

A percentage of any milestone and royalty payments received by the Company pursuant to the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone the Company earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

Accounting Analysis Under ASC 606

The Company evaluated the CANbridge Agreement under ASC 606 and determined the CANbridge Agreement contained a single performance obligation related to the exclusive license to develop and commercialize AV-203 that was satisfied at the inception of the arrangement. The Company determined that the $1.0 million in upfront consideration received upon the execution of the CANbridge Agreement in March 2016 and the $1.0 million reimbursement received in the year ended December 31, 2017 for certain manufacturing costs incurred by the Company prior to the effective date constituted the amount of the consideration to be included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed these amounts to the Company’s single performance obligation.

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

In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue in the year ended December 31, 2018, as the Company did not have any ongoing performance obligations under the CANbridge Agreement.

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

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for tivozanib (FOTIVDA) for the treatment of RCC.  In September 2017, EUSA elected to opt-in to co-develop the phase 2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects as a third- and fourth-line treatment for RCC, including subjects with prior checkpoint inhibitor therapy (the“TIVO-3 trial”), up to $20.0 million, if EUSA elects to opt-in to that study.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.2 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and approximately $0.6 million and $0.3 million in the nine months ended September 30, 2019 and 2018, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $0.7 million and $0.5 million in the three months ended September 30, 2019 and 2018, respectively, and approximately $3.0 million and $1.9 million in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was approximately $5.0 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended September 30, 2019 and 2018 (in thousands):

		Three Months Ended September 30,	Three Months Ended September 30,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99	$98
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	—
Milestone - Spanish reimbursement approval	February 2019	79	—
		$494	$335
Partnership Royalties		223	132
Total		$717	$467

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the nine months ended September 30, 2019 and 2018 (in thousands):

		Nine Months Ended September 30,	Nine Months Ended September 30,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$296	$296
R&D payment - EMA approval in RCC	August 2017	474	474
Milestone - UK reimbursement approval	February 2018	237	881
Milestone - German reimbursement approval	November 2018	237	—
New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	February 2019	1,197	—
		$2,441	$1,651
Partnership Royalties		590	275
Total		$3,031	$1,926

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the nine months ended September 30, 2019 (in thousands):

Contract Assets				Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance September 30, 2019
Accounts Receivable				$187	$2,590	$(2,554)	223

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance September 30, 2019
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,302	$—	$(296)	$1,006
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,079	—	(474)	1,605
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	1,040	—	(237)	803
Milestone - German reimbursement approval	2,000	November 2018	December 2018	1,039	—	(237)	802

New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	—	2,000	(1,197)	803
Total	$12,500			$5,460	$2,000	$(2,441)	$5,019

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

The Company recognized reductions in research and development expenses of approximately $0 and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and approximately $0.2 million and $0.6 million in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had recognized approximately $1.8 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.2 million in prepaid cost sharing was classified as deferred research and development reimbursements as of September 30, 2019 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into a license agreement with Novartis (the “Novartis Agreement”), under which the Company granted Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. On June 29, 2018, Novartis notified the Company that it would be terminating the Novartis Agreement without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018 the Company regained the rights to AV-380, and on December 19, 2018, the Company entered into a new agreement with Novartis (the “AV-380 Transfer Agreement”) to further establish and clarify the terms on which Novartis will return the AV-380 program to the Company and to support the Company’s continuing development of the AV-380 program. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in January 2019 under its license agreement as further described below under the heading “—In-License Agreements – St. Vincent’s Hospital.”

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

In addition, the Company and Biodesix are currently funding investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in SCCHN, ficlatuzumab in combination with Cytosar (cytarabine) in AML (the “CyFi-1 Trial”), the CyFi-2 trial, and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to the Company’s right to be the lead commercialization party.

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either the Company or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party”, then the Opting-Out Party shall not be responsible for any future uncommitted costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. The non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall generally be entitled to receive a royalty equal to 10% of any future net sales of ficlatuzumab throughout the world, and 25% of any future revenue from collaborations. The Biodesix Agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.2 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and by approximately $0.4 million and $0.3 million in the nine months ended September 30, 2019 and 2018, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.4 million as of September 30, 2019.

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

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge, which satisfied its obligation to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The $2.0 million development and regulatory milestone the Company earned in August 2018 in connection with CANbridge’s regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018. Refer to “—CANbridge” within this Note 4 for a further description of that arrangement.

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

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into a license agreement with KKC (the “KKC Agreement”), under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon obtaining marketing approval for tivozanib in the U.S.

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation, accordingly, the Company did not owe KKC another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KKC when the Company files its anticipated NDA with the FDA.

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

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

The Company and KKC each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KKC Agreement, as related to the amended Field for oncology development. Under the KKC Agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tivozanib in its territory.

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

Accounting Analysis Under the August 1, 2019 Amendment to the KKC Agreement

  Following the repurchase of non-oncology rights by KKC, the amended KKC Agreement is accounted for as two distinct agreements: (i) the KKC Agreement by which the Company has upfront, milestone and royalty payment obligations to KKC related to the Company’s oncology development of tivozanib in the amended Field for the Company’s territory that continues to be accounted for under ASC 730, Research and Development, and (ii) the amended KKC Agreement by which KKC has upfront, milestone and royalty payment obligations to the Company related to its non-oncology development of tivozanib for the Company’s territory that will be accounted for under ASC 606, Revenue from Contracts with Customers.

     The Company evaluated the amendment to the KKC Agreement under ASC 606 and determined that KKC met the definition of a customer as the Company considers the licensing or sale of intellectual property rights to be an output of the Company’s ordinary activities and is central to the operations of the Company. The Company determined that the amendment to the KKC Agreement contained a single performance obligation related to the Company’s transfer of rights to non-oncology intellectual property and know-how to KKC, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. In addition, the Company determined that the $25.0 million non-refundable upfront payment received from KKC in September 2019 constituted the amount of the consideration to be included in the transaction price and attributed this amount to the Company’s single performance obligation. The Company satisfied this performance obligation during the third quarter of 2019. Accordingly, the Company recognized the $25.0 million in consideration as revenue in the third quarter of 2019. The Company concluded the performance obligation was satisfied at a point in time because any know-how or clinical data generated from the Company’s ongoing oncology development of tivozanib would not benefit KKC’s non-oncology development of tivozanib.

None of  KKC’s development and regulatory milestones to the Company related to its non-oncology development of tivozanib for the Company’s territory were included in the transaction price, as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) regulatory approvals are outside of the control of KKC, (ii) certain development and regulatory milestones are contingent upon the success of future clinical trials, if any, which is out of the control of KKC, and (iii) efforts by KKC. Any consideration related to development and regulatory milestones owed by KKC to the Company will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the intellectual property transferred to KKC and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Professional fees	$533	$798
Compensation and benefits	1,020	1,046
Other	252	854
Total	$1,805	$2,698

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

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95% and 9.70% in August 2019 and September 2019, respectively, due to corresponding decreases in the prime rate.  The interest rate as of September 30, 2019 was 9.70%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company is required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. On August 1, 2019, the Company resumed monthly payments of principal to Hercules. The outstanding principal balance as of September 30, 2019 was approximately $18.5 million. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Amendment, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.5 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of September 30, 2019, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of September 30, 2019 are as follows (amounts in thousands):

Year Ending December 31:
2019 (remaining 3 months)	$3,063
2020	11,051
2021	7,269
21,383
Less amount representing interest	(1,799)
Less unamortized discount	(523)
Less deferred charges	(1,090)
Less loans payable current, net of discount	(9,257)
Loans payable, net of current portion and discount	$8,714

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

As of September 30, 2019, the Company had 500,000,000 authorized shares of common stock, $0.001 par value, of which 160,744,478 shares were issued and outstanding.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 21,739,131 shares of its common stock and warrants to purchase an aggregate of 25,000,000 shares of its common stock (“the Offering Warrants”), including warrants to purchase an aggregate of 3,260,869 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of September 30, 2019, Offering Warrants to purchase 25,000,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 4,707,770 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 12,515,559 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of September 30, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $1.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company.  As of September 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

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

Awards may be made under the 2019 Plan for up to the sum of (i) 10,000,000 shares of common stock and (ii) such additional number of shares of common stock (up to 10,689,015 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2019, there were 8,480,787 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,583,349	$2.28
Granted	4,165,400	$0.62
Exercised	(5,007)	$0.60
Forfeited	(1,540,521)	$2.01
Outstanding at September 30, 2019	12,203,221	$1.75	6.52	$1,209,000
Exercisable at September 30, 2019	7,088,541	$2.04	5.68	$414,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $0.84 on September 30, 2019.

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

	Three Months Ended September 30,
	2019	2018
Volatility factor	96.30%	—
Expected term (in years)	6.25	—
Risk-free interest rates	1.89%	—
Dividend yield	—	—

Nine Months Ended September 30,
	2019	2018
Volatility factor	88.27% - 96.30%	80.18% - 83.40%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.89% - 2.55%	2.64% - 2.85%
Dividend yield	—	—

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $0.58 and $2.15, respectively.

As of September 30, 2019, there was $5.3 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years.

(9) Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against the Company and certain of its present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint. The amended complaint also names Michael Needle as a defendant. The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019.  It generally alleges that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, defendants filed a motion to dismiss the amended complaint.  The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against the Company, certain of its present and former officers and its directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the related securities class action in the United States District Court for the District of Massachusetts, captioned Hackel v. AVEO Pharmaceuticals, Inc., No. 1:19-cv-10783-ADB (D. Mass). On July 26, 2019, the court granted that motion.  The Company is unable to predict the outcome of these lawsuits at this time.

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

In 2013, the SEC also served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. In September 2017 and October 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them. In November 2018, the District Court jury ruled against the remaining former officer.  In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. In October 2019, the District Court denied the motion.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

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

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. Our pipeline of product candidates under development includes our lead candidate tivozanib in oncology and other indications; ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, in squamous cell carcinoma of the head and neck, or SCCHN, acute myeloid leukemia, or AML, and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, in esophageal squamous cell carcinoma, or ESCC; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

We are working to develop and commercialize tivozanib in North America as a treatment for advanced or metastatic renal cell carcinoma, or RCC. We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, for oncological indications in Europe and other territories outside of North America. Through our partner, tivozanib is approved in the European Union, or EU, as well as Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.

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

Clinical Development of Tivozanib in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted the TIVO-1 trial, a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with sorafenib, an approved therapy, for the first-line treatment of RCC. The trial met its primary endpoint of improving progression-free survival, or PFS, with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm.  The trial also showed significant improvement in overall response rate, or ORR, of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in overall survival, or OS, in the intent to treat population. The protocol-specified final OS analysis at 24 months since the last patient enrolled showed a median OS for the tivozanib arm of 28.8 months versus a median OS for the sorafenib arm of 29.3 months (hazard ratio (HR)=1.245, p=0.105). An OS hazard ratio assesses the relative risk of death for the entirety of the data set and the median OS is a point in time value of the OS when half of the patients within each arm are still alive. Subsequently, in connection with EUSA’s application for the use of tivozanib as a first-line treatment for RCC to the European Medicines Agency, or EMA, in February 2016, which was approved in August 2017 and is further discussed below, the survival status of additional patients was taken into account and the updated median OS for the tivozanib arm was 28.2 months and the updated median OS for the sorafenib arm was 30.8 months (HR=1.147, p=0.276). We believe that an imbalance in subsequent therapy, which was more prevalent in patients treated in certain countries such as Russia and the Ukraine, combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib. In 2012, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or the FDA, seeking U.S. marketing approval for tivozanib.  In June 2013, the FDA issued a complete response letter, which we refer to as the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.

Second-Line TIVO-1 Extension Study - One-way crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study in which patients with RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib treatment arm in the TIVO-1 first-line RCC trial. We presented the results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting. In March 2018, long-term follow-up results from Study 902 were published in the European Journal of Cancer under the title “Efficacy of Tivozanib Treatment after Sorafenib in Patients with Advanced Renal Cell Carcinoma: Crossover of a Phase 3 Study,” reporting a median PFS of 11.0 months, a median OS of 21.6 months and an 18% ORR, further supporting the rationale for our current phase 3 TIVO-3 trial discussed below.

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in a phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC, which we refer to as the TIVO-3 trial . The TIVO-3 trial is the first positive phase 3 study in the third- and fourth-line treatment of patients with RCC as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, an emerging standard of care for earlier lines of therapy. The trial enrolled a total of 350 patients and was designed to address the FDA’s concern about the TIVO-1 negative OS trend. TIVO-3, together with the previously completed TIVO-1 trial of tivozanib in the first-line treatment of RCC, is designed to support a regulatory submission of tivozanib in the United States as a treatment for RCC in multiple lines of therapy. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, the protocol does not provide for patients who progress in one therapy to cross over to the other therapy.

On November 5, 2018, we announced that the TIVO-3 trial met its primary endpoint of improving PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment. Patients who received prior checkpoint inhibitor therapy had a 45% reduction in risk of progression or death. The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, with Grade 3 or higher adverse events consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition.

The preliminary analysis of the secondary endpoint of OS, which was not mature at the time of the final PFS analysis, favored sorafenib (HR=1.12, p=0.44). At a pre-NDA meeting in January 2019 with the FDA, the FDA recommended that we not submit an NDA for tivozanib with the preliminary OS results from the TIVO-3 trial, which did not allay its concerns about a potential detriment in OS outlined in the 2013 CRL. Following this meeting, due to the FDA’s concerns as well as the longer-than-forecasted median OS in both the tivozanib and sorafenib arms, we converted the scheduled August 2019 final OS analysis to a second prespecified interim analysis. August 2019 was two years from the last patient enrolled and approximately ten months from the data cut-off date for the first prespecified analysis.

On August 15, 2019, we performed the second prespecified interim OS analysis of the TIVO-3 trial, which showed an updated OS hazard ratio below 1.00, favoring tivozanib (HR=0.99, p=0.95). It showed a median OS for the tivozanib arm of 16.4 months versus 19.7 months for the sorafenib arm. Between the two prespecified interim data cut-off dates for the TIVO-3 trial, 16 additional OS events were reported on the tivozanib arm and 28 additional events were reported on the sorafenib arm, resulting in a total of 114 OS events on the tivozanib arm and 113 OS events on the sorafenib arm as of August 15, 2019. Twenty patients remained progression free on the tivozanib arm and two on the sorafenib arm, with a median duration on study of 32.5 months.

On November 4, 2019, we announced that we had met with the FDA to discuss the results of the August 2019 OS analysis.  Based on its assessment of the totality of evidence presented to date, the FDA recommended that we not submit an NDA at this time. The FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib. The FDA noted that the current interim OS results did not abrogate the FDA’s concerns over detriment, that those results may worsen with final analysis at 263 events, and that the median OS for tivozanib is worse than that of sorafenib.  We informed the FDA that we intend to narrow the proposed indication to relapsed/refractory RCC. The FDA advised us that a discussion with the Oncologic Drugs Advisory Committee, or ODAC, will likely be required if we choose to submit an NDA.  The FDA also advised us that if we wish to proceed with a revised OS analysis in June 2020, we should submit an updated statistical analysis plan, or SAP, with a planned OS update based on the projected number of events at that time.  We intend to submit to the FDA an update to the SAP for the final OS analysis, followed by an NDA submission in the first quarter of 2020.  We expect to report the final OS analysis in June 2020 based on a May 1, 2020 cutoff, at which point we estimate the study will have reached approximately 263 OS events, as discussed with the FDA. We and the FDA agreed that if the final analysis yielded an OS hazard ratio above 1.00, we would withdraw our NDA.

On February 16, 2019, the topline data from the TIVO-3 trial was presented at the 2019 ASCO Genitourinary Cancers Symposium and on June 3, 2019, data from the subgroup analysis of the TIVO-3 trial was presented at the 2019 ASCO Annual Meeting. On November 16, 2019, the updated OS data, including subgroup data, from the August 2019 interim OS analysis is scheduled to be presented at the 2019 International Kidney Cancer Symposium.

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In March 2017, we initiated enrollment in a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. The TiNivo trial enrolled a total of 28 patients. We sponsored the trial, for which Bristol-Myers Squibb, or BMS, supplied nivolumab. The TiNivo trial was led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the TiNivo trial enrolled six patients and demonstrated that the combination of tivozanib and nivolumab was able to be dosed at the full dose and schedule of single agent tivozanib, with no dose limiting toxicities.

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the full dose and schedule of the combination of tivozanib (1.5 mg daily for 21 days, followed by a 7-day rest period) and nivolumab (240 mg every two weeks) as established in the phase 1b portion of the study. On September 30, 2019, we presented final results at the European Society for Medical Oncology, or ESMO, 2019 Congress.  The final results showed that the combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC. Out of 25 patients who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab, thirteen (52%) had received at least one prior systemic therapy, including two (8%) that had received prior PD-1 therapy, and twelve (48%) that were treatment naïve. The overall median PFS for the 25 patients was 18.9 months.  The median PFS for the twelve previously untreated patients was 18.5 months and the median PFS for the thirteen previously treated patients had not yet been achieved as of the final data cut-off date of August 27, 2019. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one treatment naïve patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. At the final data cut-off date, 18 patients (72%) had tumor shrinkage of at least 25%.  Treatment-related Grade 3/4 adverse events occurred in 80% of patients, the most common of which was hypertension, and only 17% of patients required a dose reduction.

Commercialization of Tivozanib in RCC

First-Line Approval in Europe: In February 2016, EUSA submitted an application for the use of tivozanib as a first-line treatment for RCC to the EMA based on the data from our TIVO-1 clinical trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA informed us that the CHMP requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the preliminary OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the preliminary OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirms a negative trend in OS. We provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), to EUSA in September 2019 for their discussions with the CHMP.

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

Clinical Development of Tivozanib in HCC

NCCN-AVEO Phase 1b/2 Trial.  In January 2018, Dr. Renuka Iyer from the Roswell Park Comprehensive Cancer Center presented data at the 2018 ASCO Gastrointestinal Cancers Symposium from a multicenter, investigator-sponsored phase 1b/2 clinical trial of tivozanib in previously untreated patients with advanced, unresectable HCC. The trial was approved and funded by the National Comprehensive Cancer Network Oncology Research Program from general research support provided by us.  The trial was designed to evaluate the safety and efficacy of tivozanib in advanced HCC, and enrolled a total of 21 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3 + 3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg or 1.5 mg daily for 21 days followed by 7 days off drug. No dose-limiting toxicities were seen in cycle one in patients treated with 1.0 mg, and tivozanib at 1.0 mg daily was selected for the phase 2 expansion portion of the trial.  Of 19 evaluable patients in the trial, at a median follow up of 16.9 months, the trial’s primary endpoint of median PFS and PFS at week 24 were 5.5 months and 47%, respectively. A partial response was seen in 4 of 19 patients (21%) and stable disease in 8 of 19 patients (42%), for a disease control rate of 63%. OS at 6 and 12 months was 58% and 25%, respectively, with a median OS of 7.5 months. As of the date of the presentation, four patients had maintained stable disease for over two years. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment. Tivozanib was dosed at 1.0 mg daily, with adverse events consistent with those observed in previous tivozanib trials.

HCC PD-L1 Combination Trial with IMFINZI® (DEDUCTIVE): In September 2019, we opened enrollment in an open-label, multi-center, randomized phase1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, as a first-line treatment for patients with advanced, unresectable HCC who have not received prior systemic therapy, which we refer to as the DEDUCTIVE trial. Pursuant to the clinical supply agreement that we entered into with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, in December 2018, we serve as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The DEDUCTIVE trial is being led by the Roswell Park Comprehensive Cancer Center under the direction of Dr. Iyer. The trial is expected to enroll approximately 50 patients. The phase 1b portion of the trial will primarily evaluate the safety, tolerability, dose limiting toxicity, maximum tolerated dose and preliminary anti-tumor activity of tivozanib in combination with durvalumab starting with 1.0 mg of tivozanib for 21 days followed by seven days off treatment together with 1,500 mg of durvalumab every 28 days. Assuming favorable results from the phase 1b portion of the trial, we intend to enroll patients in a phase 2 expansion trial at the dose and schedule designated in the phase 1b portion. The primary outcome measure of the DEDUCTIVE trial is incidence of treatment emergent adverse events and the secondary outcome measures include ORR, PFS and OS.

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

Development in SCCHN. We and Biodesix funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in SCCHN.  In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic SCCHN demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls. A randomized, phase 2, multicenter, investigator-initiated trial in ERBITUX® (cetuximab) refractory patients to confirm these findings was initiated in the fourth quarter of 2017 under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The phase 2 trial is designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab.

Development in AML. We and Biodesix funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with cytarabine in AML, which we refer to as the CyFi-1 trial, which showed a 50% complete response rate in the 18 primary refractory AML patients enrolled in the trial and an acceptable tolerability profile. In April 2019, data from the study was presented at the 2019 American Association for Cancer Research Annual Meeting. The maximum tolerated dose was 20 mg/kg of ficlatuzumab on day 1 followed by 2 g/m2 cytarabine daily on days 2 through 7. Of the 18 AML patients enrolled in the study, all had disease that was refractory to initial treatment, 17 were evaluable and nine achieved a complete response. The most frequent Grade 3/4 treatment emergent adverse events observed were febrile neutropenia, liver function test abnormalities, and electrolyte disturbance. There was one death from sepsis and multi-organ failure that was determined to be disease-related, and one patient withdrew from the study due to grade 4 gastrointestinal bleed, determined to likely be ficlatuzumab related.

Based on the encouraging findings from the CyFi-1 trial, we and Biodesix initiated a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we refer to as the CyFi-2 trial. We serve as the study sponsor for the CyFi-2 trial, which is expected to enroll approximately 60 patients with AML who failed induction chemotherapy or who achieved a complete response but relapsed within one year. Patients will be randomized 1:1 to receive either ficlatuzumab in combination with cytarabine or cytarabine alone at the doses and schedules determined in the CyFi-1 trial. The primary endpoint of the CyFi-2 trial is complete response rate and the secondary endpoints include safety, disease-free survival and OS.

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

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in ESCC.  Following proof-of-concept, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an investigational new drug, or IND, application in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, the National Medical Products Administration, or NMPA (formerly the China Food and Drug Administration) approved this IND application. CANbridge has advised us that it is evaluating designs for a proof of concept study and intends to provide an update with the final clinical plan in the fourth quarter of 2019.

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

We believe that AV-380 represents a unique approach to treating cachexia because it has been demonstrated in preclinical studies to address key underlying mechanisms of the syndrome. We have established preclinical proof-of-concept for GDF15 as a key driver of cachexia by demonstrating, in animal models, that the administration of GDF15 induces cachexia, and that inhibition of GDF15 reverses cachexia and provides a potential indication of a survival benefit. We have demonstrated preclinical proof-of-concept for AV-380 in multiple cancer cachexia models, completed cell line development and manufactured cGMP lots for potential use in clinical trials. In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s.

In August 2015, we entered into a license agreement, which we refer to as the Novartis Agreement, pursuant to which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. On June 29, 2018, Novartis notified us that it would be terminating the Novartis Agreement, without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018, we regained worldwide rights to the AV-380 program, and on December 18, 2018, we entered into a new agreement with Novartis, or the AV-380 Transfer Agreement, to further establish and clarify the terms on which Novartis will return the AV-380 program to us to support our continuing development of the AV-380 program. We have initiated preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in 2020.

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

In December 2017, CANbridge filed an IND application with the NMPA for a clinical study of AV-203 in ESCC. CANbridge’s IND application was accepted by the NMPA in August 2018. CANbridge has advised us that it is evaluating designs for a proof of concept study and intends to provide an update with the final clinical plan in the fourth quarter of 2019.

Upon entry into the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes, following CANbridge’s validation of the manufacturing process for AV-203 drug substance. In August 2018, CANbridge obtained regulatory approval of its IND application from the NMPA for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

Pursuant to the CANbridge Agreement, we are eligible to receive up to $40.0 million in potential additional development and regulatory milestone payments and up to $90.0 million in potential commercial milestone payments based on annual net sales of licensed products. Upon commercialization, we are eligible to receive a tiered royalty, with a percentage range in the low double-digits, on net sales of approved licensed products. CANbridge’s obligation to pay royalties for each licensed product expires on a country-by-country basis on the later of the expiration of patent rights covering such licensed product in such country, the expiration of regulatory data exclusivity in such country or ten years after the first commercial sale of such licensed product in such country. A percentage of any milestone and royalty payments received by us under the CANbridge Agreement, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone we earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

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

We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as some additional non-EU5 countries. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in additional European countries. We recognized royalty revenues of approximately $0.2 million and $0.1 million in the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.3 million in the nine months ended September 30, 2019 and 2018, respectively.

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

Prior to the first commercial sale of ficlatuzumab, each party has the right to elect to discontinue participating in further development or commercialization efforts with respect to ficlatuzumab, which is referred to as an “Opt-Out”. If either we or Biodesix elects to Opt-Out, with such party referred to as the “Opting-Out Party,” then the Opting-Out Party shall not be responsible for any future uncommitted costs associated with developing and commercializing ficlatuzumab other than any ongoing clinical trials. The non-opting out party shall have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. Additionally, the Opting-Out Party shall generally be entitled to receive a royalty equal to 10% of any future net sales of ficlatuzumab throughout the world, and 25% of any future revenue from collaborations. The Biodesix Agreement remains in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

We and Biodesix are currently funding several investigator-sponsored clinical trials, including ficlatuzumab in combination with ERBITUX® (cetuximab) in SCCHN, ficlatuzumab in combination with Cytosar (cytarabine) in AML in the CyFi-1 trial and ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  Based on the encouraging findings from the CyFi-1 trial, we and Biodesix initiated the CyFi-2 trial. Additional clinical development, beyond what we are committed to, would require additional manufacturing efforts and costs.

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

The $2.0 million development and regulatory milestone we earned in August 2018 in connection with CANbridge’s regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

Kyowa Kirin Co. (KKC)

In December 2006, we entered into a license agreement with KKC, or the KKC Agreement, under which we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, we obtained exclusive rights to tivozanib in our territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions. On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to us related to non-oncology development by KKC in our territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to us in the amount of $25.0 million that was received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S.

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

Certain research and development reimbursement payments by EUSA were not subject to sublicense revenue payments to KKC. For example, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. We would, however, owe KKC 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each.

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

Pursuant to the amendment to the KKC Agreement, KKC is also required to make milestone payments to us of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In addition, KKC is required to make tiered royalty payments to us on net sales of tivozanib in non-oncology indications in our territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

We and KKC each have access to and can benefit from the other party’s clinical data and regulatory filings with respect to tivozanib and biomarkers identified in the conduct of activities under the KKC Agreement, as related to oncology development. Under the KKC Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tivozanib in our territory.

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

Financial Overview

We do not have a history of being profitable and, as of September 30, 2019, we had an accumulated deficit of $581.2 million. We anticipate that we will continue to incur significant operating costs over the next several years as we continue our planned development activities for our preclinical and clinical products. We will need additional funding to support our operating activities, and the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “Liquidity and Capital Resources—Liquidity” section for a further discussion of our funding requirements.

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

We anticipate that research and development expenses, excluding the filing fee for the planned NDA submission for tivozanib to the FDA in the first quarter of 2020, will principally remain at 2019 levels in 2020 as costs in connection with enrolling patients in the ongoing DEDUCTIVE and CyFi-2 trials will largely be offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials, due to a lower number of patients on treatment, and NDA submission preparation. Accordingly, the timing and nature of activities contemplated during the remainder of 2019 and 2020 will be conducted subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses and related costs for personnel in executive, finance, corporate development, information technology, legal and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing, prosecution and defense costs and professional fees for legal, consulting, auditing and tax services. We anticipate that our general and administrative expenses will principally remain at 2019 levels in 2020, excluding substantive commercial launch-readiness activities that we may undertake. Accordingly, the timing and nature of activities contemplated during the remainder of 2019 and in 2020 will be conducted subject to the availability of sufficient financial resources.

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

As of September 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for cash proceeds of approximately $0.8 million, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding. In July 2017, we issued to Hercules Capital Inc., or Hercules, 259,067 shares of common stock upon its exercise of all of its PIPE Warrants, and we received approximately $0.3 million in cash proceeds. In 2018, PIPE Warrants with respect to 544,041 shares of common stock underlying such PIPE Warrants were exercised, and we issued 544,041 shares of our common stock and received approximately $0.5 million in cash proceeds.

We recorded non-cash losses of approximately $2.0 million and $16.2 million in the three months ended September 30, 2019 and 2018, respectively, in our Statement of Operations attributable to the change in the fair value of the PIPE Warrant liability that resulted from higher stock prices as of September 30, 2019 and September 30, 2018, relative to prior periods. We recorded a non-cash gain of approximately $9.1 million and a non-cash loss of approximately $6.5 million in the nine months ended September 30, 2019 and 2018, respectively, in our Statement of Operations attributable to the change in fair value of the PIPE Warrant liability that resulted from a lower stock price as of September 30, 2019 and a higher stock price as of September 30, 2018, relative to prior periods. In the nine months ended September 30, 2018, we recorded a reduction in the PIPE Warrant liability, with a corresponding increase to additional paid-in capital, of approximately $1.1 million attributable to warrant exercises in the three months ended March 31, 2018.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Expected price volatility	76.25%	82.64%	111.99%	113.86%	119.11%
Expected term (in years)	5.00	2.50	2.25	2.00	1.75
Risk-free interest rates	1.22%	2.47%	2.27%	1.75%	1.63%
Stock price	$0.89	$1.60	$0.82	$0.67	$0.84
Dividend yield	—	—	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2019, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2019, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and nine months ended September 30, 2019, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the Securities and Exchange Commission, or SEC, on March 14, 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2019 and 2018

Revenues (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
KKC	$25,000	$—	$25,000	100%	$25,000	$—	$25,000	100%
EUSA	717	467	250	54%	3,031	1,926	1,105	57%
CANbridge	—	2,000	(2,000)	(100)%	—	2,000	(2,000)	(100)%
Total	$25,717	$2,467	$23,250	942%	$28,031	$3,926	$24,105	614%

On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement, and KKC made a $25.0 million non-refundable upfront payment to us that we received in September 2019. In the third quarter of 2019, we recognized this $25.0 million upfront payment as revenue in accordance with ASC 606. Prior to the amendment to the KKC Agreement, KKC did not have any payment obligations to us for non-oncology rights to tivozanib in our territory. Refer to Note 4 “Collaborations and License Agreements – KKC”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to our amendment to the KKC Agreement.

In 2019 as compared to 2018, revenue increased under our partnership with EUSA by $0.3 million in the three-month period, including $0.1 million related to royalty revenue from the sales of FOTIVDA, and $0.2 million related to the timing and amount of revenue recognized in accordance with ASC 606 for milestone payments earned in connection with EUSA obtaining reimbursement approval for tivozanib (FOTIVDA) in first-line RCC from the NICE in the United Kingdom in February 2018, from the GKV-SV in Germany in November 2018 and from the MSCBS in Spain in February 2019.

In 2019 as compared to 2018, revenue increased under our partnership with EUSA by $1.1 million in the nine-month period, including $0.3 million related to royalty revenue from the sales of FOTIVDA, and $0.8 million related to the timing and amount of revenue recognized in accordance with ASC 606 for milestone payments earned in connection with EUSA obtaining reimbursement approval for tivozanib (FOTIVDA) in first-line RCC from the NICE in the United Kingdom in February 2018, from the GKV-SV in Germany in November 2018 and from the MSCBS in Spain in February 2019.

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to our EUSA Agreement.

      In 2019 as compared to 2018, revenue decreased under our partnership with CANbridge by $2.0 million in the three-month and nine-month periods due to the $2.0 million development and regulatory milestone we earned in the third quarter of 2018 under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. No milestones were earned under the CANbridge Agreement in the nine months ended September 30, 2019.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Tivozanib	$2,946	$3,962	$(1,016)	(26)%	$9,043	$13,324	$(4,281)	(32)%
AV-380 Program in Cachexia	208	15	193	1287%	2,691	72	2,619	3638%
AV-203	—	667	(667)	(100)%	—	670	(670)	(100)%
Ficlatuzumab	439	133	306	230%	675	369	306	83%
Overhead	390	383	7	2%	1,037	1,016	21	2%
Total research and development expenses	$3,983	$5,160	$(1,177)	(23)%	$13,446	$15,451	$(2,005)	(13)%

In 2019 as compared to 2018, tivozanib expenses decreased in the three-month period by $1.0 million, principally due to decreases of $0.7 million related to lower expenses in connection with the TIVO-3 trial due to a lower number of patients on treatment and $0.7 million related to fluctuations in the period-to-period conduct of NDA submission preparation, partially offset by an increase of $0.2 million related to the commencement of the DEDUCTIVE trial, net of cost sharing with AstraZeneca.

In 2019 as compared to 2018, tivozanib expenses decreased in the nine-month period by $4.3 million, principally due to decreases of $3.2 million related to lower expenses in connection with the TIVO-3 and TiNivo trials due to a lower number of patients on treatment, $1.0 million related to pre-commercial manufacturing in 2018 that was not incurred in 2019 and $0.4 million related to fluctuations in the period-to-period conduct of NDA submission preparation. These decreases were partially offset by an increase of $0.3 million related to the commencement of the DEDUCTIVE trial, net of cost sharing with AstraZeneca.

In 2019 as compared to 2018, AV-380 expenses increased in the three-month period by $0.2 million related to the conduct of external pre-clinical development and increased in the nine-month period by $2.6 million, principally due to the $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019 and $0.2 million related to the conduct of external pre-clinical development.

In 2019 as compared to 2018, AV-203 expenses decreased in each of the three-month and nine-month periods by $0.7 million due to the corresponding sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned in the third quarter of 2018 under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. No milestones were earned and sublicense fees incurred under the CANbridge Agreement in the nine months ended September 30, 2019.

In 2019 as compared to 2018, ficlatuzumab expenses increased in each of the three-month and nine-month periods by $0.3 million related to start-up activities incurred in the third quarter of 2019 in connection with the CyFi-2 trial in AML, net of cost sharing with Biodesix.

     We anticipate that research and development expenses, excluding the filing fee for the planned NDA submission for tivozanib to the FDA in the first quarter of 2020, will principally remain at 2019 levels in 2020 as costs in connection with enrolling patients in the ongoing DEDUCTIVE and CyFi-2 trials will largely be offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials, due to a lower number of patients on treatment, and NDA submission preparation. Accordingly, the timing and nature of activities contemplated during the remainder of 2019 and 2020 will be conducted subject to the availability of sufficient financial resources.

General and Administrative Expenses (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
General and administrative expenses	$2,884	$2,719	$164	6%	8,325	8,156	168	2%

In 2019 as compared to 2018, general and administrative expenses increased in the three-month period by $0.2 million, principally due to increases in professional fees and increased by $0.2 million in the nine-month period, principally due to increases in compensation-related costs.

We anticipate that our general and administrative expenses will principally remain at 2019 levels in 2020, excluding substantive commercial launch-readiness activities that we may undertake. Accordingly, the timing and nature of activities contemplated during the remainder of 2019 and in 2020 will be conducted subject to the availability of sufficient financial resources.

Settlement Costs (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Settlement costs	$—	$—	$—	-%	$—	$(667)	$667	(100)%

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

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Change in fair value of PIPE Warrant liability	$(1,954)	$(16,172)	$14,218	(88)%	$9,071	$(6,512)	$15,583	(239)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date.

In 2019, we recorded an approximate non-cash loss of $2.0 million in the three-month period in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $0.84 on September 30, 2019 compared to the stock price of $0.67 on June 30, 2019, and an approximate non-cash gain of $9.1 million in the nine-month period in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $0.84 on September 30, 2019 compared to the stock price of $1.60 on December 31, 2018.

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

Interest Expense, net (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2019	2018	$	%	2019	2018	$	%
Interest expense, net	$(467)	$(579)	$112	(19)%	$(1,482)	$(1,621)	$139	(9)%

In 2019 as compared to 2018, interest expense, net decreased by $0.1 million in the three-month period principally due to an increase in interest income that resulted from higher period-to-period cash balances.

In 2019 as compared to 2018, interest expense, net decreased by $0.1 million in the nine-month period principally due to a $0.2 million increase in interest income that resulted from higher period-to-period cash balances, partially offset by a $0.1 million increase in interest expense under our debt facility with Hercules that resulted from fluctuations in the prime interest rate that is a component of our overall interest rate.

We anticipate that interest expense will decrease during the remainder of 2019 and in 2020 as we continue to pay principal payments to Hercules, which resumed on August 1, 2019, and as a result of the current lower interest rate of 9.70% as of September 30, 2019.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $57.7 million. See “—Liquidity” below for a further discussion of our liquidity. Currently, our funds are invested in a U.S. government money market fund. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$4,452	$(18,409)
Net cash provided by investing activities	—	18,579
Net cash provided by financing activities	28,775	5,289
Net increase in cash and cash equivalents	$33,227	$5,459

Our operating activities provided cash of $4.5 million and used cash of $18.4 million in 2019 and 2018, respectively. Cash provided by (used in) operations was principally due to our net income (loss) adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $18.6 million in 2018, principally due to net changes in the maturities and purchases of marketable securities. We did not have any marketable securities as of September 30, 2019 or December 31, 2018, other than those classified as cash equivalents.

Our financing activities, as further described below, provided cash of $28.8 million and $5.3 million in 2019 and 2018, respectively. In 2019, we raised approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to the sales agreement with SVB Leerink, or Leerink Sales Agreement, in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 21.7 million shares of our common stock and warrants to purchase an aggregate of 25.0 million shares of our common stock in an underwritten public offering in April 2019, offset by $1.5 million in principal payments to Hercules. In 2018, we raised approximately $5.1 million in net proceeds from an underwritten public offering of 2.5 million shares of our common stock in August 2018 and $0.7 million from the exercise of PIPE Warrants and stock options, offset by a $0.5 million end-of-term debt payment in connection with the 2014 Amendment of our First Loan Agreement with Hercules.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 21,739,131 shares of our common stock and warrants to purchase an aggregate of 25,000,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 3,260,869 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $1.14 per share and $0.01 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $1.25 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 4,347,827 shares and warrants to purchase an aggregate of 4,347,827 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of September 30, 2019, Offering Warrants to purchase 25,000,000 shares of our common stock were outstanding.

Sales Agreement with SVB Leerink

In February 2018, we entered into the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 4.7 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 12.5 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of September 30, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 17,642,482 units, at a price of $0.965 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $1.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 544,039 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of September 30, 2019, PIPE Warrants exercisable for 803,108 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 16,839,375 shares of common stock were outstanding.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95% and 9.70% in August 2019 and September 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of September 30, 2019 was 9.70%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we are required to make 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. On August 1, 2019, we resumed monthly payments of principal to Hercules. The outstanding principal balance as of September 30, 2019 was approximately $18.5 million. The loan maturity date of July 1, 2021 remains unchanged. The end-of-term payments under the 2016 Amendment, in the amount of $0.3 million, and the 2017 Loan Agreement, in the approximate amount of $0.8 million, continue to be due on their original due dates of December 1, 2019 and July 1, 2021, respectively.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2019, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

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

During the nine months ended September 30, 2019, we received approximately $60.6 million in funding, including approximately $30.3 million related to the sale of our common stock, approximately $28.0 million in partnership funding and the $2.3 million payment from Novartis pursuant to the AV-380 Transfer Agreement, which we used to pay the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement. The approximate $30.3 million in funding from the sale of our common stock included approximately $7.5 million in net proceeds from the sale of approximately 12.5 million shares of our common stock pursuant to our Leerink Sales Agreement in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 21.7 million shares of our common stock and warrants to purchase an aggregate of 25.0 million shares of our common stock in an underwritten public offering in April 2019. The approximate $28.0 million in partnership funding included the $25.0 million non-refundable upfront payment by KKC in connection with the August 1, 2019 amendment to the KKC Agreement, the $2.0 million milestone payment by EUSA in connection with reimbursement approval in Spain, approximately $0.6 million in royalties from the sales of FOTIVDA by EUSA and approximately $0.4 million in cost sharing payments.

As of September 30, 2019, we had approximately $57.7 million in cash, cash equivalents and marketable securities, working capital of $38.9 million and an accumulated deficit of $581.2 million. We believe that our cash, cash equivalents and marketable securities of approximately $57.7 million at September 30, 2019 would allow us to fund our planned operations into the second quarter of 2021. This estimate is a change from our prior quarter estimate as a result of our plan to file an NDA for tivozanib, discussed above under “—Our Product Candidates—Tivozanib—Clinical Development of Tivozanib in RCC”, reflecting additional costs related to the NDA filing and limited commercial launch-readiness activities that were not included in the cash runway estimate as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $57.7 million, consisting of cash on deposit with banks and a U.S. government money market fund. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of September 30, 2019, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was $18.5 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of September 30, 2019, the interest rate was 9.70%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of September 30, 2019, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with contract research organizations and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and Acting Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2019. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Acting Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against us and certain of our present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint.  The amended complaint also names Michael Needle as a defendant.  The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019.  It generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, defendants filed a motion to dismiss the amended complaint.  We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against us, certain of our present and former officers and our directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the related securities class action in the United States District Court for the District of Massachusetts, captioned Hackel v. AVEO Pharmaceuticals, Inc., No. 1:19-cv-10783-ADB (D. Mass).  On July 26, 2019, the court granted that motion.  We are unable to predict the outcome of these lawsuits at this time.

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

As of September 30, 2019, we had an accumulated deficit of $581.2 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop our product candidates.

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

As of September 30, 2019, we had approximately $57.7 million in cash, cash equivalents and marketable securities. Although as of the time of filing this Quarterly Report on Form 10-Q we believe we have sufficient cash resources to support our current operations for at least the next twelve months, we have concluded in previous periods that conditions and events existed that raised substantial doubt as to our ability to continue as a going concern and we may identify similar conditions or events in the future. We will need additional funding to support our planned operating activities. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources. If we are unable to raise capital when needed, there is a risk our financial condition could raise substantial doubt as to our ability to continue as a going concern in the future.

We believe that our approximate $57.7 million in cash, cash equivalents and marketable securities at September 30, 2019 would allow us to fund our planned operations into the second quarter of 2021. This estimate is a change from our prior quarter estimate as a result of our plan to file an NDA for tivozanib, discussed above under “—Our Product Candidates—Tivozanib—Clinical Development of Tivozanib in RCC”, reflecting additional costs related to the NDA filing and limited commercial launch-readiness activities that were not included in the cash runway estimate as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Other than the European and the New Zealand marketing approvals for tivozanib (FOTIVDA) received by our partner EUSA in August 2017 and July 2019, respectively, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed the second prespecified interim OS analysis of the TIVO-3 trial, which showed an updated OS hazard ratio below 1.00, favoring tivozanib (HR=0.99, p=0.95). In our subsequent meeting with the FDA to discuss the results of the August 2019 OS analysis, the FDA indicated that it remained concerned about the results of the TIVO-3 trial in the context of the overall development of tivozanib and noted that the TIVO-3 OS may worsen upon the final analysis. We and the FDA agreed that if we choose to file an NDA and the final analysis yielded an OS hazard ratio above 1.00, we would withdraw our NDA.

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

In 2016, we paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers settled. In November 2018, the District Court jury ruled against the remaining former officer. In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. In October 2019, the District Court denied the motion. He has continued to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

We and certain of our present and former officers have been named as defendants in a purported class action lawsuit that could result in substantial costs and divert management’s attention.

We and certain of our present and former officers were named as defendants in a purported class action lawsuit filed on February 25, 2019 and amended on July 24, 2019.  The amended complaint generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.  On September 27, 2019, defendants filed a motion to dismiss the amended complaint.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against us, certain of our present and former officers and our directors in Suffolk Superior Court, Commonwealth of Massachusetts.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the related securities class action in the United States District Court for the District of Massachusetts.  On July 26, 2019, the court granted that motion.

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

The success of tivozanib will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete our clinical trials of tivozanib, including the TIVO-3 trial, the TiNivo trial, the DEDUCTIVE trial and the CyFi-2 trial;
•	successful design, enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
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

Many of these factors are beyond our control, including clinical trial results, the regulatory approval process, potential threats to our intellectual property rights and the development, manufacturing, marketing and sales efforts of our collaborators. For example, in the FDA’s feedback regarding the August 2019 OS analysis, the FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib and recommended that we not submit an NDA for tivozanib at this time.  If we are unable to develop, receive marketing approval for and successfully commercialize tivozanib on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

Results of early clinical trials may not be predictive of results of later clinical trials, and interim results of clinical trials may not be predictive of the final results or the success of clinical trials.

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, our phase 1b/2 DEDUCTIVE trial and our phase 2 CyFi-2 trial, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could, in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the preliminary OS data for our TIVO-3 trial of data collected through October 4, 2018, and subsequently announced in November 2018, showed a hazard ratio of 1.06 (p =0.69); in January 2019, we revised the hazard ratio for the preliminary OS data to 1.12 (p =0.44) to reflect the survival status of a group of patients that had previously been lost to follow-up.  In August 2019, we performed the second prespecified interim OS analysis of the TIVO-3 trial, which showed an updated OS hazard ratio of 0.99 (p=0.95).  We intend to conduct a final OS analysis for the TIVO-3 trial in the second quarter of 2020.  At this time, we cannot say the degree to which these interim results will be indicative of the final trial results.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL.  However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at this time.  The FDA noted that the TIVO-3 OS results may worsen with final analysis. We and the FDA agreed that if we choose to file an NDA and the final analysis yielded an OS hazard ratio above 1.00, we would withdraw our NDA.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at this time.  The FDA noted that the TIVO-3 OS results may worsen with final analysis. We intend to conduct a final OS analysis for the TIVO-3 trial in the second quarter of 2020. If the TIVO-3 trial yields a final OS hazard ratio that is above 1.00, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the FDA may not grant marketing approval for tivozanib.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the preliminary OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the preliminary OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirms a negative trend in OS. Although we provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), to EUSA in September 2019 for their discussions with the CHMP, we have no assurance as to the position that the CHMP or the EMA may take with respect to the updated OS results of the TIVO-3 trial.  If the CHMP or the EMA finds that these results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. Novartis is currently in the process of transferring the AV-380 program and returning the AV-380 drug supply back to us. We have initiated preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in 2020.

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

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

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

The U.S. patent covering the tivozanib molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  Currently, SPCs have been granted in France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden that extend the term of the corresponding patents that cover the tivozanib molecule in each of those jurisdictions up to 2027.  It is possible that our applications for SPCs in other European countries such as Belgium, Finland, and Great Britain will be denied.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

Additionally, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

Intellectual property rights may not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds or antibodies that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	Our pending patent applications might not lead to issued patents.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several events in the last decade have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the United States. The patent law introduced changes including a first-to-file system for determining which inventors may be entitled to receive patents, and post-grant challenges, such as inter-partes review and post-grant review proceedings that allow third parties to challenge newly issued patents.  The burden of proof required for challenging a patent in these proceedings is lower than in district court litigation, and patents in the biopharmaceutical industry have now been successfully challenged using these new post-grant challenges. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could further weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the preliminary OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed the second prespecified interim OS analysis of the TIVO-3 trial, which showed an updated OS hazard ratio below 1.00, favoring tivozanib (HR=0.99, p=0.95). Although the TIVO-3 trial met its primary endpoint of improving PFS, if the final OS analysis yields an OS hazard ratio above 1.00, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to successfully commercialize tivozanib in the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a maximum period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. To date, no formal withdrawal agreement has been reached between the United Kingdom and the EU, despite the passage of the date on which it was expected that the United Kingdom's membership in the EU would automatically terminate.  The deadline for negotiating a withdrawal agreement has been extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the EU earlier if the Parliament approves the withdrawal. Discussions between the United Kingdom and the EU continue to focus on withdrawal issues and transition agreements. However, limited progress has been made to date, and the disagreement and uncertainty within the government of the United Kingdom sustains the possibility that the United Kingdom may leave the EU without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. In this context, on July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who had previously suggested that the country should leave the EU without an agreement.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On March 18, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. We had been provided an initial period of 180 calendar days, or until September 16, 2019, to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement as of September 16, 2019.

On September 17, 2019, we were provided an additional period of 180 calendar days, or until March 16, 2020, to regain compliance with the minimum bid price requirement. If, at any time before March 16, 2020, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid price requirement. Under certain circumstances, Nasdaq could require that the bid price exceed $1.00 for more than ten consecutive trading days before determining that we comply with Nasdaq’s continued listing standards. From September 18, 2019 to the date of this Quarterly Report, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our May 2, 2013 announcement regarding the ODAC vote, we and certain of our former officers and directors were involved in several legal proceedings. Currently, we, our directors, certain of our current and former officers are involved in several lawsuits following our announcements related to the TIVO-3 trial data. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” These proceedings, and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

At September 30, 2019, we had approximately $57.7 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks and a U.S. government money market fund. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1*	Amendment to License Agreement, dated as of August 1, 2019, by and between the Company and Kyowa Kirin Co., Ltd.	8-K	001-34655	08/1/2019	10.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 12, 2019	By:	/s/ Michael Bailey
Michael Bailey
President, Chief Executive Officer, Acting Chief Financial Officer and Principal Financial and Accounting Officer