Form 10-K
period 2019-12-31
AVEO PHARMACEUTICALS INC
filed 2020-03-16
CIK 1325879

en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based on the last reported sale price of the common stock on the Nasdaq Capital Market at the close of business on June 28, 2019, was $90.3 million.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2020 was 16,080,616.

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVEO PHARMACEUTICALS, INC.

References to AVEO

Throughout this Form 10-K, the words “we,” “us,” “our” and “AVEO”, except where the context requires otherwise, refer to AVEO Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of AVEO Pharmaceuticals, Inc.

Presentation of our Common Stock

On February 19, 2020, we effected a 1-for-10 reverse stock split of our common stock. All references to shares of common stock outstanding and per share amounts in this Annual Report on Form 10-K give effect to the reverse stock split unless otherwise indicated.

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

•	our ability to successfully file a new drug application, or NDA, with the U.S. Food and Drug Administration, or the FDA, for tivozanib on the timeline we anticipate, or at all;
•	our ability to commercialize tivozanib in the United States, if approved by the FDA;
•	our ability to raise the substantial additional funds required to achieve our goals, including those goals pertaining to the development and commercialization of tivozanib;
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

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs.  Our pipeline of product candidates under development includes our lead candidate tivozanib for use in oncology and other indications; ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, as a potential treatment for squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

We are working to develop and commercialize tivozanib in North America as a treatment for relapsed or refractory metastatic renal cell carcinoma, or RCC. We have sublicensed tivozanib, marketed under the brand name FOTIVDA®, in Europe and other territories outside of North America. Through our partner, EUSA Pharma (UK) Limited, or EUSA, tivozanib is approved in the European Union, or EU, as well as the United Kingdom, Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor, or VEGFR, and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.  We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.

We are seeking to commercialize our oncology pipeline of products and product candidates in North America while leveraging partnerships to support development and commercialization of our pipeline in other geographies.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2019, we had approximately $47.7 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. We may not receive milestone payments or be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. For more information, refer to Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Product Candidates

The following summarizes our product candidates as of the date of filing this Annual Report on Form 10-K, each of which is described in further detail below:

Tivozanib

Our pipeline includes our lead candidate tivozanib, an oral, once-daily, VEGFR tyrosine kinase inhibitor, or TKI. Tivozanib is a potent, selective and long half-life inhibitor of all three VEGF receptors and is designed to optimize VEGF blockade while minimizing off-target toxicities, potentially resulting in improved efficacy and minimal need for dose modifications. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal, breast and ovarian cancers. We have exclusive rights to develop and commercialize tivozanib in oncology in all countries outside of Asia and the Middle East under a license from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC. We have sublicensed to EUSA the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic diseases or conditions of the eye. On August 1, 2019, KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights that we sublicensed to EUSA. We are currently executing studies with tivozanib both as a single agent and in combination with immune checkpoint inhibitors for the treatment of RCC and HCC.

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

Second-Line TIVO-1 Extension Study - One-sided crossover from sorafenib to tivozanib (Study 902): We completed a TIVO-1 extension study, which we refer to as the 902 trial, in which patients with RCC received tivozanib as second-line treatment subsequent to disease progression on the sorafenib treatment arm in the TIVO-1 first-line RCC trial. We presented the results at the 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting. In March 2018, long-term follow-up results from the 902 trial were published in the European Journal of Cancer under the title “Efficacy of Tivozanib Treatment after Sorafenib in Patients with Advanced Renal Cell Carcinoma: Crossover of a Phase 3 Study,” reporting a median PFS of 11.0 months, a median OS of 21.6 months and an 18% ORR, further supporting the rationale for our current phase 3 TIVO-3 trial discussed below.

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in a phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC, which we refer to as the TIVO-3 trial. The TIVO-3 trial is the first positive phase 3 study in the third- and fourth-line treatment of patients with RCC as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, an emerging standard of care for earlier lines of therapy. The trial enrolled a total of 350 patients and was designed to address the FDA’s concern about the negative OS trend in TIVO-1. TIVO-3, together with the previously completed TIVO-1 and 902 trials of tivozanib in the first-line and second-line treatment of RCC, is designed to support a regulatory submission of tivozanib in the United States as a treatment for RCC in relapsed or refractory patients. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located exclusively in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, the protocol does not provide for patients who progress on one therapy to cross over to the other therapy.

On November 5, 2018, we announced that the TIVO-3 trial met its primary endpoint of improving PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment. Patients who received prior checkpoint inhibitor therapy had a 45% reduction in risk of progression or death. The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, with Grade 3 or higher adverse events consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition, which has shown a correlation with better PFS outcomes.

The first interim analysis of the secondary endpoint of OS, which was not mature at the time of the final PFS analysis, favored sorafenib (HR=1.12, p=0.44). As a result, at a pre-NDA meeting in January 2019 with the FDA, the FDA recommended that we not submit an NDA for tivozanib at that time with the interim OS results from the TIVO-3 trial, as the interim OS results did not allay its concerns about a potential detriment in OS outlined in the 2013 CRL. Following this meeting, due to the longer-than-forecasted median OS in both the tivozanib and sorafenib arms, coupled with the FDA’s request for more mature OS data, we amended the planned August 2019 final OS analysis to become a second prespecified interim analysis. August 2019 marked two years from the last patient enrolled and approximately ten months from the data cut-off date for the first prespecified analysis.

On August 15, 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib. It showed a median OS for the tivozanib arm of 16.4 months versus 19.7 months for the sorafenib arm. Between the two prespecified interim data cut-off dates for the TIVO-3 trial, 16 additional OS events were reported on the tivozanib arm and 28 additional events were reported on the sorafenib arm, resulting in a total of 114 OS events on the tivozanib arm and 113 OS events on the sorafenib arm as of August 15, 2019. Twenty patients remained progression free on the tivozanib arm and two on the sorafenib arm, with a median duration on study of 32.5 months.

In November 2019, we announced that we had met with the FDA to discuss the results of the August 2019 interim OS analysis.  Based on its assessment of the totality of evidence presented to date, the FDA recommended that we not submit an NDA at that time. The FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib. The FDA noted that the current interim OS HR results coupled with the median OS, which was longer for sorafenib than tivozanib in the August 2019 interim OS analysis, did not abrogate their concerns over the OS detriment observed in the TIVO-1 trial.  In addition, the FDA expressed concern that the OS results may worsen with the final analysis at 263 events.  We informed the FDA that given the changes in the landscape for first-line treatment of RCC, a single agent TKI controlled trial such as TIVO-1 was no longer relevant, and as a result, we intend to narrow the proposed indication for tivozanib to relapsed or refractory RCC. The FDA advised us that a discussion with the Oncologic Drugs Advisory Committee, or ODAC, will likely be required if we choose to submit an NDA.  The FDA also advised us that if we wished to proceed with a revised OS analysis in June 2020, we should submit an updated statistical analysis plan, or SAP, with a planned OS update based on the projected number of events at that time.  In December 2019, we submitted the updated SAP to the FDA for the final OS analysis. We are planning to submit an NDA at the end of the first quarter of 2020.  We expect to report the final OS analysis by June 2020 based on a May 1, 2020 cutoff, at which point we estimate the study will have reached approximately 263 OS events, as discussed with the FDA. We and the FDA agreed that if the final analysis yielded an OS hazard ratio above 1.00, we will withdraw our NDA.

On February 16, 2019, the topline data from the TIVO-3 trial was presented at the 2019 ASCO Genitourinary Cancers Symposium and on June 3, 2019, data from the subgroup analysis of the TIVO-3 trial was presented at the 2019 ASCO Annual Meeting. On November 16, 2019, the updated OS data, including subgroup data, from the August 2019 interim OS analysis was presented at the 2019 International Kidney Cancer Symposium.  In December 2019, previously reported data from the TIVO-3 trial was published in The Lancet Oncology.

RCC PD-1 Combination Trial with Opdivo® (TiNivo): In March 2017, we initiated enrollment in a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. The TiNivo trial enrolled a total of 28 patients. We sponsored the trial, for which Bristol-Myers Squibb, or BMS, supplied nivolumab. The TiNivo trial was led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the TiNivo trial enrolled six patients and demonstrated that the combination of tivozanib and nivolumab was able to be dosed at the full dose and schedule of single agent tivozanib, with no dose limiting toxicities observed.

The phase 2 portion of the trial, which enrolled an additional 22 patients, was designed to assess the safety, tolerability, and anti-tumor activity of the full dose and schedule of the combination of tivozanib (1.5 mg daily for 21 days, followed by seven days off treatment) and nivolumab (240 mg every two weeks) as established in the phase 1b portion of the study. On September 30, 2019, we presented final results at the European Society for Medical Oncology, or ESMO, 2019 Congress.  The final results showed that the combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC. Out of 25 patients who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab, thirteen (52%) had received at least one prior systemic therapy, including two (8%) that had received prior PD-1 therapy, and twelve (48%) that were treatment naïve. The overall median PFS for the 25 patients was 18.9 months.  The median PFS for the twelve previously untreated patients was 18.5 months and the median PFS for the thirteen previously treated patients had not yet been achieved as of the final data cut-off date of August 27, 2019. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one treatment naïve patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. Treatment-

related Grade 3/4 adverse events occurred in 80% of patients, the most common of which was hypertension, and only 17% of patients required a dose reduction.

Commercialization of Tivozanib in RCC

First-Line Approval in Europe: In February 2016, EUSA submitted an application for the use of tivozanib as a first-line treatment for RCC to the EMA based on the data from our TIVO-1 clinical trial, one phase 1 trial and two phase 2 trials in RCC. In June 2017, following an oral explanation, the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, issued an opinion recommending tivozanib for approval. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA informed us that the CHMP requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the preliminary OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the preliminary OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirmed a negative trend in OS. We provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), which estimates that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib, to EUSA in September 2019 for their discussions with the CHMP. As of the date of this filing, the CHMP has taken no further regulatory action.

In the updated Clinical Practice Guidelines for the diagnosis, treatment and follow-up of RCC by the ESMO published in February 2019, tivozanib has been added as a first-line treatment for patients with good or intermediate risk and as a second-line treatment for patients following first-line TKIs.

Commercial Launch of FOTIVDA: EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, the German Federal Association of the Statutory Health Insurances, or GKV-SV, and Spain’s Ministry of Health, Consumer Affairs and Social Welfare, or MSCBS, respectively, for the first-line treatment of RCC. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional European countries.

First-Line Approval in New Zealand: In July 2019, the New Zealand Medicines and Medical Devices Safety Authority approved FOTIVDA for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

Clinical Development of Tivozanib in HCC

NCCN-AVEO Phase 1b/2 Trial.  In February 2020, final results from a multicenter, investigator-sponsored phase 1b/2 clinical trial of tivozanib in previously untreated patients with advanced, unresectable HCC were published in the British Journal of Cancer under the title, “A Multicentre Phase 1b/2 Study of Tivozanib in Patients with Advanced Inoperable Hepatocellular Carcinoma.” The trial was led by the Roswell Park Comprehensive Cancer Center under the direction of Dr. Renuka Iyer and was approved and funded by the National Comprehensive Cancer Network Oncology Research Program from general research support provided by us.  The trial was designed to evaluate the safety and efficacy of tivozanib in advanced HCC, and enrolled a total of 27 patients at three trial sites. In the phase 1b portion of the trial, which used a modified 3 + 3 dose escalation design, 8 patients were dosed with tivozanib starting at 1.0 mg or 1.5 mg daily for 21 days followed by 7 days off treatment. No dose-limiting toxicities were seen in cycle one in patients treated with 1.0 mg, and tivozanib at 1.0 mg daily was selected for the phase 2 expansion portion of the trial.  The phase 2 trial’s primary endpoint of median PFS and 24-week PFS probability were 24 weeks and 58%, respectively. Of 19 evaluable patients in the trial, a partial response was seen in 4 of 19 patients (21%) and stable disease in 8 of 19 patients (42%), for a disease control rate of 63%. Median OS was 9.0 months. A significant decrease in soluble plasma VEGFR-2 was also observed, suggesting adequate target engagement. There were no significant changes in hepatitis B or hepatitis C viral load during study treatment and adverse events were consistent with those observed in previous tivozanib trials.

HCC PD-L1 Combination Trial with IMFINZI® (DEDUCTIVE): In September 2019, we opened enrollment in an open-label, multi-center, randomized phase1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, as a first-line treatment for patients with advanced, unresectable HCC who have not received prior systemic therapy, which we refer to as the DEDUCTIVE trial. Pursuant to the clinical supply agreement that we entered into with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, in December 2018, we serve as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The DEDUCTIVE trial is being led by the Roswell Park Comprehensive Cancer Center under the direction of Dr. Iyer. The trial is expected to enroll up to 42 patients. The phase 1b portion of the trial will primarily evaluate the safety, tolerability, dose limiting toxicity, maximum tolerated dose and preliminary anti-tumor activity of tivozanib in combination with durvalumab starting with 1.0 mg of tivozanib for 21 days followed by seven days off treatment together with 1,500 mg of durvalumab every 28 days. Assuming favorable results from the phase 1b portion of the trial, we intend to enroll 30 patients in a phase 2 expansion trial at the dose and schedule designated in the phase 1b portion. The primary outcome measure of the DEDUCTIVE trial is incidence of treatment emergent adverse events and the secondary outcome measures include ORR, PFS and OS.

Clinical Development of Tivozanib in Ovarian Cancer

On June 1, 2019, Dr. Wendy Swetzig at Northwestern University Feinberg School of Medicine presented data at the 2019 ASCO Annual Meeting from an investigator-sponsored phase 2 clinical trial of tivozanib in patients with recurrent, platinum-resistant ovarian cancer, including fallopian tube or primary peritoneal cancer.  The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network.  The trial was designed to measure the safety and activity of tivozanib in ovarian cancer and enrolled a total of 31 patients, 30 of which were treated with tivozanib. With four patients showing a partial response and twelve patients with stable disease, the clinical benefit rate (partial response + stable disease) was reported to be 53.3%. The trial concluded that tivozanib is active in patients with recurrent ovarian cancer, without substantial toxicity.

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

Based on the encouraging findings from the CyFi-1 trial, we and Biodesix initiated a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we refer to as the CyFi-2 trial. We serve as the study sponsor for the CyFi-2 trial, which is expected to enroll up to 60 patients with AML who failed induction chemotherapy or who achieved a complete response but relapsed within one year. Patients will be randomized 1:1 to receive either ficlatuzumab in combination with cytarabine or cytarabine alone at the doses and schedules determined in the CyFi-1 trial. The primary endpoint of the CyFi-2 trial is complete response rate and the secondary endpoints include safety, disease-free survival and OS.

Development in pancreatic cancer.  We and Biodesix funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.  The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. In January 2020, results from the phase 1b portion of the trial were presented at the 2020 ASCO Gastrointestinal Cancers Symposium.  The trial, which was based on preclinical findings demonstrating a synergistic effect of the combination in a preclinical model of PDAC, is designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. A total of 24 patients enrolled in the trial, which was conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute.  The average number of 28-day treatment cycles received was 7.5 (range 1-15), with three patients remaining on active treatment at the end of the trial. The combination showed a 29% partial response rate and a 92% disease control rate (partial response and stable disease), which was promising relative to data observed for gemcitabine and nab-paclitaxel alone. Treatment with this regimen was associated with significant hypoalbuminemia and edema, and therefore a follow-up safety study is under consideration to evaluate ficlatuzumab in combination with an alternate cytotoxic regimen.

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab. The expansion of the ficlatuzumab clinical program, beyond what we are currently committed to, will require additional manufacturing efforts and costs.

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

We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America. We have retained the North American rights to AV-203. CANbridge’s obligations include conducting and funding clinical development of AV-203 through phase 2 proof-of-concept in esophageal squamous cell carcinoma, or ESCC, or another agreed upon indication.  Following proof-of-concept, we may decide to participate in later-stage worldwide development efforts.  In December 2017, CANbridge filed an investigational new drug, or IND, application in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in ESCC. In August 2018, the National Medical Products Administration, or NMPA (formerly the China Food and Drug Administration) approved this IND application. In March 2020, CANbridge advised us that it is evaluating NRG1 Fusion biomarker directed development plans with the potential to initiate a clinical study in 2021. NRG1 Fusions, which are certain alterations in the NRG1 gene that may cause increased levels of the growth factor NRG1, are a potential biomarker for response to AV-203 in various tumor types.

AV-380

AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting GDF15, a divergent member of the TGF-ß family, for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. It is estimated that cachexia affects approximately 9 million individuals in North America, Europe and Japan (J Cachexia Sarcopenia Muscle 2010). Cachexia is associated with various cancers as well as chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, or COPD, anorexia nervosa and other diseases. AV-380 focuses on a significant area of unmet patient need. It is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010).

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

In August 2015, we entered into a license agreement, which we refer to as the Novartis Agreement, pursuant to which we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. In June 2019, Novartis notified us that it would be terminating the Novartis Agreement, without cause, following a change in strategic direction at Novartis.  In August 2018, we regained worldwide rights to the AV-380 program and in 2019, we initiated preclinical toxicology studies to support a potential IND filing with the FDA in the second half of 2020.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive, and our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our corporate objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize, either independently or with our strategic partners, will compete with existing, market-leading products.

There are many companies focused on the development of small molecules and antibodies for cancer treatment. Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic area. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization capabilities, which may provide them with a competitive advantage.

We believe that our ability to compete will depend on our ability to execute on the following objectives:

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

Tivozanib

The competitive landscape and treatment regimens for RCC and HCC continue to rapidly evolve, particularly given the entrance of immune checkpoint inhibitor combination therapies and the potential entrance of immune checkpoint inhibitor and VEGFR TKI combination therapies into the RCC treatment landscape. The utilization of such regimens may affect sequencing of certain drugs and combinations across different lines of therapy. Additionally, there are several therapies in clinical development for RCC and HCC that may alter the competitive landscape for the treatment of these cancers. As such, it is difficult to predict how these changes will inform our perspective on the key competitors of tivozanib in RCC and HCC in the future.

We believe the key competitors for tivozanib in relapsed or refractory RCC include the following FDA-approved treatments: Cabometyx (cabozantinib), marketed by Exelixis, Inc., or Exelixis; Afinitor (everolimus) marketed by Novartis; Inlyta (axitinib), marketed by Pfizer Inc., or Pfizer; Opdivo (nivolumab), marketed by BMS; and Nexavar (sorafenib), marketed by Bayer Healthcare AG, or Bayer, all as single-agent therapies, along with the combination of Lenvima (lenvatinib), marketed by Merck & Co., Inc., or Merck, and Novartis’ Afinitor (everolimus).  In addition, other FDA-approved treatments for advanced RCC in the first line and/or subsequent lines of therapy include the combinations of Merck’s Keytruda (pembrolizumab) and Pfizer’s Inlyta (axitinib); BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab); and Pfizer’s Inlyta (axitinib) and Merck KGaA’s Bavencio (avelumab) as well as the single agents of Pfizer’s Sutent (sunitinib); Pfizer’s Torisel (temsirolimus); and Novartis’ Votrient (pazopanib).  Additionally, there are a number of therapies in clinical development for relapsed or refractory RCC, including Merck’s MK-6482 as a single agent; the combination of Calithera Biosciences, Inc.’s CB-938 and Exelixis’ Cabotmetyx (cabozantinib); and the combination of Merck’s PT-2977 and Exelixis’ Cabometyx (cabozantinib).

We believe the key competitors for tivozanib in advanced HCC include the following FDA-approved treatments: Bayer’s Nexavar (sorafenib); Bayer’s Stivarga (regorafenib); Lenvima (lenatinib), marketed by Eisai Co., Ltd., or Eisai; Exelixis’ Cabometyx (cabozantinib); Cyramza (ramucirumab), marketed by Eli Lilly and Company, or Eli Lilly; BMS’s Opdivo (nivolumab); and Merck’s Keytruda (pembrolizumab), all as single agents; as well as BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab) in combination in the refractory setting. Recently, F. Hoffmann-La Roche Ltd, or Roche, reported results of its Phase 3 IMBRAVE150 clinical trial evaluating the combination of bevacizumab and atezolizumab.  If approved, we believe this regimen may become a new standard of care in the first line treatment of HCC.  Additionally, there are a number of therapies in clinical development for advanced HCC and it is difficult to predict which will be the key competitors to tivozanib in this indication.

Ficlatuzumab

We believe the products that currently compete with ficlatuzumab are primarily those that exclusively target the HGF/c-Met pathway as various phase 3 trials of agents that non-exclusively target the HGF/c-Met pathway were stopped due to a lack of efficacy or failure to meet their primary endpoints. We believe the only other agent that exclusively targets this pathway is Eli Lilly’s emibetuzumab, currently in phase 2 trials.

Other FDA-approved treatments or therapies in clinical development which target the HGF/c-Met pathway, though not exclusively, include Pfizer’s PF-2341066 (Xalkori, crizotinib); Exelixis’ XL-184 (Cometriq/Cabometyx, cabozantinib); Mirati Therapeutics, Inc.’s glesatinib; Incyte’s and Novartis’ INCB-028060; Amgen’s and BioPharma’s AMG-337; Eli Lilly’s merestinib (LY2801653); AstraZeneca’s and Hutchison MediPharma Limited’s savolitinib; Merck KGaA’s tepotinib; AbbVie Inc.’s ABBV-299; and Betta Pharmaceuticals Co., Ltd.’s BPI-9016.

AV-203

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. The clinical stage agents that are known to target ErbB3 receptors include Daiichi Sankyo, Inc.’s and Amgen Inc.’s patritumab (AMG-888); Merus N.V.’s MCLA-128; AstraZeneca’s sapitinib; Celldex Therapeutics Inc.’s CDX-3379; Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib; and Roche’s duligotuzumab.

AV-380

In the United States, a significant unmet need exists for patients afflicted with cachexia, as Megace is the only approved agent for the treatment of cachexia in patients with the diagnosis of AIDS.  A number of agents with unique mechanisms of action are in various stages of clinical development including NGM Bio’s NGM120; Regeneron’s REGN-1033; Novartis’ bimagrumab; Alder Biotherapeutic’s clazakizumab (ALD-518) and Ohr Pharmaceutical, Inc.’s OHR118 (cytoprotectant/immunomodulator).

AV-353

Currently, there are no ongoing clinical trials of Notch 3-specific inhibitors, nor any approved Notch 3-specific inhibitors in oncology. Several agents are currently being explored which target the Notch 3 receptor and may inhibit other Notch receptors, including Notch 1, Notch 2 and Notch 4.

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

Tivozanib

Kyowa Kirin Co. (KKC)

In December 2006, we entered into a license agreement with KKC, or the KKC Agreement, under which we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, we obtained exclusive rights to tivozanib in our territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions. On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to us related to non-oncology development by KKC in our territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to us in the amount of $25.0 million that we received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S.

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

We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in additional non-EU5 countries. EUSA is working to secure reimbursement approval and commercially launch FOTIVDA in some additional European countries. We recognized royalty revenues of approximately $0.9 million, $0.5 million and $19,000 in the years ended December 31, 2019, 2018 and 2017, respectively.

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

Ficlatuzumab

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

Under the Biodesix Agreement, we granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted us perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab. Each license includes the right to sublicense, subject to certain exceptions. In October 2016, we amended the Biodesix Agreement in connection with the termination of the FOCAL trial, a phase 2 proof-of-concept clinical study of ficlatuzumab for the treatment of non-small cell lung cancer in poor prognosis patients in which VeriStrat was used to select clinical trial subjects. We terminated the FOCAL trial after experiencing low rates of positivity for the biomarkers and conducting an interim analysis that confirmed lack of feasibility and commercial opportunity for the targeted patient population.

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

We and Biodesix are currently funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC. Recently, an investigator-sponsored trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer was completed and results were presented in January 2020.  Based on the encouraging findings from the CyFi-1 trial, we and Biodesix initiated the CyFi-2 trial. Additional clinical development, beyond what we are currently committed to, will require additional manufacturing efforts and costs.

AV-203

CANbridge

In March 2016, we entered into a collaboration and license agreement with CANbridge, or the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, our proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America. In addition, CANbridge has a right of first negotiation if we determine to outlicense any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.  CANbridge has responsibility for all activities and costs associated with the development, manufacture and commercialization of AV-203 in its territories. CANbridge is obligated to use commercially reasonable efforts to develop and obtain regulatory approval for AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain and Germany. Under the CANbridge Agreement, CANbridge is required to conduct and fund the clinical development of AV-203 through phase 2 proof-of-concept in ESCC or another agreed upon indication, after which we may elect to contribute to certain worldwide development efforts.

In December 2017, CANbridge filed an IND application with the NMPA for a clinical study of AV-203 in ESCC. CANbridge’s IND application was accepted by the NMPA in August 2018. In March 2020, CANbridge advised us that it is evaluating NRG1 Fusion biomarker directed development plans with the potential to initiate a clinical study in 2021. NRG1 Fusions, which are certain alterations in the NRG1 gene that may cause increased levels of the growth factor NRG1, are a potential biomarker for response to AV-203 in various tumor types.

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

AV-380

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. As of December 31, 2019, we are required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. The $2.3 million payment we received from Novartis in January 2019 pursuant to the AV-380 Transfer Agreement was used to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. Refer to “ – Our Product Candidates – AV-380” and Note 4, “Collaborations and License Agreements – Out-License Agreements - Novartis”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding details of the AV-380 Transfer Agreement.

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

Tivozanib

With respect to tivozanib, we have exclusively licensed from KKC its patents that cover the molecule and its therapeutic use for the diagnosis, prevention, and treatment of any and all oncologic diseases and conditions in humans and a crystal form of the molecule.  As discussed in “—Strategic Partnerships— Kyowa Kirin Co. (KKC)” above, pursuant to the amendment to the KKC Agreement in August 2019, KKC repurchased the non-oncology rights of tivozanib in our licensed territories, excluding the rights which are currently sublicensed to EUSA Pharma.

With respect to tivozanib, we have the following in-licensed patents:

•	U.S.: 2 granted patents with expirations ranging from 2022 to 2023
•	Europe: 2 granted patents with expirations ranging from 2022 to 2023
•	Canada: 1 granted patent expiring in 2022
•	Australia: 1 granted patent expiring in 2022

The U.S. patent covering the tivozanib molecule and its therapeutic use is expected to expire in 2022.  However, in view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which, if a five-year extension were to be granted, would extend the term of this patent to 2027.  In addition, Supplementary Protection Certificates, or SPCs, have been granted in France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden, extending the term of the patents in each of these countries up to 2027.  SPC applications are pending in Belgium, Denmark, Finland and Great

Britain for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.

Additionally, we have filed an international (PCT) patent application directed to our clinical protocol for using tivozanib to treat refractory cancers, particularly, following therapy with checkpoint inhibitors.  If nationalized, we expect that any patent granted on a patent application in this family would expire in 2039.

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

AV-203

With respect to our anti-ErbB3 platform, including AV-203, we have five U.S. patents and two pending U.S. patent applications covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using our anti-ErbB3 antibodies, which are expected to expire from 2031 to 2032.  With respect to our anti-ErbB3 platform we have:

•	U.S.: 5 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2031 to 2032
•	Europe: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Japan: 3 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Canada: 1 granted patent and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Australia: 2 granted patents and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032

Anti-GDF15 Antibodies

With respect to our anti-GDF15 platform, we have exclusively licensed certain patent rights from St. Vincent’s, which include a granted U.S. patent directed to a method of increasing appetite and/or body weight upon administering an effective amount of an anti-GDF15 antibody, which is expected to expire in 2029.

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

With respect to our GDF15 platform, we have:

•	U.S.: 2 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Europe: 1 granted patent and 4 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Japan: 4 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Canada: 2 pending patent applications with expirations, if granted, ranging from 2033 to 2035
•	Australia: 1 granted patent expiring in 2033, and 1 pending patent application expiring, if granted, in 2035

AV-353 Platform

With respect to our AV-353 platform, we own an issued U.S. patent and two non-provisional U.S. patent applications covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies.  The issued U.S. patent and the two non-provisional U.S. patent applications, if granted, would be expected to have expirations ranging from 2033 to 2037.

With respect to our AV-353 platform, we have:

•	U.S.: 1 granted patent expiring in 2033, and 2 pending patent applications expiring, if granted, ranging from 2033 to 2037
•	Europe: 1 granted patent expiring in 2033 and 1 pending patent application expiring, if granted, in 2037

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. For example, SPCs have been granted in France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden extending the term of the patents in each of these countries up to 2027.  In addition, SPC applications are pending in Belgium, Denmark, Finland and Great Britain, for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027.

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

One of our CMOs has manufactured what we believe to be sufficient quantities of tivozanib drug product (capsules) to support our ongoing and planned clinical trials and potential initial commercial launch. We currently engage the same CMO to package, label and distribute clinical supplies of tivozanib on an as–needed basis. We also engaged another CMO to bottle, label and serialize potential commercial launch supply.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications.  Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States.  Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2020 is $325,424.  Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug.  At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.  Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”  Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.  In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States.  No interchangeable biosimilars, however, have been approved.  The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.  Additional guidance is expected to be finalized by FDA in the near term.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity.  This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data.  The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.  If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.  This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.  With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which a generic (ANDA or 505(b)(2) NDA) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by a proposed generic product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee.  For federal fiscal year 2020, the standard fee is $340,995 and the small business fee is $85,249.

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

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Clinical Trials Regulation has not yet become effective.  As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for our product candidates, which could significantly and materially harm our business.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, in March 2010, the Affordable Care Act, or the ACA, was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, if impaneled, would have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established the a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, Congressional, and Executive challenges. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate". However, the current presidential administration has indicated that enacting changes to the ACA is a legislative priority and has discussed repealing and replacing or amending the ACA. While Congress has not passed repeal legislation to date, the 2017 Tax Reform Act includes a provision repealing the individual mandate, effective January 1, 2019.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions to Medicare payments to providers of 2% per fiscal year through 2027. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, including Since 2016, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing or delaying penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state attorneys general filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget period or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices.  Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

As of December 31, 2019, we had 19 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about our Executive Officers

The following table lists the positions, names and ages of our executive officers as of March 1, 2020:

Executive Officers

Michael P. Bailey	54	Chief Executive Officer, President and Director
Erick Lucera	52	Chief Financial Officer
Michael N. Needle	60	Chief Medical Officer
Karuna Rubin	43	SVP and General Counsel

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

Erick Lucera was appointed Chief Financial Officer in January 2020.  From August 2016 to December 2019, Mr. Lucera served as Chief Financial Officer of Valeritas Holdings, Inc., a commercial-stage medical technology company.  From April 2015 to August 2016, Mr. Lucera served as the Chief Financial Officer, Treasurer and Secretary of Viventia Bio Inc., a biotechnology company focused on developing targeted protein therapeutics for the treatment of cancer. From December 2012 to April 2015, Mr. Lucera served as Vice President, Corporate Development at Aratana Therapeutics, Inc., a veterinary biopharmaceutical company. Mr. Lucera also previously served as Vice President, Corporate Development at Sunshine Heart, Inc., a medical device manufacturer, from March 2012 to December 2012.  Prior to his role at Sunshine Heart, Mr. Lucera also served as Vice President, Healthcare Analyst at Eaton Vance Management, a global asset management company from 2008 to 2011 and held various positions at Intrepid Capital Partners, Independence Investment Associates, LLC and Price Waterhouse & Co. from 1990 to 2008. Since August 2017, Mr. Lucera has served as a member of the board of directors and chairman of the audit committee of Beyond Air, Inc. Mr. Lucera holds a C.P.H. from Harvard University, an M.S. in finance from Boston College, an MBA from Indiana University, Bloomington, and a B.S. in accounting from the University of Delaware. Mr. Lucera currently holds a CFA designation.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had approximately $47.7 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have a history of incurring operating losses and as of December 31, 2019, we had an accumulated deficit of $585.6 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop and commercialize our product candidates. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We believe that our approximate $47.7 million in cash, cash equivalents and marketable securities at December 31, 2019, along with anticipated partnership payments from cost sharing obligations and royalty revenues from sales of FOTIVDA by EUSA, would allow us to fund our planned operations into the second quarter of 2021. However, based on our available cash resources, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. See “— We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.” Accordingly, the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

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
•

the absence of any breach, acceleration event or event of default under our loan agreement with Hercules Capital Inc., or Hercules, which we refer to as the 2017 Loan Agreement with Hercules, or under any other agreements with third parties;

•	the cost and outcome of any legal actions against us, including the current lawsuits described below under the heading “Part I, Item 3 – Legal Proceedings”;

•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any; and
•	our ability to continue as a going concern.

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

          If we were to default under the 2017 Loan Agreement with Hercules, Hercules may accelerate the then remaining principal payments and fees due under the loan and we may be required to:

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

Other than the European and the New Zealand marketing approvals for tivozanib (FOTIVDA) received by our partner EUSA in August 2017 and July 2019, respectively, all of our product candidates are in the development stage. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop one new medicine from the time it is discovered to when it is available for treating patients. Preclinical studies and clinical trials may involve highly uncertain results and a high risk of failure. Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib. In our subsequent meeting with the FDA to discuss the results of the August 2019 interim OS analysis, the FDA indicated that it remained concerned about the results of the TIVO-3 trial in the context of the overall development of tivozanib and noted that the TIVO-3 OS may worsen upon the final analysis. We and the FDA agreed that if we file an NDA and the final analysis yielded an OS hazard ratio above 1.00, we will withdraw our NDA.

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

Risks Related to our Litigation

We concluded a settlement with the SEC, but the SEC’s action against our former officer has not concluded.

In 2016, we paid $4.0 million to settle a lawsuit filed by the SEC in federal court alleging that we violated federal securities laws by omitting to disclose the recommendation of the staff of the FDA, on May 11, 2012, that we conduct an additional clinical trial with respect to tivozanib.  The SEC also named three of our former officers as defendants in the same lawsuit.  The SEC and two of our former officers settled. In November 2018, the District Court jury ruled against the remaining former officer. In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. In October 2019, the District Court denied the motion and in December 2019, the individual filed a notice of appeal with the First Circuit Court of Appeals.  He has continued to seek advancement of legal expenses or indemnification for any losses, either of which could be material to the extent not covered by our director and officer liability insurance.

We and certain of our present and former officers have been named as defendants in a purported class action lawsuit that could result in substantial costs and divert management’s attention.

We and certain of our present and former officers were named as defendants in a purported class action lawsuit filed on February 25, 2019 and amended on July 24, 2019.  The amended complaint generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.  On September 27, 2019, we filed a motion to dismiss the amended complaint.  On December 4, 2019, the plaintiffs filed an opposition to the motion to dismiss, and on January 15, 2020, we filed a reply in support of our motion to dismiss.

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

The success of tivozanib will depend on a number of factors, including the following:

•	the acceptability to the FDA of the final OS hazard ratio in the TIVO-3 trial;
•

our ability to secure the substantial additional capital required to complete clinical trials of tivozanib, including the DEDUCTIVE trial, and to fund the activities necessary to successfully commercially launch tivozanib if it receives regulatory approval for marketing in the United States;

•	successful design, enrollment and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities such as the FDA;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
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

Many of these factors are beyond our control, including clinical trial results, the availability of adequate capital, the regulatory approval process, potential threats to our intellectual property rights and the development, manufacturing, marketing and sales efforts of our collaborators. For example, in the FDA’s feedback regarding the August 2019 OS analysis, the FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib and recommended that we not submit an NDA for tivozanib at that time.  We plan to submit an NDA at the end of the first quarter of 2020. We and the FDA agreed that if the final analysis, which we expect to report by June 2020, yielded an OS hazard ratio above 1.00, we will withdraw our NDA.  If we are unable to develop, receive marketing approval for and successfully commercialize tivozanib on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, our phase 1b/2 DEDUCTIVE trial and our CyFi-1 trial, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the first interim OS analysis for our TIVO-3 trial showed an OS hazard ratio of 1.12 (p =0.44).  In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95).  We intend to conduct a final OS analysis for the TIVO-3 trial in the second quarter of 2020.  At this time, we cannot say the degree to which these interim results will be indicative of the final trial results.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL.  However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at that time.  The FDA noted that the TIVO-3 OS results may worsen with final analysis. We and the FDA agreed that if we file an NDA and the final analysis yielded an OS hazard ratio above 1.00, we will withdraw our NDA.

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

Additionally, our clinical trial sites are located both in the United States and in Europe, which have been and are likely to continue to be affected by the outbreak of the novel coronavirus, COVID-19.  For example, we have been informed by our CRO that in-person site monitoring visits are currently on hold in Italy and that the impact of the virus on monitoring visits for other sites, as well as its broader potential impact on our trials, is continuing to be assessed.  Any limitation on our CRO’s ability to conduct our trials may have a material adverse impact on our ability to collect and report trial data for TIVO-3 and our other trials.

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

In addition, participation in our clinical trials will be affected by clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, at the request of the FDA, we have updated the forms used to obtain consent from patients in ongoing and future trials with tivozanib to include information about the interim OS results from the TIVO-3 trial as well as the other tivozanib clinical trial OS results to date. These results may impact the interest of clinicians and patients in participating in future clinical trials with tivozanib.

Further, in the event that clinical trial sites are slowed down or closed to enrollment in our trials due to COVID-19, this could have a material adverse impact on our clinical trial plans and timelines. We may also face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak.

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate. In June 2013, for example, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at that time.  The FDA noted that the TIVO-3 OS results may worsen with final analysis. We intend to conduct a final OS analysis for the TIVO-3 trial in the second quarter of 2020. If the TIVO-3 trial yields a final OS hazard ratio that is above 1.00, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the FDA may not grant marketing approval for tivozanib.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the CHMP requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the first interim OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the first interim OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirmed a negative trend in OS. Although we provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), which estimates that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib, to EUSA in September 2019 for their discussions with the CHMP, we have no assurance as to the position that the CHMP or the EMA may take with respect to the updated OS results of the TIVO-3 trial.  If the CHMP or the EMA finds that these results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

The biotechnology and pharmaceutical industries are highly competitive, and our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. Our corporate objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. We expect any product candidate that we commercialize either independently or with our strategic partners will compete with existing, market-leading products.

There are many companies focused on the development of small molecules and antibodies for cancer treatment. Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic area. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals, and commercialization capabilities, which may provide them with a competitive advantage.

We believe that our ability to compete will depend on our ability to execute on the following objectives:

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

The competitive landscape and treatment regimens for RCC and HCC continue to rapidly evolve, particularly given the entrance of immune checkpoint inhibitor combination therapies and the potential entrance of immune checkpoint inhibitor and VEGFR TKI combination therapies into the RCC treatment landscape. The utilization of such regimens may affect sequencing of certain drugs and combinations across different lines of therapy. Additionally, there are several therapies in clinical development for RCC and HCC that may alter the competitive landscape for the treatment of these cancers. As such, it is difficult to predict how these changes will inform our perspective on the key competitors of tivozanib in RCC and HCC in the future.

We believe the key competitors for tivozanib in relapsed or refractory RCC include the following FDA-approved treatments: Exelixis’ Cabometyx (cabozantinib); Novartis’ Afinitor (everolimus); Pfizer’s Inlyta (axitinib); BMS’s Opdivo (nivolumab); and Bayer’s Nexavar (sorafenib), all as single-agent therapies, along with the combination of Merck’s Lenvima (lenvatinib) and Novartis’ Afinitor (everolimus).  In addition, other FDA-approved treatments for advanced RCC in the first line and/or subsequent lines of therapy include the combinations of Merck’s Keytruda (pembrolizumab) and Pfizer’s Inlyta (axitinib); BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab); and Pfizer’s Inlyta (axitinib) and Merck KGaA’s Bavencio (avelumab) as well as the single agents of Pfizer’s Sutent (sunitinib); Pfizer’s Torisel (temsirolimus); and Novartis’ Votrient (pazopanib).  Additionally, there are a number of therapies in clinical development for relapsed or refractory RCC, including Merck’s MK-6482 as a single agent; the combination of

Calithera Biosciences, Inc.’s CB-938 and Exelixis’ Cabotmetyx (cabozantinib); and the combination of Merck’s PT-2977 and Exelixis’ Cabometyx (cabozantinib).

We believe the key competitors for tivozanib in advanced HCC include the following FDA-approved treatments: Bayer’s Nexavar (sorafenib); Bayer’s Stivarga (regorafenib); Eisai’s Lenvima (lenatinib); Exelixis’ Cabometyx (cabozantinib); Eli Lilly’s Cyramza (ramucirumab); BMS’s Opdivo (nivolumab); and Merck’s Keytruda (pembrolizumab), all as single agents; as well as BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab) in combination in the refractory setting.  Recently, Roche reported results of its Phase 3 IMBRAVE150 clinical trial evaluating the combination of bevacizumab and atezolizumab. If approved, we believe this regimen may become a new standard of care in the first line treatment of HCC if approved.  Additionally, there are a number of therapies in clinical development for advanced HCC and it is difficult to predict which will be the key competitors to tivozanib in this indication.

We believe the products that are considered competitive with ficlatuzumab include those agents exclusively targeting the HGF/c-Met pathway. We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. With respect to AV-380, Megace is the only approved agent for the treatment of cachexia. A number of agents with unique mechanisms of action are in various stages of clinical development in cachexia or muscle wasting. In connection with AV-353, we are not aware of any ongoing clinical trials of Notch 3-specific inhibitors or any approved Notch 3-specific inhibitors in oncology; however, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and potential commercial manufacturing. There are a small number of suppliers of raw and starting materials that we use to manufacture our product candidates. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. In addition, other factors that are hard to predict or beyond our or our manufacturers’ control, such as natural disasters, fires or explosions, political unrest, terrorism, generalized labor unrest, or health pandemics could damage or disrupt our manufacturers’ operations.

Significant outbreaks of contagious diseases such as COVID-19, and other adverse public health developments, could have a material impact on our business operations and operating results. The World Health Organization declared the outbreak of COVID-19 a pandemic on March 11, 2020. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States and other countries where we are conducting clinical trials or activities in support thereof. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial or potential commercial launch due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our supply chain is disrupted due to any of these factors after regulatory approval has been obtained for our product candidates, there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. The transfer of the AV-380 program from Novartis has been completed and the AV-380 drug supply has been returned to us. We initiated preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in the second half of 2020.

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

The U.S. patent covering the tivozanib molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  Currently, SPCs have been granted in France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden that extend the term of the corresponding patents that cover the tivozanib molecule in each of those jurisdictions up to 2027.  It is possible that our applications for SPCs in other European countries such as Belgium, Denmark, Finland, and Great Britain will be denied.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

With regard to ficlatuzumab, we are aware of two separate families of United States patents and foreign counterparts, with each of the two families being owned by a different third party, that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. In the event that the owner of one or more of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several events in the last decade have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the United States. The patent law introduced changes including a first-to-file system for determining which inventors may be entitled to receive patents, and post-grant challenges, such as inter-partes review and post-grant review proceedings that allow third parties to challenge newly issued patents.  The burden of proof required for challenging a patent in these proceedings is lower than in district court litigation, and patents in the biopharmaceutical industry have been successfully challenged using these new post-grant challenges. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could further weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib. Although the TIVO-3 trial met its primary endpoint of improving PFS, if the final OS analysis yields an OS hazard ratio above 1.00, or the FDA does not otherwise find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to successfully commercialize tivozanib in the United States.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the EU on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for our product candidates, which could significantly and materially harm our business.

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

For example, on January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. However, it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  One such executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General have filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, the Centers for Medicare & Medicaid Services, or CMS, has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes we be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated

that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S.  Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On March 18, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. We were provided an initial period of 180 calendar days, or until September 16, 2019, to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement as of September 16, 2019.

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

On February 19, 2020, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq’s continued listing standards. As a result of the reverse stock split, the split-adjusted per share market price of our common stock increased and, from February 20, 2020 to March 4, 2020 (10 consecutive business days), the closing bid price of our common stock exceeded $1.00 per share. Accordingly, on March 5, 2020, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.

Although we currently comply with the minimum bid requirement following the reverse stock split, our bid price could fall below $1.00 per share again in the future, in which event we would receive another deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such transfer could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, any of which may contribute to a further decline in our stock price.

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our May 2, 2013 announcement regarding the ODAC vote, we and certain of our former officers and directors were involved in several legal proceedings. Currently, we, our directors, certain of our current and former officers are involved in several lawsuits following our announcements related to the TIVO-3 trial data. See Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” These proceedings, and other litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the current lawsuits described elsewhere in this Annual Report on Form 10-K under “Part I, Item 3 – Legal Proceedings”;

•	changes in our 2017 Loan Agreement with Hercules, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;

•	non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

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

At December 31, 2019, we had approximately $47.7 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $527.1 million, of which $502.6 million will, if not used, expire at various dates through 2037, and federal research and development tax credit carryforwards of $11.3 million, which will, if not used, expire at various dates through 2039. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We currently sublease our corporate headquarters, which consist of approximately 3,000 square feet of office space located at 1 Broadway, Cambridge, Massachusetts. Our lease arrangement is cancellable with 30 days’ notice to our landlord. We believe that our existing facilities are sufficient for our current needs; however, we expect to relocate to reduce costs and to increase our office space to accommodate organizational growth.

ITEM 3.	Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against us and certain of our present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT, which we refer to as the 2019 Class Action.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint.  The amended complaint also names Michael Needle as a defendant.  The amended complaint purports to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019.  It generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, we filed a motion to dismiss the amended complaint.  On December 4, 2019, the plaintiffs filed an opposition to the motion to dismiss, and on January 15, 2020, we filed a reply in support of our motion to dismiss.  We deny any allegations of wrongdoing and intend to vigorously defend against this lawsuit. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against us, certain of our present and former officers and our directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2, respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action.  On July 26, 2019, the court granted that motion. We are unable to predict the outcome of these lawsuits at this time.

For a discussion of certain legal proceedings against us that are no longer pending, including two class action lawsuits filed against us and certain of our former officers and directors in 2013 and a lawsuit filed against us and our former officers by the SEC in 2016, each alleging that we violated federal securities laws by misleading investors about our efforts to obtain FDA approval for tivozanib, refer to Note 13 – “Legal Proceedings”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “AVEO”.

Holders

As of March 9, 2020, there were approximately 44 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The graph below matches AVEO Pharmaceuticals, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/14	12/15	12/16	12/17	12/18	12/19
AVEO Pharmaceuticals, Inc.	100.00	149.96	64.27	332.06	190.43	74.30
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
Nasdaq Biotechnology	100.00	111.77	87.91	106.92	97.45	121.92

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2019 and 2018 and the Statement of Operations Data for each of the three years in the period ended December 31, 2019 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2017, 2016 and 2015, and the Statement of Operations Data for each of the two years in the period ended December 31, 2016 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Statement of Operations Data:	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenue (1)	$28,795	$5,409	$7,579	$2,515	$19,024
Operating expenses:
Research and development	17,958	20,652	25,179	23,703	12,875
General and administrative	11,211	10,781	9,138	8,205	10,217
Settlement costs	—	(667)	2,073	—	4,000
Restructuring and lease exit	—	—	—	—	4,358
Total operating expenses	29,169	30,766	36,390	31,908	31,450
Loss from operations	(374)	(25,357)	(28,811)	(29,393)	(12,426)
Interest expense, net	(1,815)	(2,191)	(2,373)	(1,949)	(2,286)
Change in fair value of PIPE Warrant liability	11,577	19,919	(33,740)	4,751	—
Other income (expense)	—	2,300	—	(195)	(289)
Net income (loss) before income taxes	9,388	(5,329)	(64,924)	(26,786)	(15,001)
Provision for income taxes	—	—	(101)	(101)	—
Net income (loss)	$9,388	$(5,329)	$(65,025)	$(26,887)	$(15,001)
Net income (loss) per share – basic (2)	$0.61	$(0.44)	$(6.14)	$(3.88)	$(2.69)
Weighted average number of common shares outstanding (2)	15,331	12,059	10,593	6,926	5,570
Net income (loss) per share – diluted (2)	$0.61	$(1.93)	$(6.14)	$(3.88)	$(2.69)
Weighted average number of common shares and dilutive common share equivalents outstanding (2)	15,376	13,073	10,593	6,926	5,570

	As of December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalent, and marketable securities	$47,745	$24,427	$33,525	$23,348	$34,135
Working capital	29,482	9,818	18,059	15,966	27,978
Total assets	50,600	27,935	50,198	27,285	40,542
Loans payable, including current portion, net of discount	15,766	19,033	18,477	14,003	9,471
Accumulated deficit	(585,621)	(595,009)	(586,969)	(521,916)	(495,029)
Total stockholders' equity (deficit)	14,846	(27,227)	(40,763)	(1,923)	17,227

(1)	Partnership-related revenues in 2019 and 2018 were recognized in accordance with ASC 606, Revenue from Contracts with Customers, while prior periods were recognized in accordance with legacy GAAP.

(2)

On February 19, 2020, we effected a reverse stock split of our outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on February 20, 2020. As a result of the reverse stock split, every ten shares of our common stock issued and outstanding was converted into one share of common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been restated to reflect the reverse stock split on a retroactive basis.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should read the “Risk Factors” section in Part 1, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a 1-for-10 reverse stock split of our common stock that became effective on February 19, 2020, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs.  Our pipeline of product candidates under development includes our lead candidate tivozanib for use in oncology and other indications; ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, as a potential treatment for squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

Tivozanib.   We are working to develop and commercialize tivozanib in North America as a treatment for relapsed or refractory metastatic renal cell carcinoma, or RCC. We have sublicensed tivozanib to EUSA Pharma (UK) Limited, or EUSA, in Europe and other territories outside of North America. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in additional non-EU5 countries. We also have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.

The ongoing trials that we are sponsoring for the development of tivozanib are:

•

TIVO-3 trial: a phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC.  On November 5, 2018, we announced that the TIVO-3 trial met its primary endpoint of improving PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). The interim analysis of the secondary endpoint of OS, which was not mature at the time of the final PFS analysis, favored sorafenib (HR=1.12, p=0.44). On August 15, 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib.  The FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at that time. We are planning to submit an NDA at the end of the first quarter of 2020 for tivozanib for the treatment of patients with relapsed or refractory RCC. We expect to report the final OS analysis for the TIVO-3 trial by June 2020.  We and the FDA agreed that if the final analysis yielded an OS hazard ratio above 1.00, we will withdraw our NDA.

•

TiNivo trial: a phase 1b/2 clinical trial of tivozanib in combination with Opdivo (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first-line and the second-line treatment of RCC. We sponsored the trial, for which Bristol-Myers Squibb, or BMS, supplied nivolumab. On September 30, 2019, we presented final results at the European Society for Medical Oncology, or ESMO, 2019 Congress.  The final results showed that the combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC.

•

DEDUCTIVE trial: an open-label, multi-center, randomized phase1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, as a first-line treatment for patients with advanced, unresectable HCC who have not received prior systemic therapy. In September 2019, we opened enrollment in the DEDUCTIVE trial and pursuant to our clinical supply agreement with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, we serve as the study sponsor and each party contributes the clinical supply of its study drug and external study costs are otherwise shared equally.

Pursuant to our license agreement with Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC, or the KKC Agreement, which we entered to in December 2006, we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to us related to non-oncology development by KKC in our territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to us in the amount of $25.0 million that we received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S.

Pursuant our license agreement with EUSA, or the EUSA Agreement, which we entered into in December 2015, we are entitled to receive certain milestone payments as well as research and development reimbursement payments. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany.

Ficlatuzumab.  We are also developing ficlatuzumab for the treatment of HNSCC, AML and pancreatic cancer with Biodesix, Inc., or Biodesix, under a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement. Under the Biodesix Agreement, we and Biodesix each contribute half of the development costs of ficlatuzumab. We are currently sponsoring the  CyFi-2 trial, which is a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML that we initiated in November 2019.

In addition, we and Biodesix are funding an investigator-sponsored study of ficlatuzumab in ERBITUX® (cetuximab) refractory patients in HNSCC. We recently announced results from an investigator-sponsored study of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer.

AV-203.  We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America under a collaboration and license agreement with CANbridge, or the CANbridge Agreement. We have retained the North American rights to AV-203. Pursuant to the CANbridge Agreement, we are eligible to receive certain milestone payments and upon commercialization, tiered royalties on net sales from CANbridge, which are subject to a sublicense fee payable by us to Biogen Idec International GmbH, or Biogen.  In December 2017, CANbridge filed an investigational new drug, or IND, application in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma, or ESCC. In August 2018, the National Medical Products Administration, or NMPA (formerly the China Food and Drug Administration) approved this IND application. In March 2020, CANbridge advised us that it is evaluating NRG1 Fusion biomarker directed development plans with the potential to initiate a clinical study in 2021. NRG1 Fusions, which are certain alterations in the NRG1 gene that may cause increased levels of the growth factor NRG1, are a potential biomarker for response to AV-203 in various tumor types.

AV-380.  In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s. Pursuant to our license agreement with St. Vincent’s, or the St. Vincent’s Agreement, we are required to make certain milestone payments and upon commercialization, tiered royalties on net sales to St. Vincent’s.  In August 2015, we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide. Novartis subsequently terminated the agreement and in August 2018, we regained worldwide rights to the AV-380 program. In 2019, we initiated preclinical toxicology studies to support a potential IND filing with the FDA in the second half of 2020.

AV-353.  We are currently evaluating options to develop AV-353.

We do not have a history of generating operating profits and, as of December 31, 2019, we had an accumulated deficit of $585.6 million. Our revenue was $28.8 million, $5.4 million, and $7.6 million and losses from operations were $0.4 million, $25.4 million and $28.8 million in the years ended December 31, 2019, 2018 and 2017, respectively. We recorded net income of $9.4 million in the year ended December 31, 2019 and net losses of $5.3 million and $65.0 million in the years ended December 31, 2018 and 2017, respectively. Our net income for the year ended December 31, 2019 was attributable to license revenue recognized during the period as well as other income recognized related to the change in fair value of the PIPE Warrants as described further within this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

Recent Events

        On February 13, 2020, the holders of a majority of our outstanding shares of common stock approved the reverse stock split and gave our board of directors discretionary authority to select a ratio for the split ranging from 1-for-5 to 1-for-15. Our board of directors approved the reverse stock split at a ratio of 1-for-10 on February 13, 2020.

        On February 19, 2020, we effected the reverse stock split of our outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on February 20, 2020. The primary purpose of the reverse stock split was to enable us to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq.

        The reverse stock split affected all issued and outstanding shares of our common stock, as well as the number of authorized shares of our common stock and the number of shares of common stock available for issuance under our equity incentive plans. The reverse stock split reduced the number of shares of our issued and outstanding common stock from approximately 160.8 million to approximately 16.1 million. In addition, the reverse stock split effected a reduction in the number of shares of our common stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise prices. The reverse stock split proportionately reduced the number of authorized shares of our common stock from 500.0 million shares to 50.0 million shares. The reverse stock split did not change the par value of our common stock or the authorized number of shares of our preferred stock. All references to shares of common stock outstanding and per share amounts in this Annual Report on Form 10-K give effect to the reverse stock split unless otherwise indicated.

Going Concern

        We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of December 31, 2019, we had approximately $47.7 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we do not have sufficient cash on hand to fund current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. We may not receive milestone payments or be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial Overview

        We do not have a history of being profitable and, as of December 31, 2019, we had an accumulated deficit of $585.6 million. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

We will require substantial additional funding to continue our planned operating activities, and the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources. Refer to the “Liquidity and Capital Resources—Liquidity and Going Concern” section for a further discussion of our funding requirements.

Revenue

On January 1, 2018, we adopted the provisions of Accounting Standards Codification Topic 606, Revenue From Contracts with Customers, or ASC 606. Refer to Note 3, “Significant Accounting Policies - Revenue Recognition” and Note 4, “Collaborations and License Agreements”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

          In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships, and the payments that we receive upon the sale of our products, to the extent any are successfully commercialized. We intend to submit an NDA to the FDA at the end of the first quarter of 2020 for tivozanib for the treatment of patients with RCC.  If we or our strategic partners fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as they are incurred. These expenses consist primarily of:

•	employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and research-related overhead;
•	external development-related expenses, including clinical trials, preclinical studies, consultants and other outsourced services;
•	costs of acquiring and manufacturing drug development related materials and related distribution;
•	costs associated with our regulatory and quality assurance operations and medical affairs;
•	upfront license payments, milestones, sublicense fees and royalties related to in-licensed products and technology; and
•	allocated expenses for facilities and information technology.

Research and development expenses are net of amounts reimbursed under our agreements with EUSA, Biodesix, and AstraZeneca for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses, excluding the filing fee for the planned NDA submission for tivozanib to the FDA at the end of the first quarter of 2020, will principally remain at 2019 levels in 2020 as costs in connection with enrolling patients in the ongoing DEDUCTIVE and CyFi-2 trials will largely be offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as a result of a lower number of patients on treatment and completion of NDA submission preparation. Accordingly, the timing and nature of activities contemplated in 2020 will be conducted subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses, benefits, travel and stock-based compensation for employees in executive, finance, legal, business development, information technology and human resource functions. Other general and administrative expenses include facility and information technology-related costs not otherwise included in research and development expenses, professional fees for audit, tax services, general legal fees, patent legal fees, public relations and consulting, and directors’ fees.

We anticipate that our general and administrative expenses will principally remain at 2019 levels in 2020, excluding substantive commercial launch-readiness activities that we may undertake. Accordingly, the timing and nature of activities contemplated in 2020 will be conducted subject to the availability of sufficient financial resources.

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We generated tax losses for the years ended December 31, 2019, 2018, and 2017, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2019, 2018, and 2017, except for a $0.1 million provision recorded in the year ended December 31, 2017 related to withholding taxes incurred in a foreign jurisdiction.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, clinical trial costs and contract research accruals, and estimates of our capital requirements over the next twelve months from the date of issuance of the annual consolidated financial statements.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition method. Under this method, we have recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the prior year consolidated balance sheet.  Financial results for the year ended December 31, 2018 and thereafter are presented under ASC 606. The provisions of ASC 606 apply to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. We assess each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements.

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

The following table summarizes the total revenues earned in the years ended December 31, 2019, 2018 and 2017, respectively, by partner (in thousands). Refer to Note 4 “Collaborations and License Agreements” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding specific details.

	Years Ended December 31,
	2019	2018	2017
Strategic Partner:	($ in thousands)
KKC	$25,000	$—	$—
EUSA	3,795	3,409	4,414
CANbridge	—	2,000	1,000
Novartis	—	—	1,800
Ophthotech and other	—	—	365
Total revenues	$28,795	$5,409	$7,579

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2019, 2018 and 2017, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report on Form 10-K, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs.

Results of Operations

Comparison of Years Ended December 31, 2019, 2018 and 2017

Revenues

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
Strategic Partner:	($ in thousands)
KKC	$25,000	$—	$—	$25,000	100%	$—	—%
EUSA	3,795	3,409	4,414	386	11%	(1,005)	(23)%
CANbridge	—	2,000	1,000	(2,000)	(100)%	1,000	100%
Novartis	—	—	1,800	—	—%	(1,800)	(100)%
Ophthotech and other	—	—	365	—	—%	(365)	(100)%
Total revenues	$28,795	$5,409	$7,579	$23,386	432%	$(2,170)	(29)%

Our total revenues increased by $23.4 million, or 432%, to $28.8 million in 2019 from $5.4 million in 2018, principally due to the $25.0 million upfront payment we earned from KKC under the August 1, 2019 amendment to the KKC Agreement, pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We received the $25 million upfront payment from KKC in September 2019 and recognized it as revenue in accordance with ASC 606. Refer to Note 4 “Collaborations and License Agreements – KKC”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the specific application of ASC 606 to our amendment to the KKC Agreement.

Our total revenues decreased by $2.2 million, or 29%, to $5.4 million in 2018 from $7.6 million in 2017, principally due to decreases of $1.8 million under our former partnership with Novartis and $1.0 million related to the change in our accounting policy with respect to revenue recognition of milestones earned from EUSA upon the adoption of ASC 606 on January 1, 2018, offset in part by a $1.0 million increase under our partnership with CANbridge due to the timing of milestone achievements.

Revenues from KKC were $25.0 million in 2019, as discussed above, and none in each of 2018 and 2017. No revenues were earned from KKC in 2018 and 2017 as KKC did not have any payment obligations to us for non-oncology rights to tivozanib in our territory prior to the August 1, 2019 amendment to the KKC Agreement.

        Revenues from EUSA increased by $0.4 million, or 11%, in 2019 as compared to 2018 and decreased by $1.0 million, or 23%, in 2018 as compared to 2017. The $0.4 million increase in 2019 as compared to 2018 was principally due to the increase in royalty revenue from the sales of FOTIVDA to $0.9 million in 2019 from $0.5 million in 2018. The $1.0 million decrease in 2018 as compared to 2017 was principally due to a $1.4 million net decrease related to the change in our accounting policy with respect to milestone payments upon the adoption of ASC 606 on January 1, 2018, offset in part by a $0.4 million increase in royalty revenue from the sales of FOTIVDA that commenced in November 2017. We recognized royalty revenue of approximately $19,000 in the year ended December 31, 2017.

         Previously, we recognized regulatory milestones when they were achieved in accordance with ASC 605-28, Revenue Recognition—Milestone Method. Upon the adoption of ASC 606 on January 1, 2018, milestone payments are included in the transaction price when they are no longer subject to the variable consideration constraint and, to the extent the milestone payment corresponds to a performance obligation where revenue is recognized over time, the milestone payment is recognized over the performance period. Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the specific application of ASC 606 to our EUSA Agreement.

In 2019, we earned a $2.0 million milestone payment under the EUSA Agreement for reimbursement approval for tivozanib (FOTIVDA) in the first-line treatment of RCC from the MSCBS in Spain in February 2019. In 2018, we earned $4.0 million in total milestone payments under the EUSA Agreement, including $2.0 million each, for reimbursement approval for tivozanib (FOTIVDA) in the first-line treatment of RCC from the NICE in the United Kingdom in February 2018 and from the GKV-SV in Germany in November 2018. In 2017, we earned a $4.0 million milestone payment under the EUSA Agreement upon marketing approval by the European Commission in RCC in August 2017.

In 2019, we did not earn any revenues under our partnership with CANbridge. Revenues from CANbridge were $2.0 million and $1.0 million in 2018 and 2017, respectively. In 2018, we earned a $2.0 million development and regulatory milestone under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC in the third quarter of 2018. In 2017, we earned a $1.0 million reimbursement payment for certain manufacturing costs and expenses incurred by us prior to the effective date of the CANbridge Agreement that CANbridge paid to us in two installments of $0.5 million each, including one in March 2017 and one in September 2017. The timing and amount of revenue recognition for the payments received from CANbridge were the same under ASC 605 and ASC 606.

Revenues under our former partnership with Novartis decreased by $1.8 million in 2018 as compared to 2017. In February 2017, Novartis paid $1.8 million out of its then future payment obligations to us under the former license agreement. The funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s on March 2, 2017. Novartis terminated the Novartis Agreement effective August 28, 2018.

Research and Development Expenses

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Tivozanib	$12,148	$18,249	$21,594	$(6,101)	(33)%	$(3,345)	(15)%
AV-380	3,379	—	1,850	3,379	100%	(1,850)	(100)%
Ficlatuzumab	1,143	586	587	557	95%	(1)	(0)%
AV-203	—	670	—	(670)	(100)%	670	100%
Overhead	1,288	1,147	1,148	141	12%	(1)	(0)%
Total research and development expenses	$17,958	$20,652	$25,179	$(2,694)	(13)%	$(4,527)	(18)%

Our total research and development expenses decreased by $2.7 million, or 13%, to $18.0 million in 2019 from $20.7 million in 2018, principally due to a decrease of $6.1 million in tivozanib-related expenses, partially offset by an increase of $3.4 million in AV-380 related expense. Our total research and development expenses decreased by $4.5 million, or 18%, to $20.7 million in 2018 from $25.2 million in 2017, principally due to decreases of $3.3 million in tivozanib-related expenses and $1.8 million in AV-380 related expenses.

Tivozanib expenses decreased by $6.1 million, or 33%, in 2019 as compared to 2018 and decreased by $3.3 million, or 15%, in 2018 as compared to 2017. The $6.1 million decrease in 2019 as compared to 2018 was principally due to decreases of $4.2 million related to lower expenses in connection with the TIVO-3 and TiNivo trials as a result of a lower number of patients on treatment, $1.1 million related to commercial drug manufacturing conducted in 2018 that was not incurred in 2019, $0.6 million related to fluctuations in the year-to-year sublicense fees due to KKC in connection with milestones we earned under our EUSA Agreement and $0.7 million related to fluctuations in the year-to-year conduct of NDA submission preparation. These decreases were partially offset by an increase of $0.4 million related to the commencement of the DEDUCTIVE trial in HCC in 2019, net of cost sharing with AstraZeneca.

The $3.3 million decrease in 2018 as compared to 2017 was principally due to decreases of $6.5 million related to the year-to-year conduct of the TIVO-3 and TiNivo trials that completed enrollment in 2017 and $0.8 million related to a lower level of commercial drug manufacturing conducted on a year-to-year basis, partially offset by increases of $2.4 million related to the preparation of a possible NDA submission and $1.2 million in sublicense fees due to KKC in connection with the $2.0 million milestones we earned under our EUSA Agreement in each of February 2018 and November 2018 for reimbursement approvals in the United Kingdom and Germany, respectively, for the first line treatment of RCC. We initiated the TIVO-3 trial in May 2016 and completed enrollment in August 2017. In 2018 as compared to 2017, the majority of the patients were off treatment in the TIVO-3 trial compared to the trial being in active enrollment in the same period in 2017. We initiated the TiNivo trial in March 2017 and completed enrollment in December 2017.

AV-380 expenses were $3.4 million, $0 and $1.8 million in 2019, 2018 and 2017, respectively. In 2019, we incurred a total of $3.4 million in expenses, including the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 and $1.1 million of expenses related to the initiation of pre-clinical development following the return of the AV-380 program to us by Novartis. In 2018, we did not incur any AV-380 related expenses. In 2017, we incurred the $1.8 million time-based obligation due to St. Vincent’s in the first quarter of 2017.

Ficlatuzumab expenses increased by $0.6 million, or 95%, in 2019 as compared to 2018 and remained at the same level in 2018 as compared to 2017. The $0.6 million increase in 2019 as compared to 2018 was principally due to the commencement of the CyFi-2 trial in AML in 2019, net of cost sharing with Biodesix.

We did not incur any expenses related to AV-203 in 2019 or 2017. AV-203 expenses were $0.7 million in 2018 and comprised the $0.7 million sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned in the third quarter of 2018 under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. No milestones were earned and sublicense fees incurred under the CANbridge Agreement in 2019 or 2017.

We anticipate that research and development expenses, excluding the filing fee for the planned NDA submission for tivozanib to the FDA in the first quarter of 2020, will principally remain at 2019 levels in 2020 as costs in connection with enrolling patients in the ongoing DEDUCTIVE and CyFi-2 trials will largely be offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as a result of a lower number of patients on treatment and completion of NDA submission preparation.

General and Administrative Expenses

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
General and administrative	$11,211	$10,781	$9,138	$430	4%	$1,643	18%

General and administrative expenses increased by $0.4 million, or 4%, in 2019 as compared to 2018 and increased by $1.6 million, or 18%, in 2018 as compared to 2017. The $0.4 million increase in 2019 as compared to 2018 was principally due to increases in compensation-related costs. The $1.6 million increase in 2018 as compared to 2017 was principally due to increases of $0.5 million in professional fees and $1.0 million in non-cash stock-based compensation expense resulting from a higher stock price in 2018 as compared to 2017 in connection with annual stock option grants.

We anticipate that our general and administrative expenses will principally remain at 2019 levels in 2020, excluding substantive commercial launch-readiness activities that we may undertake.

Settlement Costs

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Settlement costs	$-	$(667)	$2,073	$667	100%	$(2,740)	(132)%

We did not incur any settlement costs in 2019. Settlement costs were $(0.7) million and $2.1 million in 2018 and 2017, respectively. In December 2017, we entered into a binding memorandum of understanding related to a class action settlement that included the issuance of 200,000 warrants to purchase shares of our common stock, or the Settlement Warrants. The Settlement Warrants were revalued at each balance sheet date prior to their issuance on July 16, 2018. Refer to Note 3, “Significant Accounting Policies - Prior Class Action Settlement and Settlement Warrants” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of PIPE Warrant Liability

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Change in fair value of PIPE Warrant liability	$11,577	$19,919	$(33,740)	$(8,342)	(42)%	$53,659	(159)%

         In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

          In 2019, we recorded an approximate non-cash gain of $11.6 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $6.20 on December 31, 2019 compared to the stock price of $16.00 on December 31, 2018.

In 2018, we recorded an approximate non-cash gain of $19.9 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $16.00 on December 31, 2018 compared to the stock price of $27.90 on December 31, 2017.

In 2017, we recorded an approximate non-cash loss of $33.7 million in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $27.90 on December 31, 2017 compared to the stock price of $5.40 on December 31, 2016.

Other Income (Expense)

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Other income (expense)	$—	$2,300	$—	$(2,300)	(100)%	$2,300	100%

Other income (expense) was none, $2.3 million and none in 2019, 2018 and 2017, respectively. In 2019 and 2017, we did not recognize any other income or other expense. In 2018, we recognized other income for the one-time payment by Novartis to us of $2.3 million in connection with the return of the AV-380 program to us. In August 2015, in connection with our AV-380 program, we entered into a license agreement with Novartis that was subsequently terminated by Novartis effective August 28, 2018. In December 2018, we entered into an agreement with Novartis to further establish and clarify the terms on which the AV-380 program was to be returned to us, or the AV-380 Transfer Agreement. Pursuant to the AV-380 Transfer Agreement, Novartis was obligated to make a one-time payment to us of $2.3 million. The $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. Refer to Note 4 “Collaborations and License Agreements – Novartis”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Expense, net

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Interest expense, net	$(1,815)	$(2,191)	$(2,373)	$376	(17)%	$182	(8)%

Interest expense, net decreased by $0.4 million, or 17%, in 2019 as compared to 2018 and decreased by $0.2 million, or 8%, in 2018 as compared to 2017. The $0.4 million decrease in 2019 as compared to 2018 was principally due to an increase in interest income from the investment of the higher balances of our cash equivalents and marketable securities.

The $0.2 million decrease in 2018 as compared to 2017 was principally due to a $0.1 million increase in interest income from the investment of the higher balances of our cash equivalents and marketable securities and a $0.1 million net decrease in interest expense related to year-to-year fluctuations in the interest rate under our debt facility with Hercules. In December 2017, we refinanced our debt facility, the terms of which included a reduction in the then interest rate from 11.9% to 9.45%. During 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime interest rate, which is a component of the overall interest rate.

We anticipate that interest expense will decrease in 2020 as we continue to pay principal payments to Hercules, which resumed on August 1, 2019, and as a result of the lower interest rate of 9.45% as of December 31, 2019.

Provision for Income Taxes

	Years Ended December 31,			2019 / 2018 Comparison		2018 / 2017 Comparison
	2019	2018	2017	$	%	$	%
	($ in thousands)
Provision for Income Taxes	$—	$—	$101	$—	—%	$(101)	(100)%

We did not incur any foreign tax withholdings in 2019 and 2018. In 2017, we recorded a $0.1 million tax provision for foreign withholding taxes in connection with the $1.0 million reimbursement payment to us by CANbridge for certain manufacturing costs and expenses incurred by us prior to the effective date of the CANbridge Agreement.

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations at December 31, 2019 (in thousands):

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Hercules loan agreement (1)	$18,282	11,028	7,254	$—	$—
Clinical trial costs and contract research (2)	18,233	16,242	1,991	—	—
Operating leases (3)	78	78	—	—	—
Total contractual obligations	$36,593	$27,348	$9,245	$—	$—

(1)	Includes scheduled interest payments and the $0.8 million end of term payment due in connection with the 2017 Loan Agreement.

(2)

Clinical trial costs and contract research principally include contracts for human clinical trials, pre-clinical development, and clinical drug manufacturing and distribution. In the event a contract is terminated prior to the planned completion, the amount paid under such contracts may be less than the amounts presented.

(3)

We currently sublease our corporate headquarters at One Broadway in Cambridge, MA. Our lease arrangement is cancellable within 30 days’ notice to our landlord. As a result, our operating lease obligation as of December 31, 2019 is the January 2020 rent payable to our landlord.

Under our license agreement with KKC, we are required to pay tiered royalty payments on net sales we make of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. We are also required to pay KKC 30% of certain amounts we receive from sublicensees, including upfront license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. Also, under our license agreement with St. Vincent’s, we are required to make certain milestone payments upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications. In addition, we are also obligated to pay Biogen a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million. At this time, we cannot reasonably estimate when or if we may be required to make other additional payments to KKC, St. Vincent’s or Biogen and have not included any additional amounts in the table above. For example, we are required to make future milestone payments to St. Vincent’s Hospital, up to an aggregate total of $14.4 million, upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication and second indication, and upon the achievement of specified development and regulatory milestones for the third indication, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory.

As discussed in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have executed license agreements for patented technology and other technology related to research projects, including technology to humanize ficlatuzumab and other antibody product candidates. The license agreements required us to pay non-refundable license fees upon execution, and in certain cases, require milestone payments upon the achievement of defined development goals. We have not included any additional milestone payments in the table above as we are not able to make a reasonable estimate of the probability and timing of such payments, if any. In addition to the amounts in the table above, three of the four agreements include sales and development milestones of up to $22.5 million. $5.5 million and $4.2 million per product, respectively, and single digit royalties, and one agreement includes a $1.0 million license payment per product.

Liquidity and Capital Resources

We have financed our operations to date primarily through the sale of private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $47.7 million. See “—Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(2,919)	$(25,026)	$(19,164)
Net cash (used in) provided by investing activities	(17,917)	18,579	(10,402)
Net cash provided by financing activities	26,194	15,925	29,419
Net increase (decrease) in cash and cash equivalents	$5,358	$9,478	$(147)

Our operating activities used cash of $2.9 million, $25.0 million and $19.2 million in 2019, 2018 and 2017, respectively. Cash used in operations was principally due to our net income (loss) adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $17.9 million and $10.4 million in 2019 and 2017, respectively, and provided cash of $18.6 million in 2018, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $26.2 million, $15.9 million and $29.4 million in 2019, 2018 and 2017, respectively.

In 2019, we raised approximately $30.3 million in net proceeds from the issuance of our common stock, including $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the sales agreement with SVB Leerink, or Leerink Sales Agreement, in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019, offset in part by approximately $4.1 million in debt-related payments pursuant to our First Loan Agreement with Hercules, including approximately $3.8 million in total principal payments during the period from August 2019 through December 2019 and a $0.3 million end-of-term fee in December 2019 (all capitalized terms being defined in the section below, “—Credit Facilities”).

In 2018, we raised approximately $16.4 million in net proceeds from the issuance of our common stock, including approximately $5.1 million in net proceeds from an underwritten public offering of approximately 0.3 million shares of our common stock in August 2018, $10.3 million in net proceeds from the sale of approximately 0.5 million shares of our common stock pursuant to the Leerink Sales Agreement in the fourth quarter of 2018 and approximately $1.0 million from the exercise of PIPE Warrants and stock options, offset in part by a $0.5 million end-of-term debt payment in January 2018 pursuant to our First Loan Agreement with Hercules.

In 2017, we raised approximately $29.5 million in net cash proceeds, including $15.4 million from an underwritten public offering of approximately 3.4 million shares of our common stock, $8.8 million from sales of approximately 0.7 million shares of our common stock under our former Sales Agreement with FBR & Co., or FBR (formerly MLV & Co. LLC), $5.0 million from additional borrowings under our Hercules Loan Agreement and $0.3 million from the exercise of PIPE warrants, offset in part by $0.1 million in debt issuance costs related to the 2017 Loan Agreement with Hercules.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of December 31, 2019, Offering Warrants to purchase 2,500,000 shares of our common stock were outstanding.

Sales Agreement with SVB Leerink

On February 2018, we entered into the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 0.5 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 1.3 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of December 31, 2019, approximately $32.0 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Public Offering – August 2018

On August 21, 2018, we closed an underwritten public offering of approximately 0.3 million shares of our common stock at the public offering price of $22.60 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 0.2 million shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to us were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by us.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of December 31, 2019, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

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

Pursuant to the 2014 Amendment, we received $10.0 million in additional loan proceeds from Hercules and paid an end-of-term payment, in the approximate amount of $0.5 million, on January 2, 2018 as scheduled.

Pursuant to the 2016 Amendment, we received additional loan proceeds from Hercules, in an aggregate amount of $10.0 million, received in installments of $5.0 million in each of May 2016 and June 2017, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million. We paid an end-of-term payment, in the amount of $0.3 million, on December 1, 2019 as scheduled. The 2016 Amendment included a financial covenant that required us to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that were satisfactory to Hercules. Principal payments were scheduled to commence on January 1, 2018 and the loan was scheduled to mature on December 1, 2019.

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

Pursuant to the 2017 Loan Agreement, the loan maturity date was revised from December 2019 to July 2021. We were not required to make principal payments until February 1, 2019, at which time we would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of our TIVO-3 trial with results that are satisfactory to Hercules was removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%.

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of December 31, 2019 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of December 31, 2019 was approximately $16.2 million.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2019, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Liquidity and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We intend to submit an NDA to the FDA at the end of the first quarter of 2020 for tivozanib for the treatment of patients with RCC. We anticipate that we will continue to incur significant operating losses for the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC. We will require substantial additional funding to continue our planned operating activities, and the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

During the year ended December 31, 2019, we received approximately $60.9 million in funding, including approximately $30.3 million related to the sale of our common stock and warrants, approximately $28.3 million in partnership funding and the $2.3 million payment from Novartis pursuant to the AV-380 Transfer Agreement, which we used to pay the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under our license agreement. The approximate $30.3 million in funding from the sale of our common stock included approximately $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to our Leerink Sales Agreement in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019. The approximate $28.3 million in partnership funding included the $25.0 million non-refundable upfront payment by KKC in connection with the August 1, 2019 amendment to the KKC Agreement, the $2.0 million milestone payment by EUSA in connection with reimbursement approval in Spain, approximately $0.8 million in royalties from the sales of FOTIVDA by EUSA and approximately $0.5 million in cost sharing payments.

As of December 31, 2019, we had approximately $47.7 million in cash, cash equivalents and marketable securities, working capital of $29.5 million and an accumulated deficit of $585.6 million. Based on our available cash resources, we believe that we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern.

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

•	Raise funding through the possible additional sales of our common stock, including public or private equity financings.
•	Partner a portion or all rights to our portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to our EUSA Agreement, we are entitled to receive up to an additional $4.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France and Italy, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to KKC. We are also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for our TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KKC, subject to certain limitations.

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for more than the next twelve months from the date of filing this Annual Report on Form 10-K.

Pursuant to the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

We believe that our approximate $47.7 million in cash, cash equivalents and marketable securities at December 31, 2019, along with anticipated partnership payments from cost sharing obligations and royalty revenues from sales of FOTIVDA by EUSA, would allow us to fund our planned operations into the second quarter of 2021. However, as described above, based on our available cash resources, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. Accordingly, the timing and nature of activities contemplated for the 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us, including the current lawsuits described under the heading “Part I, Item 3 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any: and
•	our ability to continue as a going concern.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $47.7 million, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including commercial paper. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our Board of Directors.

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

Our loans payable are subject to interest rate risk. As of December 31, 2019, our aggregate principal balance outstanding on our 2017 Loan Agreement with Hercules was approximately $16.2 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.45% or an amount equal to 9.45% plus the prime rate minus 4.75% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of December 31, 2019, the interest rate was 9.45%. For every 1% increase in the prime rate over 4.75%, given the amount of debt outstanding under the 2017 Loan Agreement as of December 31, 2019, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

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

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. (the “Company“) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

March 16, 2020

AVEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,785	$24,427
Marketable securities	17,960	—
Accounts receivable	1,631	3,026
Clinical trial retainers	589	126
Other prepaid expenses and other current assets	635	356
Total current assets	50,600	27,935
Other assets	—	—
Total assets	$50,600	$27,935
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,466	$3,499
Accrued clinical trial costs and contract research	5,680	6,254
Other accrued liabilities	2,336	2,698
Loans payable, net of discount	9,569	3,254
Deferred revenue	1,974	1,658
Deferred research and development reimbursements	93	454
Other liabilities (Note 6)	—	300
Total current liabilities	21,118	18,117
Loans payable, net of current portion and discount	6,197	15,779
Deferred revenue	2,552	3,802
PIPE Warrant liability (Note 7)	5,097	16,674
Other liabilities (Note 5)	790	790
Total liabilities	35,754	55,162
Stockholders' equity (deficit):
Preferred stock, $.001 par value: 5,000 shares authorized at December 31, 2019 and December 31, 2018; no shares issued and outstanding at each of December 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value: 50,000 shares authorized and 16,082 shares issued and outstanding at December 31, 2019; 25,000 shares authorized and 12,648 shares issued and outstanding at December 31, 2018	161	126
Additional paid-in capital	600,306	567,655
Accumulated other comprehensive income	—	1
Accumulated deficit	(585,621)	(595,009)
Total stockholders’ equity (deficit)	14,846	(27,227)
Total liabilities and stockholders’ equity (deficit)	$50,600	$27,935

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Collaboration and licensing revenue	$27,934	$4,947	$7,560
Partnership royalties	861	462	19
	28,795	5,409	7,579
Operating expenses:
Research and development	17,958	20,652	25,179
General and administrative	11,211	10,781	9,138
Settlement costs (Note 13)	—	(667)	2,073
	29,169	30,766	36,390
Loss from operations	(374)	(25,357)	(28,811)
Other income (expense), net:
Interest expense, net	(1,815)	(2,191)	(2,373)
Change in fair value of PIPE Warrant liability	11,577	19,919	(33,740)
Other income	—	2,300	—
Other income (expense), net	9,762	20,028	(36,113)
Net income (loss) before provision for income taxes	9,388	(5,329)	(64,924)
Provision for income taxes	—	—	(101)
Net income (loss)	$9,388	$(5,329)	$(65,025)

Basic net income (loss) per share:
Net income (loss) per share	$0.61	$(0.44)	$(6.14)
Weighted average number of common shares outstanding	15,331	12,059	10,593

Diluted net income (loss) per share:
Net income (loss) per share	$0.61	$(1.93)	$(6.14)
Weighted average number of common shares outstanding and dilutive share equivalents outstanding	15,376	13,073	10,593

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$9,388	$(5,329)	$(65,025)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1)	5	(10)
Comprehensive income (loss)	$9,387	$(5,324)	$(65,035)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2016	7,586	$76	$519,911	$6	$(521,916)	$(1,923)
Adjustment related to adoption of new stock option forfeiture standard	—	—	28	—	(28)	—
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $1.8 million)	2,808	28	12,191	—	—	12,219
Issuance of common stock to related parties	642	6	3,204	—	—	3,210
Issuance of common stock from the FBR sales agreement (net of issuance costs of $0.2 million)	647	6	8,810	—	—	8,816
Stock-based compensation expense related to equity-classified awards	—	—	1,089	—	—	1,089
Issuance of common stock in connection with warrant exercises	148	2	257	—	—	259
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	587	—	—	587
Exercise of stock options	2	—	15	—	—	15
Change in unrealized gain (loss) on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(65,025)	(65,025)
Balance at December 31, 2017	11,833	$118	$546,092	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	(2,711)
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $0.6 million)	51	—	597	—	—	597
Issuance of common stock in a public offering, to related parties	199	2	4,498	—	—	4,500
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	470	5	10,325	—	—	10,330
Issuance of Settlement Warrants in connection with a class action settlement (Note 13)	—	—	1,406	—	—	1,406
Stock-based compensation expense related to equity-classified awards	—	—	2,546	—	—	2,546
Issuance of common stock in connection with warrant exercises	54	1	543	—	—	544
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,153	—	—	1,153
Exercise of stock options	40	—	478	—	—	478
Issuance of common stock under employee stock purchase plan	1	—	17	—	—	17
Change in unrealized gain (loss) on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(5,329)	(5,329)
Balance at December 31, 2018	12,648	$126	$567,655	$1	$(595,009)	$(27,227)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.2 million)	1,739	18	17,749	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	435	4	4,996	—	—	5,000
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,252	13	7,499	—	—	7,512
Stock-based compensation expense related to equity-classified awards	—	—	2,358	—	—	2,358
Exercise of stock options	8	—	49	—	—	49
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net income	—	—	—	—	9,388	9,388
Balance at December 31, 2019	16,082	$161	$600,306	$—	$(585,621)	$14,846

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income (loss)	$9,388	$(5,329)	$(65,025)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,358	2,546	1,089
Non-cash interest expense	567	556	514
Non-cash change in fair value of PIPE warrant liability	(11,577)	(19,919)	33,740
Non-cash charge for settlement costs (Note 13)	—	(667)	2,073
Amortization of premium and discount on investments	(44)	3	68
Changes in operating assets and liabilities:
Accounts receivable	1,395	(2,624)	625
Insurance recovery (Note 13)	—	15,000	(15,000)
Prepaid expenses and other current assets	(742)	774	684
Other noncurrent assets	—	15	955
Accounts payable	(2,033)	1,063	250
Accrued clinical trial costs and contract research	(574)	(2,067)	4,323
Other accrued liabilities	(362)	240	927
Settlement liability (Note 13)	—	(15,000)	15,000
Deferred revenue	(934)	1,052	(510)
Deferred research and development reimbursements	(361)	(669)	1,123
Net cash used in operating activities	(2,919)	(25,026)	(19,164)
Investing activities
Purchases of marketable securities	(17,917)	(6,733)	(34,852)
Proceeds from maturities and sales of marketable securities	—	25,312	24,450
Net cash (used in) provided by investing activities	(17,917)	18,579	(10,402)
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	25,279	11,471	21,294
Proceeds from issuance of common stock and warrants to related parties	5,000	4,500	3,210
Proceeds from issuance of loan payable and warrants	—	—	5,000
Proceeds from issuance of stock for stock-based compensation arrangements	49	494	15
Payment on principal of loan payable (Note 6)	(3,834)	—	—
Payment of loan maturity fees (Note 6)	(300)	(540)	—
Payments of debt issuance costs	—	—	(100)
Net cash provided by financing activities	26,194	15,925	29,419
Net increase (decrease) in cash and cash equivalents	5,358	9,478	(147)
Cash and cash equivalents at beginning of period	24,427	14,949	15,096
Cash and cash equivalents at end of period	$29,785	$24,427	$14,949
Supplemental cash flow information
Cash paid for interest	$1,971	$1,986	$2,069
Non-cash adjustment
Increase to deferred revenue due to adoption of ASC 606 - transition adjustment on January 1, 2018	$—	2,711	$—
Other non-cash activity
Fair value of warrants issued in connection with a class action settlement (Note 13)	$—	1,406	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company seeking to advance targeted medicines for oncology and other unmet medical needs. The Company’s pipeline of product candidates under development includes its lead candidate tivozanib for use in oncology and other indications; ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody as a potential treatment for squamous cell carcinoma of the head and neck (“HNSCC”), acute myeloid leukemia (“AML”) and pancreatic cancer; AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

The Company is working to develop and commercialize tivozanib in North America as a treatment for relapsed or refractory metastatic renal cell carcinoma (“RCC”). The Company has sublicensed tivozanib, marketed under the brand name FOTIVDA®, in Europe and other territories outside of North America. Through the Company’s partner, EUSA Pharma (UK) Limited (“EUSA”), tivozanib is approved in the European Union (“EU”), as well as the United Kingdom, Norway, Iceland and New Zealand, for the first-line treatment of adult patients with RCC and for adult patients who are vascular endothelial growth factor receptor (“VEGFR”) and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. The Company also has clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma (“HCC”).

The Company is seeking to commercialize its oncology pipeline of products and product candidates in North America while leveraging partnerships to support development and commercialization of its pipeline in other geographies.

As used throughout these consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of December 31, 2019, the Company had cash, cash equivalents and marketable securities totaling approximately $47.7 million, working capital of $29.5 million and an accumulated deficit of $585.6 million.

The Company is subject to a number of risks, including the need for substantial additional capital to continue its development programs and to fulfill its planned operating goals. In particular, the Company’s currently planned operating and capital requirements include the need for substantial working capital to support the development and commercialization activities for its lead product candidate, tivozanib. The Company intends to submit an NDA to the U.S. Food and Drug Administration at the end of the first quarter of 2020 for tivozanib for the treatment of patients with RCC. As of December 31, 2019, the Company had approximately $47.7 million in cash, cash equivalents and marketable securities. Based on its available cash resources, the Company does not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $4.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France and Italy, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to Kyowa Kirin Co. (formerly Kirin Brewery Co., Ltd.) (“KKC”) pursuant to the Company’s license agreement with KKC (the “KKC Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KKC, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KKC” for further details.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for more than twelve months from the date of filing this Annual Report on Form 10-K.

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

Effective as of 5:00 p.m. Eastern Time on February 19, 2020, the Company effected a 1-for-10 reverse stock split of its common stock. All references to shares of common stock outstanding and per share amounts in these consolidated financial statements and the notes to the consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. Refer to Note 7, “Common Stock—Reverse Stock Split – February 2020” for further details.

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

Arrangements Within the Scope of ASC 606, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the prior year consolidated balance sheet.  Financial results for the year ended December 31, 2018 and thereafter are presented under ASC 606. The provisions of ASC 606 apply to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

The following table summarizes the total revenues earned in the years ended December 31, 2019, 2018 and 2017, respectively, by partner (in thousands). Refer to Note 4 Collaborations and License Agreements regarding specific details.

	Years Ended December 31,
	2019	2018	2017
Strategic Partner:	($ in thousands)
KKC	$25,000	$—	$—
EUSA	3,795	3,409	4,414
CANbridge	—	2,000	1,000
Novartis	—	—	1,800
Ophthotech and other	—	—	365
Total revenues	$28,795	$5,409	$7,579

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including (i) internal costs for salaries, bonuses, benefits, stock-based compensation, research-related overhead, and allocated expenses for facilities and information technology, and (ii) external costs for clinical trials, drug manufacturing and distribution, preclinical studies, upfront license payments, milestones and sublicense fees related to in-licensed products and technology, consultants and other contracted services.

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of December 31, 2019, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded non-cash gains of approximately $11.6 million and $19.9 million in the years ended December 31, 2019 and 2018, respectively, and a non-cash loss of $33.7 million in the year ended December 31, 2017 in its Statement of Operations attributable to the increases and decreases in the fair value of the warrant liability that resulted from lower stock prices as of December 31, 2019 and 2018 and a higher stock price as of December 31, 2017, relative to prior periods. The Company recorded a reduction in the warrant liability attributable to warrant exercises, with a corresponding increase to additional paid-in capital, of approximately $0, $1.2 million and $0.6 million in the years ended December 31, 2019, 2018 and 2017, respectively.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2019 (in thousands):

Fair value at December 31, 2016	$4,593
Increase in fair value	33,740
Reduction in warrant liability for PIPE Warrant exercises	(587)
Fair value at December 31, 2017	$37,746
Decrease in fair value	(19,919)
Reduction in warrant liability for PIPE Warrant exercises	(1,153)
Fair value at December 31, 2018	$16,674
Decrease in fair value	(11,577)
Fair value at December 31, 2019	$5,097

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Expected price volatility	76.25%	78.18%	84.86%	82.64%	133.07%
Expected term (in years)	5.00	4.50	3.50	2.50	1.50
Risk-free interest rates	1.22%	1.93%	2.09%	2.47%	1.59%
Stock price	$8.90	$5.40	$27.90	$16.00	$6.20
Dividend yield	—	—	—	—	—

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

In December 2017, upon entering into the MOU, the Company’s liability related to this settlement became estimable and probable. Accordingly, the Company recorded an estimated $17.1 million contingent liability, including $15.0 million for the cash portion of the settlement with a corresponding insurance recovery for the 100% portion to be paid directly by certain of the Company’s insurance carriers, and an approximate $2.1 million estimate for the fair value on December 31, 2017 of 200,000 warrants to purchase shares of its common stock that the Company agreed to issue the Class (the “Settlement Warrants”), with a corresponding non-cash charge to the Statement of Operations as a component of operating expense. The Settlement Warrants were exercisable for a one-year period from their date of issue at an exercise price equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU, which was $30.00 per share.

In February 2018, the District Court preliminarily approved a definitive stipulation of settlement agreement (the “Stipulation”), following which the insurance carriers funded the settlement escrow account related to the $15.0 million cash portion of the settlement.  On May 30, 2018, the District Court approved the Stipulation in its order of final approval and final judgment (the “Final Judgment”), which became effective on June 29, 2018 (the “Effective Date”). Pursuant to the Final Judgment, all claims against the Company were released upon the Effective Date. In addition, pursuant to the Stipulation, the Company had no interest in the settlement escrow account subsequent to the Effective Date. Accordingly, the $15 million contingent liability associated with the cash portion of the settlement and the corresponding insurance recovery was eliminated on the Effective Date. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement, File No. (333-226190) to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018. All 200,000 Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

Refer to Note 13, “Legal Proceedings” for further discussion of the 2013 Class Action settlement.

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

The key assumptions used to estimate the fair value the Settlement Warrants were as follows:

	December 31, 2017	June 30, 2018
Expected price volatility	101.52%	62.74%
Expected term (in years)	1.00	1.00
Risk-free interest rates	1.76%	2.37%
Stock price	$27.90	$29.00
Dividend yield	—	—

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

Marketable securities are stated at fair value, including accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted prices and observable inputs on a recurring basis. The cost of marketable securities is adjusted for amortization of premiums and accretion of discounts, with such amortization and accretion recorded as a component of interest expense, net. Realized gains and losses are determined on the specific identification method. Unrealized gains and losses are included in other comprehensive loss until realized, at which point they would be recorded as a component of interest expense, net.

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2019 and December 31, 2018:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
Cash and cash equivalents:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	4,507	—	—	4,507
Total cash and cash equivalents	29,785	—	—	29,785

Marketable securities:
Corporate debt securities due within 1 year	$17,960	$—	$—	$17,960
Total marketable securities	17,960	—	—	17,960
Total cash, cash equivalents and marketable securities	$47,745	$—	$—	$47,745

December 31, 2018
Cash and cash equivalents:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	8,215	1	—	8,216
Total cash, cash equivalents and marketable securities	$24,426	$1	$—	$24,427

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

As of December 31, 2019 and 2018, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a U.S. government money market fund, and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the year ended December 31, 2019 and 2018, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of December 31, 2019 and 2018, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at December 31, 2019 and 2018 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	—	4,507	—	4,507
Total cash and cash equivalents	$25,278	$4,507	$—	$29,785
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,960	$—	$17,960
Total marketable securities	—	17,960	—	17,960
Total cash, cash equivalents and marketable securities	$25,278	$22,467	$—	$47,745
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,097	$5,097

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$16,211	$—	$—	$16,211
Corporate debt securities	—	8,216	—	8,216
Total cash, cash equivalents and marketable securities	$16,211	$8,216	$—	$24,427
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$16,674	$16,674

Basic and Diluted Net Loss per Common Share

Basic net income (loss) per share attributable to the Company’s common stockholders is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to the Company’s common stockholders is based on the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive.

For the year ended December 31, 2019, diluted net income per share (i) includes common equivalent shares issuable upon the exercise of in-the-money stock options, as determined using the treasury stock method, as the average market prices of the Company’s common stock during the respective period exceeded the exercise prices of certain stock options, and (ii) excludes the incremental common shares issuable upon the exercise of the PIPE Warrants, Offering Warrants and out-of-the money stock options as their effect would be anti-dilutive. In the year ended December 31, 2019, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants, respectively.

For the year ended December 31, 2018, diluted net income per share (i) includes common equivalent shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, as the average market prices of the Company’s common stock during the respective period exceeded the exercise price of $10.00 per share for the PIPE Warrants, and (ii) excludes the incremental common shares issuable upon the exercise of the Settlement Warrants and stock options as their effect would be anti-dilutive. In the year ended December 31, 2018, the average market prices of the Company’s common stock were below the exercise price of $30.00 per share for Settlement Warrants.

          For the year ended December 31, 2017, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of the PIPE Warrants and stock options would be anti-dilutive under the treasury stock method. In the year ended December 31, 2017, the average market prices of the Company’s common stock were below the exercise price of $10.00 per share for the PIPE Warrants.

The following tables summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic net income (loss) attributable to Aveo common stockholders	$9,388	$(5,329)	$(65,025)
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	—	(19,919)	—
Diluted net income (loss) attributable to Aveo common stockholders	$9,388	$(25,248)	$(65,025)

Weighted-average shares of common stock outstanding	15,331	12,059	10,593

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants	—	1,013	—
Incremental common shares issuable upon the exercise of dilutive stock options	45	—	—
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	15,376	13,073	10,593
Basic net income (loss) per share	$0.61	$(0.44)	$(6.14)
Diluted net income (loss) per share	$0.61	$(1.93)	$(6.14)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2019, 2018 and 2017, respectively:

	Years Ended December 31,
	2019	2018	2017
Stock options outstanding	1,168,250	958,334	753,795
Offering Warrants Outstanding	2,500,000	—	—
PIPE Warrants outstanding	1,683,933	—	1,738,341
Settlement Warrants outstanding	—	200,000	—
Total	5,352,183	1,158,334	2,492,136

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the years ended December 31, 2019, 2018 and 2017, the Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$662	$774	$290
General and administrative	1,696	1,772	799
Total stock-based compensation expense	$2,358	$2,546	$1,089

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2019, 2018 and 2017, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of the PIPE Warrant liability, measurement of stock-based compensation, and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

The Company adopted ASU 2016-02 effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company made an accounting policy election not to recognize ROU assets or related lease liabilities with a lease term of twelve months or less in its Consolidated Balance Sheet. Such short-term lease payments are recorded in its Consolidated Statement of Operations in the period in which the obligation for those payments was incurred.

As of the date of initial application of ASU 2016-02 and as of December 31, 2019, all of the Company’s lease obligations have lease terms that are less than twelve months. The Company’s lease arrangement for its office facility is cancellable within 30 days’ notice to its landlord and excludes any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. In the year ended December 31, 2019, the Company recognized approximately $1.0 million in short-term operating lease expense in its Consolidated Statement of Operations. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“Subtopic 310-20”). The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date.The Company adopted the new standard effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard will be effective beginning January 1, 2020. The Company is assessing the impact this standard will have on its consolidated financial statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. The Company currently is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is assessing the impact this standard will have on its consolidated financial statements

(4) Collaborations and License Agreements

Out-License and Collaboration Agreements

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company reduced research and development expenses by approximately $0.5 million $0 and $0 in the years ended December 31, 2019, 2018 and 2017, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.5 million as of December 31, 2019.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No milestones had been achieved by CANbridge in the year ended December 31, 2019.

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

CANbridge is obligated to use commercially reasonable efforts to develop and commercialize AV-203 in each of China, Japan, the United Kingdom, France, Italy, Spain, and Germany. CANbridge has responsibility for all activities and costs associated with the further development, manufacture and commercialization of AV-203 in the CANbridge Licensed Territory, including the clinical development of AV-203 through phase 2 proof-of-concept in ESCC or another agreed upon indication, after which the Company may elect to contribute to certain worldwide development efforts.

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

In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue in the year ended December 31, 2018, as the Company did not have any ongoing performance obligations under the CANbridge

Agreement. The Company recognized total revenues under the CANbridge Agreement of $0, $2.0 million and $1.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company concluded at contract inception that EUSA’s opt-in rights with respect to the TiNivo trial and the TIVO-3 trial did not represent material rights because at contract inception the Company had not yet initiated either trial and the option price (representing approximately 50% of the costs of the respective trial) was proportional to the value attributed to the EUSA Licensed Territories relative to the territorial rights retained by the Company. Accordingly, the Company accounts for each opt-in as a separate arrangement when such opt-ins occur.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.9 million, $0.5 million and $19,000 in the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $3.8 million, $3.4 million and $4.4 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was approximately $4.5 million in total deferred revenue that will continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the year ended December 31, 2019 and 2018 (in thousands):

		Year Ended December 31,	Year Ended December 31,
Revenue Type	Date Achieved	2019	2018
Collaboration and Licensing Revenue:

Upfront payment	December 2015	$395	$395
R&D payment - EMA approval in RCC	August 2017	631	632
Milestone - UK reimbursement approval	February 2018	316	960
Milestone - German reimbursement approval	November 2018	316	960
New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	February 2019	1,276	—
		$2,934	$2,947
Partnership Royalties		861	462
Total		$3,795	$3,409

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the year ended December 31, 2019 (in thousands):

Contract Assets				Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance December 31, 2019
Accounts Receivable				$187	$2,861	$(2,778)	$270

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2019	Additions	Deductions	Ending Balance December 31, 2019
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$1,302	$—	$(395)	$907
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	2,079	—	(631)	1,448
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	1,040	—	(316)	724
Milestone - German reimbursement approval	2,000	November 2018	December 2018	1,039	—	(316)	723

New amounts in contract liabilities during the current period:
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	—	2,000	(1,276)	724
Total	$12,500			$5,460	$2,000	$(2,934)	$4,526

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

The Company recognized reductions in research and development expenses of approximately $0.4 million, $0.6 million and $0.9 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had recognized approximately $1.9 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of December 31, 2019 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

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

On June 29, 2018, Novartis notified the Company that it would be terminating the Novartis Agreement without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018 the Company regained the rights to AV-380, and on December 19, 2018, the Company entered into a new agreement with Novartis (the “AV-380 Transfer Agreement”) to further establish and clarify the terms on which Novartis would return the AV-380 program to the Company and to support the Company’s continuing development of the AV-380 program. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 under its license agreement as further described below under the heading “—In-License Agreements – St. Vincent’s Hospital.”

In connection with the AV-380 Transfer Agreement, the $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. The Company evaluated the return of the AV-380 drug supply and determined that the inventory was not capitalizable as future economic benefit was not probable due to the AV-380 drug candidate being in the pre-clinical development stage.

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

In addition, the Company and Biodesix are currently funding an investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC as well as a Company-sponsored phase 2 clinical trial of ficlatuzumab in combination with Cytosar (cytarabine) in AML (the “CyFi-2 Trial”),

Pending marketing approval or the sublicense of ficlatuzumab, and subject to the negotiation of a commercialization agreement, each party would share equally in commercialization profits and losses, subject to the Company’s right to be the lead commercialization party.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.9 million, $0.3 million and $0.1 million in the years ended December 31, 2019, 2018 and 2017, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.7 million as of December 31, 2019.

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

In March 2014, the Company and Biogen amended the Biogen Agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with the Company) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, the Company has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company was obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by the Company from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of December 31, 2019, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million,  upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. As further described above under the heading “—Novartis”, the Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. No milestones had been achieved by KKC pursuant to the amendment to the KKC Agreement in the year ended December 31, 2019. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

Accounting Analysis Under the August 1, 2019 Amendment to the KKC Agreement

  Following the repurchase of non-oncology rights by KKC, the amended KKC Agreement is accounted for as two distinct agreements: (i) the KKC Agreement by which the Company has upfront, milestone and royalty payment obligations to KKC related to the Company’s oncology development of tivozanib in the amended Field for the Company’s territory that continues to be accounted for under ASC 730, Research and Development, and (ii) the amended KKC Agreement by which KKC has upfront, milestone and royalty payment obligations to the Company related to its non-oncology development of tivozanib for the Company’s territory that will be accounted for under ASC 606.

The Company evaluated the amendment to the KKC Agreement under ASC 606 and determined that KKC met the definition of a customer as the Company considers the licensing or sale of intellectual property rights to be an output of the Company’s ordinary activities and is central to the operations of the Company. The Company determined that the amendment to the KKC Agreement contained a single performance obligation related to the Company’s transfer of rights to non-oncology intellectual property and know-how to KKC, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. In addition, the Company determined that the $25.0 million non-refundable upfront payment received from KKC in September 2019 constituted the amount of the consideration to be included in the transaction price and attributed this amount to the Company’s single performance obligation. The Company satisfied this performance obligation during the third quarter of 2019. Accordingly, the Company recognized the $25.0 million in consideration as revenue in the third quarter of 2019. The Company concluded the performance obligation was satisfied at a point in time because any know-how or clinical data generated from the Company’s ongoing oncology development of tivozanib would not benefit KKC’s non-oncology development of tivozanib. The Company recognized total revenues under the amended KKC Agreement of $25.0 million, $0 and $0 in the years ended December 31, 2019, 2018 and 2017, respectively.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Professional fees	$806	$798
Compensation and benefits	1,284	1,046
Other	246	854
Total	$2,336	$2,698

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates (the “First Loan Agreement”). The First Loan Agreement was subsequently amended in March 2012 (the “2012 Amendment”), September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”). Amounts borrowed under the 2012 Amendment were repaid in full in 2015. In December 2017, the Company entered into an amended and restated loan and security agreement (the “2017 Loan Agreement”) with Hercules Funding III, LLC and Hercules Capital, Inc. (collectively “Hercules”).

Pursuant to the 2014 Amendment, the Company received additional loan proceeds from Hercules in the amount of $10.0 million and paid an end-of-term payment, in the approximate amount of $0.5 million, on January 2, 2018 as scheduled. The Company incurred approximately $0.2 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount.

Pursuant to the 2016 Amendment, the Company received additional loan proceeds from Hercules, in an aggregate amount of $10.0 million, in installments of $5.0 million in each of May 2016 and June 2017, which increased the aggregate outstanding principal balance under the First Loan Agreement to $20.0 million. The Company paid an end-of-term payment, in the amount of $0.3 million, on December 1, 2019 as scheduled. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which were offset against the loan proceeds and are accounted for as a loan discount. The 2016 Amendment included a financial covenant that required the Company to maintain an unrestricted cash position (defined as cash and liquid cash, including marketable securities) greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial, with results that were satisfactory to Hercules. Principal payments were scheduled to commence on January 1, 2018 and the loan was scheduled to mature on December 1, 2019.

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

Per the 2017 Loan Agreement, the loan maturity date was revised from December 2019 to July 2021. The Company was not required to make principal payments until February 1, 2019, at which time the Company would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021.  The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial with results that are satisfactory to Hercules has been removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50.

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of December 31, 2019 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of December 31, 2019 was approximately $16.2 million.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.4 million and $1.0 million as of December 31, 2019 and December 31, 2018, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of December 31, 2019, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2019 are as follows (amounts in thousands):

Year Ending December 31:
2020	$11,028
2021	7,254
18,282
Less amount representing interest	(1,327)
Less unamortized discount	(399)
Less deferred charges	(790)
Less loans payable current, net of discount	(9,569)
Loans payable, net of current portion and discount	$6,197

(7) Common Stock

In June 2019, the Company amended its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 25,000,000 from 25,000,000 shares to 50,000,000 shares. The amendment was adopted by the Company’s Board of Directors in April 2019 and approved by its stockholders at the Annual Meeting of Stockholders held on June 12, 2019.

As of December 31, 2019, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 16,081,946 shares were issued and outstanding.

Reverse Stock Split – February 2020

On February 19, 2020, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-ten pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on Nasdaq beginning with the opening of trading on February 20, 2020. The primary purpose of the reverse stock split was to enable the Company to regain compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq.

On February 13, 2020, the holders of a majority of the Company’s outstanding shares of common stock approved the reverse stock split and gave the Company’s board of directors discretionary authority to select a ratio for the split ranging from 1-for-5 to 1-for-15. The Company’s board of directors approved the reverse stock split at a ratio of 1-for-10 on February 13, 2020.

 The reverse stock split affected all issued and outstanding shares of the Company’s common stock, as well as the number of authorized shares of the Company’s common stock and the number of shares of common stock available for issuance under the Company’s equity incentive plans. The reverse stock split reduced the number of shares of the Company’s issued and outstanding common stock from approximately 160.8 million to approximately 16.1 million. In addition, the reverse stock split effected a reduction in the number of shares of the Company’s common stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise prices. The reverse stock split proportionately reduced the number of authorized shares of the Company’s common stock from 500.0 million shares to 50.0 million shares. The reverse stock split did not change the par value of the Company’s common stock or the authorized number of shares of the Company’s preferred stock. All share and per share amounts disclosed give effect to the reverse stock split on a retroactive basis.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at a price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of December 31, 2019, Offering Warrants to purchase 2,500,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 470,777 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 1,251,555 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of December 31, 2019, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Public Offering – August 2018

On August 21, 2018, the Company completed an underwritten public offering of 250,000 shares of its common stock at the public offering price of $22.60 per share for gross proceeds of approximately $5.7 million. Two greater than 5% stockholders, including an entity affiliated with New Enterprise Associates and another stockholder purchased approximately 200,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $5.1 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

Settlement Warrants

On July 16, 2018, the Company issued and delivered 200,000 Settlement Warrants to purchase shares of its common stock for a one-year period after the date of issuance at an exercise price equal to $30.00 per share. All 200,000 Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period. Refer to Note 3, “Significant Accounting Policies – Prior Class Action Settlement and Settlement Warrants” for further discussion.

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

Public Offering – March 2017

On March 31, 2017, the Company closed an underwritten public offering of 3,450,000 shares of its common stock, including the exercise in full by the underwriter of its option to purchase 450,000 shares, at the public offering price of $5.00 per share for gross proceeds of approximately $17.3 million. Certain of the Company’s executive officers and a director purchased an aggregate of 42,000 shares and an entity affiliated with New Enterprise Associates purchased 600,000 shares in this offering at the same public offering price per share as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

In June 2017, the Company conducted its final transaction under the FBR Sales Agreement and sold 647,000 shares pursuant to the FBR Sales Agreement, as amended, resulting in proceeds of approximately $8.8 million, net of commissions and issuance costs. The FBR Sales Agreement has expired.

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $10.00 per share and are exercisable for a period of five years from the date of issuance. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of December 30, 2019, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

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

Awards may be made under the 2019 Plan for up to the sum of (i) 1,000,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of December 31, 2019, there were 892,651 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the year ended December 31, 2019:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	958,334	$22.85
Granted	485,520	$6.20
Exercised	(8,000)	$6.20
Forfeited	(267,604)	$19.69
Outstanding at December 31, 2019	1,168,250	$16.80	7.13	$93,000
Exercisable at December 31, 2019	705,472	$20.00	6.01	$29,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $6.20 on December 31, 2019.

In February 2019, as part of the Company’s annual individual performance evaluations of its executive officers, the Board of Directors, upon the recommendation of the Compensation Committee, granted to the Company’s executive officers options to purchase an aggregate of 330,360 shares of the Company’s common stock, contingent on the approval of the 2019 Plan by the Company’s stockholders as the Company did not have enough shares under the 2010 Plan to make these stock option grants (“Contingent Option Awards”). The Contingent Option Awards to such executive officers were granted with a term of 10 years and an exercise price of $6.20 per share, which was the closing price of the Company’s common stock on the date of grant, and vest in equal monthly installments over four years, subject to the officer’s continued employment with the Company.  Upon stockholder approval of the 2019 Plan at the Annual Meeting of Stockholders held on June 12, 2019, the Contingent Option Awards were issued under the 2019 Plan and the Company began recognizing expense for these awards during the three months ended June 30, 2019 because the grant date criteria under ASC 718 had been met as of June 12, 2019.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2019	2018	2017
Volatility factor	88.27% - 98.81%	80.18% - 83.61%	71.82% - 80.15%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.43% - 2.55%	2.64% - 3.10%	1.84% - 2.22%
Dividend yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted was $5.70, $21.40 and $9.70 during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $4.2 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of options exercised was $7,000, $0.4 million and $46,000 in the years ended December 31, 2019, 2018 and 2017, respectively.

Employee Stock Purchase Plan

In February 2010, the Board of Directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 25,000 shares of Common Stock, as amended in March 2013. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. The Company has reserved 76,400 shares of common stock under the ESPP. As of December 31, 2019, there were 29,830 shares available for future issuance under the ESPP.

Pursuant to the ESPP, the Company sold a total of 897 shares of common stock during the year ended December 31, 2018 at purchases prices of $18.80 and $17.60, which represents 85% of the closing price of the Company’s common stock on May 31, 2018 and November 30, 2018, respectively. The Company did not sell any shares of common stock during the years ended December 31, 2019 and December 31, 2017. The total stock-based compensation expense recorded as a result of the ESPP was approximately $2,000, $8,000 and $3,000 during the years ended December 31, 2019, 2018 and 2017, respectively.

(9) Commitments and Contingencies

Operating Leases

The Company leases office space under a month-to-month lease. Rent expense under the operating leases amounted to $0.8 million, $0.7 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

(10) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company recorded no tax provision for each of the years ended December 31, 2019 and 2018. For the year ended December 31, 2019, the Company did not have any federal, state, or foreign income tax expense as it generated taxable losses in all filing jurisdictions.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Income tax computed at federal statutory tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	1.3%	27.2%	5.3%
Research and development credits	(4.2)%	5.2%	0.4%
PIPE Warrants	(25.9)%	78.5%	(20.4)%
Other permanent differences	1.8%	(3.5)%	(0.4)%
Foreign withholding taxes	—	—	(0.2)%
Tax reform - rate change	—	—	(97.5)%
Other	5.7%	(2.0)%	0.1%
Change in valuation allowance	0.3%	(126.4)%	78.7%
Total	—	—	—

With limited exceptions, the Company has incurred net operating losses from inception. At December 31, 2019, the Company had domestic federal, state, and United Kingdom (UK) net operating loss carryforwards of approximately $527.1 million, $417.8 million, and $6.0 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2022 and continue through 2037 and the state loss carryforwards begin to expire in 2022 and continue through 2039. The Company’s federal net operating losses include $24.5 million, which do not expire. The foreign net operating loss carryforwards in the UK do not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $11.3 million and $4.3 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2023 through 2039 and the state credits expire beginning in 2020 through 2034. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
NOL carryforwards	$138,105	$138,175
Research and development credits	14,666	14,268
Deferred revenue and R&D reimbursements	1,262	1,616
Estimated settlement liability	—	384
Other temporary differences	4,820	4,383
Total deferred tax assets:	158,853	158,826
Valuation allowance	(158,853)	(158,826)
Total	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical and expected future losses. The valuation allowance increased by $27 thousand and $7.5 million during the years ended December 31, 2019 and 2018, respectively, which was primarily due to the generation of net operating losses and tax credits.

The Company applies the provisions of ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established.  A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2016 through 2019. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not recently conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the last study was completed due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since the last study was completed, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Amount established upon adoption	$1,200	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	—	—	—
Balance as of end of year	$1,200	$1,200	$1,200

(11) Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.1 million for each of the years ended December 31, 2019, 2018 and 2017.

(12) Quarterly Results (Unaudited)

	Three Month Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, expect per share data)
	(unaudited)
Revenues	$1,611	$703	$25,717	$764
Operating expenses	9,307	5,597	6,867	7,398
Loss from operations	(7,696)	(4,894)	18,850	(6,634)
Change in fair value of PIPE Warrant liability	8,815	2,210	(1,954)	2,506
Other income (expense), net	(564)	(451)	(467)	(333)
Net income (loss)	$555	$(3,135)	$16,429	$(4,461)

Basic net income (loss) per share
Net income (loss) per share	$0.04	$(0.20)	$1.02	$(0.28)
Weighted average number of common shares outstanding	13,230	15,902	16,074	16,077
Diluted net income (loss) per share
Net income (loss) per share	$(0.62)	$(0.20)	$1.02	$(0.28)
Weighted average number of common shares and dilutive common share equivalents outstanding	13,283	15,902	16,083	16,077

	Three Month Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, expect per share data)
	(unaudited)
Revenues	$1,026	$433	$2,467	$1,483
Operating expenses	8,056	7,005	7,879	7,826
Loss from operations	(7,030)	(6,572)	(5,412)	(6,343)
Change in fair value of PIPE Warrant liability	(1,465)	11,125	(16,172)	26,431
Other expense, net	(493)	(549)	(579)	1,730
Net income (loss)	$(8,988)	$4,004	$(22,163)	$21,818

Basic net income (loss) per share
Net income (loss) per share	$(0.76)	$0.34	$(1.84)	$1.75
Weighted average number of common shares outstanding	11,884	11,894	12,013	12,439
Diluted net income (loss) per share
Net income (loss) per share	$(0.76)	$(0.55)	$(1.84)	$(0.35)
Weighted average number of common shares and dilutive common share equivalents outstanding	11,884	12,869	12,013	13,358

(13) Legal Proceedings

On February 25, 2019, a class action lawsuit was filed against the Company and certain of its present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT (the “2019 Class Action”).  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint. The amended complaint also names Michael Needle as a defendant.  The amended complaint purports to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019.  It generally alleges that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, the defendants filed a motion to dismiss the amended complaint. On December 4, 2019, the plaintiffs filed an opposition to the motion to dismiss, and on January 15, 2020, the defendants filed a reply in support of their motion to dismiss. The Company denies any allegations of wrongdoing and intends to vigorously defend against this lawsuit. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

On July 8, 2019 and July 10, 2019, two derivative lawsuits were filed against the Company, certain of its present and former officers and its directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets.  On July 24, 2019, the parties filed a joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. On July 26, 2019, the court granted that motion.  The Company is unable to predict the outcome of these lawsuits at this time.

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

On December 26, 2017, the parties entered into a binding memorandum of understanding (the “MOU”) to settle the 2013 Class Action.  Under the terms of the MOU, the Company agreed to cause certain of the Company’s and the individual defendants’ insurance carriers to provide the 2013 Class with a cash payment of $15.0 million, which included the cash amount of any attorneys’ fees or litigation expenses that the District Court may award.  Additionally, the Company agreed to issue to the 2013 Class the Settlement Warrants, for the purchase of 0.2 million shares of the Company’s common stock, which, subject to certain conditions, are exercisable from the date of issue until the expiration of a one-year period after the date of issue at an exercise price of $3.00 per share, equal to the closing price on December 22, 2017, the trading day prior to the execution of the MOU. On January 29, 2018, the parties entered into a definitive Stipulation of Settlement (the “Stipulation”), which was filed with the District Court on February 2, 2018.  On February 8, 2018, the District Court issued an order preliminarily approving the terms of the Stipulation.  In February 2018, the insurance carriers funded the settlement escrow account for the $15.0 million cash settlement. On May 30, 2018, the District Court held the Final Approval Hearing and approved the settlement and the plaintiffs’ request for attorneys’ fees and expenses, subject to the Final Judgment. Upon the conclusion of a standard 30-day appeal period, the Effective Date was deemed to be June 29, 2018. On July 16, 2018, the Company issued and delivered the Settlement Warrants in accordance with the Stipulation and filed a corresponding shelf registration statement to register the shares of common stock underlying the Settlement Warrants which was declared effective by the SEC on July 25, 2018. All 0.2 million Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

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

In 2013, the SEC also served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. In September 2017 and October 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them. In November 2018, the

District Court jury ruled against the remaining former officer.  In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. In October 2019, the District Court denied the motion, and in December 2019, the individual filed a notice of appeal with the First Circuit Court of Appeals.  The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AVEO Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

March 16, 2020

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Business—Information about Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2020 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-34655	08/08/2019	3.1

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant	8-K	001-34655	02/19/2020	3.1

3.3	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock					X

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

4.3	Warrant Agreement, dated July 16, 2018, by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Warrant Agent	8-K	001-34655	07/16/2018	4.1

4.4	Form of Offering Warrant	8-K	001-34655	04/04/2019	4.1

4.5	Description of Registered Securities					X

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1

10.2	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.3	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.4	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.5	2019 Equity Incentive Plan	DEF-14A	001-34655	04/30/2019	Appendix A

10.6	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.7	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.8	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2

10.9	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1

10.10	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.11	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

10.12	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4

10.13	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.14	Offer Letter by and between the Registrant and Karuna Rubin dated June 16, 2015	10-K	001-34655	3/14/2019	10.21

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.15	Severance and Change in Control Agreement, dated March 13, 2019, by and between the Registrant and Karuna Rubin	10-K	001-34655	3/14/2019	10.22

10.16	Offer Letter by and between the Registrant and Erick Lucera, dated December 12, 2019					X

10.17	Severance and Change in Control Agreement, dated January 6, 2020, by and between the Registrant and Erick Lucera					X

	Material Contracts—Financing Agreements

10.18	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.19	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.20	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1

10.21	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

	Material Contracts—License and Strategic Partnership Agreements

10.22†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.23††	Amendment to License Agreement, dated as of August 1, 2019, by and between the Registrant and Kyowa Kirin Co., Ltd.	8-K	001-34655	8/01/2019	10.1

10.24†	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	S-1	333-163778	12/16/2009	10.26

10.25†	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-Q	001-34655	05/07/2014	10.1

10.26†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.27†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.28†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

10.29†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1

10.30†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

	Additional Exhibits

10.31	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1

10.32	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein	10-Q	001-34655	5/8/2018	10.2

21.1	Subsidiaries of the Registrant					X

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.
††	Certain portions of this exhibit are subject to confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: March 16, 2020	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bailey	President, Chief Executive Officer and Director	March 16, 2020
Michael Bailey	Principal Executive Officer

/s/ ERICK LUCERA	Chief Financial Officer	March 16, 2020
Erick Lucera	Principal Financial and Accounting Officer

/s/ Kenneth M. Bate	Director	March 16, 2020
Kenneth M. Bate

/s/ Anthony B. Evnin	Director	March 16, 2020
Anthony B. Evnin

/s/ ROBERT C. YOUNG	Director	March 16, 2020
Robert C. Young

/s/ GREGORY T. MAYES	Director	March 16, 2020
Gregory T. Mayes

/s/ SCARLETT SPRING	Director	March 16, 2020
Scarlett Spring