Form 10-Q
period 2020-03-31
AVEO PHARMACEUTICALS, INC.
filed 2020-04-30
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

30 Winter Street, Boston, Massachusetts 02108

(Address of Principal Executive Offices) (Zip Code)

(857) 400-0101

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 27, 2020: 16,080,616.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$23,457	$29,785
Marketable securities	10,163	17,960
Accounts receivable	2,779	1,631
Clinical trial retainers	402	589
Other prepaid expenses and other current assets	263	635
Total current assets	37,064	50,600
Property and equipment, net	100	—
Operating lease right-of-use asset	1,225
Other assets	158	—
Total assets	$38,547	$50,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,965	$1,466
Accrued clinical trial costs and contract research	5,100	5,680
Other accrued liabilities	1,476	2,336
Operating lease liability	438	—
Loans payable, net of discount	9,876	9,569
Deferred revenue	1,974	1,974
Deferred research and development reimbursements	210	93
Total current liabilities	22,039	21,118
Loans payable, net of current portion and discount	3,610	6,197
Deferred revenue	2,059	2,552
PIPE Warrant liability (Note 7)	2,449	5,097
Operating lease liability, non-current	592	—
Other liabilities (Note 6)	790	790
Total liabilities	31,539	35,754
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at each of March 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value: 50,000 shares authorized at March 31, 2020 and December 31, 2019; 16,081 shares issued and outstanding at each of March 31, 2020 and December 31, 2019	161	161
Additional paid-in capital	600,849	600,306
Accumulated deficit	(594,002)	(585,621)
Total stockholders’ equity	7,008	14,846
Total liabilities and stockholders’ equity	$38,547	$50,600

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaboration and licensing revenue	$493	$1,454
Partnership royalties	291	157
	784	1,611
Operating expenses:
Research and development	7,826	6,852
General and administrative	3,672	2,455
	11,498	9,307
Loss from operations	(10,714)	(7,696)
Other income, net:
Interest expense, net	(315)	(564)
Change in fair value of PIPE Warrant liability	2,648	8,815
Other income, net	2,333	8,251
Net income (loss)	$(8,381)	$555

Basic net income (loss) per share
Net income (loss) per share	$(0.52)	$0.04
Weighted average number of common shares outstanding	16,081	13,230

Diluted net income (loss) per share
Net income (loss) per share	$(0.52)	$(0.62)
Weighted average number of common shares and dilutive common share equivalents outstanding	16,081	13,283

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(8,381)	$555
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive income (loss)	$(8,381)	$555

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	16,081	$161	$600,306	$—	$(585,621)	$14,846
Stock-based compensation expense related to equity- classified awards	—	—	543	—	—	543
Net loss	—	—	—	—	(8,381)	(8,381)
Balance at March 31, 2020	16,081	$161	$600,849	$—	$(594,002)	$7,008

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2018	12,648	$126	$567,655	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,252	13	7,499	—	—	7,512
Stock-based compensation expense related to equity- classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	13,900	$139	$575,738	$1	$(594,454)	$(18,576)

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(8,381)	$555
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	543	584
Non-cash interest expense	109	166
Non-cash change in fair value of PIPE Warrant liability	(2,648)	(8,815)
Amortization of premium and discount on investments	(51)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,148)	455
Prepaid expenses and other current assets	559	241
Other noncurrent assets	(1,383)	—
Accounts payable	1,499	(1,390)
Accrued contract research	(580)	98
Other accrued liabilities	(860)	(778)
Other current liabilities	438	—
Deferred revenue	(493)	546
Deferred research and development reimbursements	117	(118)
Other non-current liabilities	592	—
Net cash used in operating activities	(11,687)	(8,456)
Investing activities
Purchases of property and equipment	(100)	—
Purchases of marketable securities	(7,152)	—
Proceeds from maturities and sales of marketable securities	15,000	—
Net cash provided by investing activities	7,748	—
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	7,512
Payment of principal of loan payable (Note 6)	(2,389)	—
Net cash (used in) provided by financing activities	(2,389)	7,512
Net decrease in cash and cash equivalents	(6,328)	(944)
Cash and cash equivalents at beginning of period	29,785	24,427
Cash and cash equivalents at end of period	$23,457	$23,483
Supplemental cash flow information
Cash paid for interest	$368	$507
Right-of-use asset obtained in exchange for operating lease liabilities	$1,225	$—
Non-cash operating activity
Deferred offering costs accrued at period end	$—	$212

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company developing and seeking to commercialize its pipeline of product candidates designed to provide a better life for patients with cancer.  The Company’s strategy is to focus its efforts and resources toward development and commercialization of its product candidates in North America while leveraging partnerships to support development and commercialization in other geographies.  Its pipeline of product candidates under development includes tivozanib (FOTIVDA®), a vascular endothelial growth factor receptor tyrosine kinase inhibitor, which is approved in the European Union, the United Kingdom, Norway, New Zealand and Iceland for the treatment of adult patients with advanced renal cell carcinoma (“RCC”) and is in development for other indications; ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody, as a potential treatment for various cancer types; AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity and Going Concern

The Company has financed its operations to date primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. As of March 31, 2020, the Company had working capital of $15.0 million and an accumulated deficit of $594.0 million.

The Company is subject to a number of risks, including the need for substantial additional capital to continue its development programs and to fulfill its planned operating goals. In particular, the Company’s currently planned operating and capital requirements include the need for substantial working capital to support the development and commercialization activities for its lead product candidate, tivozanib. The Company submitted a New Drug Application (an “NDA”) to the U.S. Food and Drug Administration (the “FDA”) on March 31, 2020 for tivozanib for the treatment of patients with RCC. As of March 31, 2020, the Company had approximately $33.6 million in cash, cash equivalents and marketable securities. Based on its available cash resources, the Company does not have sufficient cash on hand to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•

Earn royalty payments pursuant to the Company’s license agreement (the “EUSA Agreement”) with EUSA Pharma (UK) Limited (“EUSA”). In August 2017, EUSA obtained marketing approval from the European Medicines Agency (the “EMA”) for tivozanib (FOTIVDA) for the treatment of RCC.

•

Earn milestone payments pursuant to the collaboration and license agreements described in Note 4 or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

•

Raise funding through the possible sale of the Company’s common stock, including public or private equity financings and / or sales of the Company’s common stock under the Leerink Sales Agreement, as discussed in Note 7.

•	Partner a portion or all rights to the Company’s portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $4.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France and Italy, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the European Union (the “EU”), as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to

Kyowa Kirin Co. (formerly Kirin Brewery Co., Ltd.) (“KKC”) pursuant to the Company’s license agreement with KKC (the “KKC Agreement”). The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s TIVO-3 trial, up to $20.0 million, if EUSA elects to opt-in to that study. This research and development reimbursement payment would not be subject to the 30% sublicense fee payable to KKC, subject to certain limitations. Refer to Note 4 “Collaborations and License Agreements - KKC” for further details.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. Refer to Part II, Item 1A. — Risk Factors – Risks Related to the COVID-19 Pandemic, included elsewhere in this Quarterly Report on Form 10-Q regarding the adverse impact of the COVID-19 pandemic on, among other things, capital market conditions.

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

Under Accounting Standards Codification (“ASC”) 205-40, the future receipt of potential funding from the Company’s collaborators and other resources cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2019 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020.

      Effective as of 5:00 p.m. Eastern Time on February 19, 2020, the Company effected a 1-for-10 reverse stock split of its common stock. All references to shares of common stock outstanding and per share amounts in these condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. Refer to Note 7, “Common Stock” for further details.

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

The following table summarizes the total revenues earned in the three months ended March 31, 2020 and 2019, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended March 31,
	2020	2019
EUSA	$784	$1,611
Total	$784	$1,611

Leases

  The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company made an accounting policy election not to recognize right-of-use assets or related lease liabilities with a lease term of twelve months or less in its Consolidated Balance Sheet. Such short-term lease payments are recorded in its Consolidated Statements of Operations in the period in which the obligation for those payments was incurred.

   As of the date of initial application of ASU 2016-02, the Company’s lease arrangement for its former corporate headquarters at One Broadway, Cambridge, Massachusetts was cancellable within 30 days’ notice to its landlord and excluded any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. The Company recognized approximately $0.2 million in short-term operating lease expense in its Consolidated Statements of Operations in each of the three months ended March 31, 2020 and 2019.

   Application of ASC 842 policy elections to leases post adoption

    The Company has made certain accounting policy elections to apply to its leases executed post adoption of ASU 2016-02 , or subsequent to January 1, 2019, as further described below.

   In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. The Company made an accounting policy election to combine lease and non-lease components as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

    At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable.

     Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

       ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification.

       30 Winter Street Lease

      On March 5, 2020, the Company entered into a sublease agreement for office space located at 30 Winter Street in Boston, Massachusetts (the “Winter Street Sublease”) to relocate the Company’s corporate headquarters previously located at One Broadway in Cambridge, Massachusetts. Under the terms of the Winter Street Sublease, the Company leases 10,158 square feet of office space for $47.00 per square foot, or approximately $0.5 million per year in base rent subject to certain operating expenses, taxes and annual base rent increases of approximately 3%. The Winter Street Sublease commenced when the space became available for use by the Company on March 24, 2020 and will continue until its expiration on November 30, 2022. Upon commencement of the Winter Street Sublease, the Company paid a security deposit, in the amount of $0.3 million, which is subject to certain reductions to be applied to future base rent payments provided that no event of default has occurred in the preceding twelve months. The Company intends to occupy its Winter Street location subsequent to the lifting of the COVID-19 stay-at-home advisory in Massachusetts.

     The Company is accounting for the Winter Street Sublease under ASC 842 using its initial 2.7-year term through November 30, 2022 and will reassess the lease term on a quarterly basis. In applying ASC 842, the Company classified the Winter Street Sublease as an operating lease and recorded a right-of-use asset of approximately $1.2 million and a lease liability of approximately $1.0 million upon the effective lease commencement date. In calculating the lease liability, the Company used the present value of all future lease payments using an incremental borrowing rate of 7.58%.

      In connection with the execution of the Winter Street Sublease, the Company also entered into a Purchase Agreement for furniture (the “Furniture Purchase Agreement”) located on the premises upon the lease commencement. Upon execution of the Furniture Purchase Agreement, the Company paid the $0.1 million purchase price and recorded the furniture acquisition as property and equipment, net.

As of March 31, 2020, future minimum lease payments under the Company’s Winter Street Sublease are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 9 months)	358
2021	385
2022	328
Total lease payments	1,071
Less imputed interest	(41)
Total operating lease liabilities	$1,030

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of March 31, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded non-cash gains of approximately $2.6 million and $8.8 million in the three months ended March 31, 2020 and 2019, respectively, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from lower stock prices as of March 31, 2020 and 2019 relative to prior periods. No PIPE Warrants were exercised during the three months ended March 31, 2020 and 2019.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2020 (in thousands):

Fair value at January 1, 2020	$5,097
Decrease in fair value	(2,648)
Fair value at March 31, 2020	$2,449

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2019	March 31, 2020
Expected price volatility	76.25%	133.07%	153.57%
Expected term (in years)	5.00	1.50	1.25
Risk-free interest rates	1.22%	1.59%	0.17%
Stock price	$8.90	$6.20	$3.62
Dividend yield	—	—	—

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

Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months, but not longer than 24 months. The Company invests in high-grade corporate obligations, including commercial paper, and U.S. government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the condensed consolidated balance sheets.

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

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2020
Cash and cash equivalents:
Cash and money market funds	$23,457	$—	$—	$23,457
Total cash and cash equivalents	23,457	—	—	23,457

Marketable securities:
Corporate debt securities due within 1 year	$10,163	$—	$—	$10,163
Total marketable securities	10,163	—	—	10,163
Total cash, cash equivalents and marketable securities	$33,620	$-	$-	$33,620

December 31, 2019
Cash and cash equivalents:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	4,507	—	—	4,507
Total cash and cash equivalents	29,785	—	—	29,785

Marketable securities:
Corporate debt securities due within 1 year	$17,960	$—	$—	$17,960
Total marketable securities	17,960	—	—	17,960
Total cash, cash equivalents and marketable securities	$47,745	$—	$—	$47,745

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

As of March 31, 2020, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in U.S. government money market funds, and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the three months ended March 31, 2020, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of March 31, 2020, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at March 31, 2020 and December 31, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$23,457	$—	$—	$23,457
Total cash and cash equivalents	$23,457	$—	$—	$23,457
Marketable securities:
Corporate debt securities due within 1 year	$—	$10,163	$—	$10,163
Total marketable securities	$—	$10,163	$—	$10,163
Total cash, cash equivalents and marketable securities	$23,457	$10,163	$—	$33,620
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$2,449	$2,449

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	—	4,507	—	4,507
Total cash and cash equivalents	$25,278	$4,507	$—	$29,785
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,960	$—	$17,960
Total marketable securities	$—	$17,960	$—	$17,960
Total cash, cash equivalents and marketable securities	$25,278	$22,467	$—	$47,745
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,097	$5,097

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

For the three months ended March 31, 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive. In the three months ended March 31, 2020, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants, respectively. Refer to Note 7, “Common Stock—Private Placement – May 2016 and Public Offering – April 2019” for further discussion of these warrants.

For the three months ended March 31, 2019, common equivalent shares include the incremental common shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, and exclude the incremental common shares issuable upon the exercise of stock options and the Settlement Warrants (as defined in Note 7) as their effect would be anti-dilutive. In the three months ended March 31, 2019, the average market prices of the Company’s common stock were below the exercise price of $30.00 per share for the Settlement Warrants.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019, respectively (in thousands except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to AVEO common stockholders	$(8,381)	$555
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	—	(8,815)
Diluted net income (loss) attributable to AVEO common stockholders	$(8,381)	$(8,260)

Weighted-average shares of common stock outstanding	16,081	13,230

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants	—	53
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	16,081	13,283
Basic net income (loss) per share	$(0.52)	$0.04
Diluted net income (loss) per share	$(0.52)	$(0.62)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Outstanding at March 31,
	2020	2019
Options outstanding	1,556	1,019
Offering Warrants outstanding	2,500	—
PIPE Warrants outstanding	1,684	—
Settlement Warrants outstanding	—	200
Total	5,740	1,219

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

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the three months ended March 31, 2020 and 2019, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$115	$170
General and administrative	428	414
Total	$543	$584

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2020, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2020. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2020, the Company had no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of the PIPE Warrant liability, measurement of stock-based compensation, measurement of right-of-use assets and lease liabilities, and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the condensed consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is assessing the impact ASU 2019-12 will have on its consolidated financial statements.

(4) Collaborations and License Agreements

Out-License and Collaboration Agreements

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (PD-L1), in combination with tivozanib as a first-line treatment for patients with advanced, unresectable hepatocellular carcinoma (“HCC”) in an open-label, multi-center, randomized phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.4 million in the three months ended March 31, 2020. The Company did not incur any external costs under the AstraZeneca Agreement as of March 31, 2019. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.7 million as of March 31, 2020.

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

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No milestones had been achieved by CANbridge in the three months ended March 31, 2020 and 2019, respectively.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first of which was obtained in New Zealand in July 2019. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor the $20.0 million research and development reimbursement payment for EUSA’s opt-in to the Company’s TIVO-3 trial were earned in the three months ended March 31, 2020.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.3 million and $0.2 million in the three months ended March 31, 2020 and 2019, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $0.8 million and $1.6 million in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was approximately $4.0 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended March 31,	Three Months Ended March 31,
Revenue Type	Date Achieved	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$99
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	1,039
		$493	$1,454
Partnership Royalties		291	157
Total		$784	$1,611

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the three months ended March 31, 2020 (in thousands):

Contract Assets				Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance March 31, 2020
Accounts Receivable				$270	$291	$—	$561

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance March 31, 2020
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$907	$—	$(98)	$809
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	1,448	—	(158)	1,290
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	724	—	(79)	645
Milestone - German reimbursement approval	2,000	November 2018	December 2018	723	—	(79)	644
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	724	—	(79)	645
Total	$12,500			$4,526	$-	$(493)	$4,033

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

The Company recognized reductions in research and development expenses of approximately $0.1 million in each of the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had recognized approximately $1.9 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of March 31, 2020 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

Novartis

In August 2015, the Company entered into a license agreement (the “Novartis Agreement”) with Novartis International Pharmaceutical, Ltd. (“Novartis”), under which the Company granted Novartis the exclusive right to develop and commercialize AV-380 and the Company’s related antibodies worldwide. On June 29, 2018, Novartis notified the Company that it would be terminating the Novartis Agreement without cause, following a change in strategic direction at Novartis.  Effective August 28, 2018 the Company regained the rights to AV-380, and on December 19, 2018, the Company entered into a new agreement with Novartis (the “AV-380 Transfer Agreement”) to further establish and clarify the terms on which Novartis would return the AV-380 program to the Company and to support the Company’s continuing development of the AV-380 program. Pursuant to the AV-380 Transfer Agreement, Novartis made a one-time payment to the Company of $2.3 million in January 2019, which the Company used to cover the $2.3 million time-based milestone obligation due to St. Vincent’s Hospital Sydney Limited (“St. Vincent’s”) in January 2019 under its license agreement as further described below under the heading “—In-License Agreements – St. Vincent’s.”

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

    Also, the Company and Biodesix are currently funding an investigator-sponsored clinical trial for ficlatuzumab in combination with ERBITUX® (cetuximab) in squamous cell carcinoma of the head and neck. In addition, the Company amd Biodesix are funding the remaining start-up costs in connection with a Company-sponsored phase 2 clinical trial of ficlatuzumab in combination with Cytosar (cytarabine) in acute myeloid leukemia (the “CyFi-2 Trial”). In March 2020, the Company and Biodesix decided to discontinue the CyFi-2 trial that the parties initiated in November 2019, due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.6 million and $0.1 million in the three months ended March 31, 2020 and 2019, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $1.3 million as of March 31, 2020.

Biogen Idec International GmbH

In March 2009, the Company entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of the Company’s discovery-stage ErbB3-targeted antibodies, including AV-203, for the potential treatment and diagnosis of cancer and other diseases outside of North America (the “Biogen Agreement”). Under the Biogen Agreement, the Company was responsible for developing ErbB3 antibodies through completion of the first phase 2 clinical trial designed in a manner that, if successful, will generate data sufficient to support advancement to a phase 3 clinical trial.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of March 31, 2020, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million,  upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. As further described above under the heading “—Novartis”, the Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation, accordingly, the Company did not owe KKC another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KKC when the Company filed its then anticipated NDA with the FDA, which was subsequently filed on March 31, 2020.

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

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. No milestones were achieved by KKC pursuant to the amendment to the KKC Agreement in the three months ended March 31, 2020. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Professional fees	$402	$806
Compensation and benefits	734	1,284
Other	340	246
Total	$1,476	$2,336

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

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of March 31, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of March 31, 2020 was approximately $13.8 million.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.3 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of March 31, 2020, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2020 are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 9 months)	8,271
2021	7,254
15,525
Less amount representing interest	(959)
Less unamortized discount	(290)
Less deferred charges	(790)
Less loans payable current, net of discount	(9,876)
Loans payable, net of current portion and discount	$3,610

(7) Common Stock

As of March 31, 2020, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 16,080,616 shares were issued and outstanding.

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

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance upon their scheduled expiration in April 2021. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of March 31, 2020, Offering Warrants to purchase 2,500,000  shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 470,777 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 1,251,555 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of March 31, 2020, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Settlement Warrants

On July 16, 2018, the Company issued and delivered 200,000 warrants to purchase shares of its common stock that the Company agreed to issue in connection with the settlement of the former 2013 class action lawsuit (the “Settlement Warrants”). The Settlement Warrants were exercisable for a one-year period after the date of issuance at an exercise price equal to $30.00 per share. All 200,000 Settlement Warrants expired on July 15, 2019 as none of the warrants had been exercised during the one-year exercise period.

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

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $10.00 per share and are exercisable for a period of five years from the date of issuance until their scheduled expiration in May 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of March 31, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

(8) Stock-based Compensation

Stock Incentive Plan

The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017.

In April 2019, the Company’s Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and on June 12, 2019 the stockholders approved the 2019 Plan at the Annual Meeting of Stockholders. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) the grant of equity awards such as stock options and restricted stock, (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the award for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company, (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the Board of Directors, which generally are equal to four years, and (iv) that options generally expire ten years from the date of grant.

Awards may be made under the 2019 Plan for up to the sum of (i) 1,000,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2020, there were 504,697 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,168,222	$16.77
Granted	415,502	$5.81
Exercised	—	$—
Forfeited	(27,518)	$29.73
Outstanding at March 31, 2020	1,556,206	$13.62	7.79	$—
Exercisable at March 31, 2020	734,889	$19.02	6.18	$—

The aggregate intrinsic value is based upon the Company’s closing stock price of $3.62 on March 31, 2020.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below.

	Three Months Ended March 31,
	2020	2019
Volatility factor	94.37% - 94.51%	88.27% - 90.49%
Expected term (in years)	6.25	5.50 - 6.25
Risk-free interest rates	1.52% - 1.67%	2.24% - 2.55%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $4.50 and $4.60, respectively.

As of March 31, 2020, there was $5.5 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.0 years.

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

In 2013, the SEC also served a subpoena on the Company for documents and information concerning tivozanib, including related communications with the FDA, investors and others. In September 2015, the SEC invited the Company to discuss the settlement of potential claims asserting that the Company violated federal securities laws by omitting to disclose to investors the recommendation by the staff of the FDA on May 11, 2012, that the Company conduct an additional clinical trial with respect to tivozanib. On March 29, 2016, the SEC filed a complaint against the Company and three of its former officers in the District Court alleging that the Company misled investors about its efforts to obtain FDA approval for tivozanib. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to the entry of a final judgment pursuant to which the Company paid the SEC a $4.0 million civil penalty to settle the SEC’s claims against it. As this settlement was probable and estimable as of December 31, 2015, the Company recorded an estimated settlement liability of $4.0 million and recorded a corresponding loss in the Statement of Operations as a component of operating expenses.  On March 31, 2016, the District Court entered a final judgment which (i) approved the settlement; (ii) permanently enjoined the Company from violating Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 13(a) of the Exchange Act and rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder; and (iii) ordered the Company to pay the agreed-to civil penalty. In September 2017 and October 2017, respectively, two of the Company’s former officers consented to entry of final judgment to settle the SEC’s claims against them. In November 2018, the District Court jury ruled against the remaining former officer.  In April 2019, that individual moved for judgment as a matter of law or in the alternative for a new trial. In October 2019, the District Court denied the motion. In December 2019, the individual appealed this decision to the U.S. Court of Appeals for the First Circuit (No. 19-2264). The Company is not a party to the litigation between the SEC and the remaining former officer, and the Company can make no assurance regarding the outcome of that action or the SEC’s claims against that individual.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Information

This report contains forward-looking statements regarding, among other things, our future development efforts, our collaborations, our future operating results and financial position, our business strategy, our prospects and other objectives for our operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “intend,” “may,” “might,” “plan,” “project,” “target,” “will,” “would,” “could,” “should” and other words and terms of similar meaning, although not all forward-looking statements contain such identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. We caution you that there are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by these forward-looking statements. These risks and uncertainties include risks relating to the impact of the COVID-19 pandemic on our clinical trials and other business operations as well as those inherent in pharmaceutical research and development, such as adverse results in our clinical development activities, our ability to obtain any necessary financing to conduct our planned activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our existing and future strategic partners, and other risk factors. Please refer to the section entitled “Risk Factors” in Item 1A of Part II and elsewhere in this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to update any forward-looking statements. Unless otherwise indicated, all information in this Quarterly Report on Form 10-Q gives effect to a 1-for-10 reverse stock split of our common stock that became effective on February 19, 2020, and all references to shares of common stock outstanding and per share amounts give effect to the reverse stock split.

Overview

We are a biopharmaceutical company developing and seeking to commercialize our pipeline of product candidates designed to provide a better life for patients with cancer.  Our strategy is to focus our efforts and resources toward development and commercialization of our product candidates in North America while leveraging partnerships to support development and commercialization in other geographies.  Our pipeline of product candidates under development includes tivozanib (FOTIVDA®), a vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI, which is approved in the European Union, the United Kingdom, Norway, New Zealand and Iceland for the treatment of adult patients with advanced renal cell carcinoma, or RCC, and is in development for other indications; ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory antibody, as a potential treatment for various cancer types; AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway.

Business Update Regarding COVID-19.  The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.  Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce.  In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs.  For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic, included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib.  We are working to develop and commercialize tivozanib in North America as a treatment for relapsed or refractory metastatic RCC.  In November 2018 we announced that our TIVO-3 trial, a phase 3 clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC, met its primary endpoint of improving progression-free survival, or PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (hazard ratio (HR)=0.73, p=0.02).  The first prespecified interim analysis of overall survival, or OS, a secondary endpoint, showed an OS HR of 1.12 (p=0.44).  These data were immature, but favored sorafenib.  In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS HR of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib.  The U.S. Food and Drug Administration, or FDA, in its feedback regarding the August 2019 OS analysis, recommended that we not submit a new drug application, or NDA, for tivozanib at that time, stating that it remained concerned about the OS results of the TIVO-3 trial in the context of the overall development of tivozanib, including an OS trend favoring sorafenib in our prior TIVO-1 trial.

After considering the FDA’s feedback, we submitted our NDA to the FDA on March 31, 2020 seeking marketing approval of tivozanib as a treatment for relapsed or refractory RCC, and we also determined to perform a third and final OS analysis based on a May 1, 2020 cutoff date.  We intend to report the final OS results to the FDA by June 2020.  We and the FDA agreed that if the final analysis yielded an OS HR above 1.00, we will withdraw our NDA.

As our TIVO-3 trial is nearing completion, the amount of monitoring and data collection required has decreased. However, in-person site visits are currently on hold at certain of the clinical trial sites in the United States and Europe for our TIVO-3 trial, and site monitoring visits and data collection are being conducted remotely to the extent possible due to the COVID-19 pandemic. At this time, the extent of any adverse impact on the TIVO-3 trial cannot be predicted with any level of certainty and will depend on numerous evolving factors, which are highly uncertain.  We have sufficient clinical supply of tivozanib manufactured to complete the TIVO-3 trial. For patients that are still on the trial, we have shipped additional supply of study drug in the event that our distribution channels are impacted by the COVID-19 pandemic.

We have sublicensed tivozanib to EUSA Pharma (UK) Limited, or EUSA, in Europe and other territories outside of North America. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in additional countries. Pursuant our license agreement with EUSA, or the EUSA Agreement, which we entered into in December 2015, we are entitled to receive certain milestone payments as well as research and development reimbursement payments. Upon commercialization, we are eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has reported to us that to date, it has not experienced a decrease in sales or interruptions in supply or distribution of FOTIVDA due to the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.

We have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and in hepatocellular carcinoma, or HCC.  In September 2019, we presented final PFS results of our TiNivo trial at the European Society for Medical Oncology 2019 Congress.  The TiNivo trial is a phase 1b/2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first- and second-line treatment of RCC. We sponsored the trial, for which Bristol-Myers Squibb, or BMS, supplied nivolumab. The combination required few dose reductions and showed additive or synergistic activity for overall response rate and PFS in both treatment naïve and previously treated patients with RCC. In the fourth quarter of 2019, we initiated enrollment in the DEDUCTIVE trial, an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in the first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy.  Pursuant to our clinical supply agreement with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, we serve as the study sponsor, each party contributes the clinical supply of its study drug and external study costs are otherwise shared equally.

At certain of the clinical trial sites in our DEDUCTIVE trial, in-person site visits are currently on hold, and site initiation visits, site monitoring visits and data collection are being conducted remotely to the extent possible due to the COVID-19 pandemic. We do not yet know whether remote management of these functions will prove to be sufficient. Some of the clinical trial sites for our DEDUCTIVE trial have also suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. Accordingly, we expect to experience delays in enrollment for our DEDUCTIVE trial. We have sufficient clinical supply of tivozanib manufactured to complete the DEDUCTIVE trial. The DEDUCTIVE trial also requires treatment with durvalumab, which is administered intravenously and supplied by AstraZeneca.  Any interruptions in AstraZeneca’s supply of durvalumab for the trial will impact patient treatment.  In addition, certain clinical trial sites are not currently performing in-hospital treatment of patients, who are instead being treated at alternative facilities. The extent and impact of disruptions on patient treatment and trial management of our DEDUCTIVE trial due to the COVID-19 pandemic are uncertain.

We licensed rights to tivozanib from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC in December 2006.  Pursuant to our license agreement with KKC, or the KKC Agreement, we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. On August 1, 2019, we entered into an amendment to the KKC Agreement, or the KKC Amendment, pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and KKC has upfront, milestone and royalty payment obligations to us under the KKC Amendment related to non-oncology development by KKC in our territory. Pursuant to the KKC Amendment, KKC  made a $25.0 million upfront payment to us in September 2019 and waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the United States.

Ficlatuzumab.  We have seen promising early results for ficlatuzumab as a potential treatment of squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer in clinical studies conducted with Biodesix, Inc., or Biodesix, under a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement.

Under the Biodesix Agreement, we and Biodesix each contribute half of the development costs of ficlatuzumab. We and Biodesix are funding an investigator-sponsored study of ficlatuzumab in ERBITUX® (cetuximab) refractory patients in HNSCC. In January2020, we announced results from an investigator-sponsored study of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer. In March 2020, we decided to discontinue the CyFi-2 trial, which was a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML that we initiated in November 2019, due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

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

AV-380.  In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s. Pursuant to our license agreement with St. Vincent’s, or the St. Vincent’s Agreement, we are required to make certain milestone payments and upon commercialization, tiered royalties on net sales to St. Vincent’s.  In August 2015, we granted Novartis International Pharmaceutical Ltd., or Novartis, the exclusive right to develop and commercialize AV-380 and our related antibodies worldwide.  Novartis subsequently terminated the agreement and in August 2018, we regained worldwide rights to the AV-380 program. We are currently performing preclinical toxicology studies to support a potential investigational new drug, or IND, filing with the FDA in the second half of 2020.

AV-353.  We are currently evaluating options to develop AV-353.

We do not have a history of generating operating profits and, as of March 31, 2020, we had an accumulated deficit of $594.0 million. Our revenue was $0.8 million and $1.6 million and losses from operations were $10.7 million and $7.7 million in the three months ended March 31, 2020 and 2019, respectively. We recorded a net loss of $8.4 million in the three months ended March 31, 2020 and net income of $0.6 million in the three months ended March 31, 2019. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan. As of March 31, 2020, we had approximately $33.6 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we do not have sufficient cash on hand to fund current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern. We expect that, in order to obtain additional funding, we will need to receive additional milestone payments and royalties from our partners and / or complete additional public or private financings of debt or equity. We may also seek to procure additional funds through future arrangements with collaborators, licensees or other third parties, and these arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates. We may not receive milestone payments or be able to complete financings or enter into third-party arrangements on acceptable terms, if at all. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below and Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

We do not have a history of being profitable and, as of March 31, 2020, we had an accumulated deficit of $594.0 million. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

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

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships, and the payments that we receive upon the sale of our products, to the extent any are successfully commercialized. On March 31, 2020, we submitted an NDA to the FDA for tivozanib as a treatment for relapsed or refractory RCC.  If we or our strategic partners fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

   We anticipate that research and development expenses during the remainder of 2020 will decrease, principally due to lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as these trials are nearing completion and the discontinuation of the CyFi-2 trial, partially offset by increases related to costs in connection with enrolling patients in the DEDUCTIVE trial and the completion of AV-380 pre-clinical development. Accordingly, the timing and nature of activities contemplated during the remainder of 2020 will be conducted subject to the availability of sufficient financial resources.

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

Uncertainties of Estimates Related to Research and Development Expenses

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval for each of our product candidates is costly and time-consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the risk benefit profile of the product candidates’ clinical activity, investment in the program, competition, manufacturing capabilities and commercial viability.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses, benefits, travel and stock-based compensation for employees in executive, finance, legal, business development, information technology and human resource functions. Other general and administrative expenses include facility and information technology-related costs not otherwise included in research and development expenses, professional fees for audit, tax, general legal, patent legal, public relations and consulting services, and directors’ fees.

We anticipate that our general and administrative expenses during the remainder of 2020 will principally remain at 2019 levels, excluding substantive commercial launch-readiness activities that we may undertake contingent upon the outcome of the final OS results for our TIVO-3 trial that we expect to report in June 2020 and subject to the availability of sufficient financial resources.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 1,764,242 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. As of March 31, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3, “Significant Accounting Policies - Warrants Issued in Connection with Private Placement” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We recorded non-cash gains of approximately $2.6 million and $8.8 million in the three months ended March 31, 2020 and 2019, respectively, in our Statement of Operations attributable to the change in the fair value of the PIPE Warrant liability that resulted from lower stock prices as of March 31, 2020 and March 31, 2019, relative to prior periods. No PIPE Warrants were exercised during each of the three months ended March 31, 2020 and 2019.

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2019	March 31, 2020
Expected price volatility	76.25%	133.07%	153.57%
Expected term (in years)	5.00	1.50	1.25
Risk-free interest rates	1.22%	1.59%	0.17%
Stock price	$8.90	$6.20	$3.62
Dividend yield	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2020, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2020, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the measurement of right-of-use assets and lease liabilities, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2020, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission, or SEC, on March 16, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues (in thousands)

	Three Months Ended March 31,		Comparison
	2020	2019	$	%
EUSA	784	1,611	(827)	(51)%
Total	$784	$1,611	$(827)	(51)%

Our total revenues from EUSA decreased by $0.8 million, or 51%, to $0.8 million in the three months ended March 31, 2020 from $1.6 million in the three months ended March 31, 2019, principally due to the $1.0 million in revenue recognized in the first quarter of 2019 related to the $2.0 million milestone payment we earned under the EUSA Agreement for reimbursement approval for tivozanib (FOTIVDA) in the first-line treatment of RCC from the Ministry of Health, Consumer Affairs and Social Welfare in Spain in February 2019, partially offset by a $0.1 million increase due to the increase in royalty revenue from the sales of FOTIVDA to $0.3 million in the first quarter of 2020 from $0.2 million in the first quarter of 2019. No milestone payments were earned under the EUSA Agreement in the first quarter of 2020. Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 Revenue from Contracts with Customers to our EUSA Agreement.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Comparison
	2020	2019	$	%
Tivozanib	$6,161	$4,112	$2,049	50%
AV-380 Program in Cachexia	718	2,350	(1,632)	(69)%
Ficlatuzumab	579	31	548	1768%
Overhead	368	359	9	3%
Total research and development expenses	$7,826	$6,852	$974	14%

Our total research and development expenses increased by $1.0 million, or 14%, to $7.8 million in the three months ended March 31, 2020 from $6.8 million in the three months ended March 31, 2019, principally due to increases of $2.0 million in tivozanib-related expenses and $0.5 million in ficlatuzumab-related expenses, partially offset by a decrease of $1.6 million in AV-380 related expenses.

Tivozanib expenses increased by $2.0 million, or 50%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $2.0 million increase was principally due to a $3.2 million increase related to the tivozanib NDA for RCC, including $0.3 million related to the completion of the NDA submission and the $2.9 million application user fee pursuant to the FDA’s Prescription Drug User Fee Act that was due upon the filing of the tivozanib NDA on March 31, 2020, and a $0.4 million increase due to start-up costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2019 in connection with the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca. These increases were partially offset by decreases of $0.8 million related to lower expenses in connection with the TIVO-3 and TiNivo trials that are nearing completion and $0.6 million related to sublicense fees due to KKC in the first quarter of 2019 in connection with a milestone we earned under our EUSA Agreement that were not incurred in the first quarter of 2020.

AV-380 expenses decreased by $1.6 million, or 69%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $1.6 million decrease was principally due to the $2.3 million time-based milestone obligation due to St. Vincent’s in the first quarter of 2019 that was not incurred in the first quarter of 2020, partially offset by an increase of $0.7 million related to pre-clinical development costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2019.

Ficlatuzumab expenses increased by $0.5 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $0.5 million increase was principally due to start-up costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2019 in connection with the CyFi-2 trial that was initiated in November 2019, net of cost sharing with Biodesix. In March 2020, we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, as described above under“Overview – Ficlatuzumab.”

We anticipate that research and development expenses during the remainder of 2020 will decrease, principally due to lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as these trials are nearing completion and the discontinuation of the CyFi-2 trial, partially offset by increases related to costs in connection with enrolling patients in the DEDUCTIVE trial and the completion of AV-380 pre-clinical development.

General and Administrative Expenses (in thousands)

	Three Months
	Ended March 31,		Comparison
	2020	2019	$	%
General and administrative expenses	$3,672	$2,455	$1,217	50%

General and administrative expenses increased by $1.2 million, or 50%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $1.2 million increase was principally due to a $0.5 million increase related to the commencement of early commercial-launch readiness activities in the first quarter of 2020 and an increase of $0.6 million in professional fees.

We anticipate that our general and administrative expenses during the remainder of 2020 will principally remain at 2019 levels, excluding substantive commercial launch-readiness activities that we may undertake contingent upon the outcome of the final OS results for our TIVO-3 trial that we expect to report in June 2020 and subject to the availability of sufficient financial resources.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months
	Ended March 31,		Comparison
	2020	2019	$	%
Change in fair value of PIPE Warrant liability	$2,648	$8,815	$(6,167)	(70)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In the three months ended March 31, 2020, we recorded an approximate non-cash gain of $2.6 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $3.62 on March 31, 2020 compared to the stock price of $6.20 on December 31, 2019.

In the three months ended March 31, 2019, we recorded an approximate non-cash gain of $8.8 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $8.20 on March 31, 2019 compared to the stock price of $16.00 on December 31, 2018.

Interest Expense, net (in thousands)

	Three Months
	Ended March 31,		Comparison
	2020	2019	$	%
Interest expense, net	$(315)	$(564)	$249	(44)%

Interest expense, net decreased by $0.2 million, or 44%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The $0.2 million decrease was principally due to a decrease in interest expense resulting from the paydown of principal under our 2017 Loan Agreement with Hercules and a lower interest rate of 9.45% in the first quarter of 2020 as compared to the interest rate of 10.2% in the first quarter of 2019.

We anticipate that interest expense will continue to decrease during the remainder of 2020 as we continue to pay principal payments to Hercules, which resumed on August 1, 2019, and as a result of the lower interest rate of 9.45% as of March 31, 2020.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $33.6 million. See “—Liquidity and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(11,687)	$(8,456)
Net cash provided by investing activities	7,748	—
Net cash (used in) provided by financing activities	(2,389)	7,512
Net decrease in cash and cash equivalents	$(6,328)	$(944)

Our operating activities used cash of $11.7 million and $8.5 million in the three months ended March 31, 2020 and 2019, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $7.7 million in the three months ended March 31, 2020 and none in the three months ended March 31, 2019, principally due to net changes in the maturities and purchases of marketable securities in the first quarter of 2020. We did not have any marketable securities in the first quarter of 2019.

Our financing activities used cash of $2.4 million in the three months ended March 31, 2020 and provided cash of $7.5 million in the three months ended March 31, 2019. In the first quarter of 2020, we paid approximately $2.4 million in principal payments pursuant to our 2017 Loan Agreement with Hercules, for which payments had resumed on August 1, 2019. In the first quarter of 2019, we raised approximately $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the Leerink Sales Agreement, as defined below.

         Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of March 31, 2020, Offering Warrants to purchase 2,500,000 shares of our common stock were outstanding, at an exercise price of $12.50 per share, until their scheduled expiration in April 2021.

Sales Agreement with SVB Leerink

In February 2018, we entered into the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 0.5 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 1.3 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of March 31, 2020, approximately $32.0 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of March 31, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding, at an exercise price of $10.00 per share, until their scheduled expiration in May 2021.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of March 31, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of March 31, 2020 was approximately $13.8 million.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2020, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Liquidity and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We submitted an NDA to the FDA on March 31, 2020 for tivozanib for the treatment of patients with RCC. We anticipate that we will continue to incur significant operating losses for the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC. We will require substantial additional funding to continue our planned operating activities, and the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

As of March 31, 2020, we had approximately $33.6 million in cash, cash equivalents and marketable securities, working capital of $15.0 million and an accumulated deficit of $594.0 million. Based on our available cash resources, we believe that we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Earn royalty payments pursuant to the EUSA Agreement. In August 2017, EUSA obtained marketing approval from the European Medicines Agency, or EMA, for tivozanib (FOTIVDA) for the treatment of RCC.
•

Earn milestone payments pursuant to our collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

•	Raise funding through the sale of our common stock, including public or private equity financings.
•	Partner a portion or all rights to our portfolio candidates to secure potential additional non-dilutive funds.

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

There can be no assurance, however, that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for more than the next twelve months from the date of filing this Quarterly Report on Form 10-Q. Refer to Part II, Item 1A. — Risk Factors – Risks Related to the COVID-19 Pandemic, included elsewhere in this Quarterly Report on Form 10-Q regarding the impact to current market conditions resulting from the COVID-19 pandemic.

We believe that our approximate $33.6 million in cash, cash equivalents and marketable securities at March 31, 2020, along with anticipated partnership payments from cost sharing obligations and royalty revenues from sales of FOTIVDA by EUSA, would allow us to fund our planned operations into the second quarter of 2021. However, as described above, based on our available cash resources, we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. Accordingly, the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, except as discussed below.

On March 5, 2020, we entered into a sublease agreement for office space located at 30 Winter Street in Boston, Massachusetts (the “Winter Street Sublease”) to relocate our corporate headquarters located at One Broadway in Cambridge, Massachusetts. Under the terms of the Winter Street Sublease, we lease 10,158 square feet of office space for $47.00 per square foot, or approximately $0.5 million per year in base rent subject to certain operating expenses, taxes and annual base rent increases of approximately 3%. The sublease term will continue through November 29, 2022.

In March 2020, we decided to discontinue the CyFi-2 trial, which is a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML that we initiated in November 2019, due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which has impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt our operations, including our ability to complete our ongoing clinical trials and may have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

We have enrolled and seek to enroll cancer patients in our ongoing clinical trials at sites located both in the United States and in Europe. The COVID-19 pandemic may delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, availability of hospital staff supporting the conduct of our clinical trials, and the reluctance of patients enrolled in our clinical trials to visit clinical trial sites;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and other supplies used in our clinical trials;
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations or, in the case of combination trials, our study collaborators, due to staffing shortages, production slowdowns or stoppages, or disruptions in delivery systems; and

•

availability of future capacity at contract manufacturers to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products.

For example, in-person site visits are currently on hold at certain of the clinical trial sites in our TIVO-3 and DEDUCTIVE trials, and site monitoring visits, data collection and other activities are being conducted remotely to the extent possible. We do not yet know whether remote management of these functions will prove to be sufficient. Some of the clinical trial sites for our DEDUCTIVE trial have suspended enrollment due to facility closures, quarantine, travel restrictions and other governmental restrictions. Accordingly, we expect to experience delays in enrollment for our DEDUCTIVE trial. The extent of any adverse impact on our clinical trials cannot be predicted with any level of certainty and will depend on numerous evolving factors, which are highly uncertain. We decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial supply.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results. In addition, our clinical trial patients who contract COVID-19 may have adverse health outcomes unrelated to their cancer that could impact the results of our clinical trials.

The COVID-19 pandemic continues to rapidly evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had approximately $33.6 million in cash, cash equivalents and marketable securities. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have a history of incurring operating losses and as of March 31, 2020, we had an accumulated deficit of $594.0 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop and commercialize our product candidates. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We believe that our approximate $33.6 million in cash, cash equivalents and marketable securities at March 31, 2020, along with anticipated partnership payments from cost sharing obligations and royalty revenues from sales of FOTIVDA by EUSA, would allow us to fund our planned operations into the second quarter of 2021. However, based on our available cash resources, we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. See “—We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.” Accordingly, the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement with Hercules, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us, including the current lawsuits described above under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•	general economic, industry and market conditions, including political instability, or instability from COVID-19,
•	the impact of COVID-19 on our operations, business and prospects; and
•	our ability to continue as a going concern.

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

Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib. In our subsequent meeting with the FDA to discuss the results of the August 2019 interim OS analysis, the FDA indicated that it remained concerned about the results of the TIVO-3 trial in the context of the overall development of tivozanib and noted that the TIVO-3 OS may worsen upon the final analysis. We and the FDA agreed that if the final analysis, which we expect to report by June 2020, yields an OS hazard ratio above 1.00, we will withdraw our NDA that we submitted on March 31, 2020.

Any NDA we submit to the FDA, including the NDA that we submitted for tivozanib, may not be accepted for submission or approved by the FDA and even if approved, we may not be able to successfully commercialize tivozanib in the United States. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing and commercializing our product candidates.

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

Many of these factors are beyond our control, including clinical trial results, the availability of adequate capital, the regulatory approval process, potential threats to our intellectual property rights and the development, manufacturing, marketing and sales efforts of our collaborators. For example, in the FDA’s feedback regarding the August 2019 OS analysis, the FDA stated that it remained concerned about the results of TIVO-3 in the context of the overall development of tivozanib and recommended that we not submit an NDA for tivozanib at that time.  On March 31, 2020, we submitted an NDA to the FDA for tivozanib as a treatment for relapsed or refractory RCC. We and the FDA agreed that if the final analysis, which we expect to report by June 2020, yields an OS hazard ratio above 1.00, we will withdraw our NDA.  If we are unable to develop, receive marketing approval for and successfully commercialize tivozanib on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

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

The outcome of early clinical trials, such as our phase 1b/2 TiNivo trial, our phase 1b/2 DEDUCTIVE trial and our ficlatuzumab trials in HNSCC, AML and pancreatic cancer, may not be predictive of the success of later clinical trials.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete. For example, the first interim OS analysis for our TIVO-3 trial showed an OS hazard ratio of 1.12 (p =0.44).  In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95).  We intend to conduct a final OS analysis for the TIVO-3 trial by June 2020 based on a May 1, 2020 data cutoff date.  At this time, we cannot say the degree to which these interim results will be indicative of the final trial results.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL.  However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at that time.  The FDA noted its concerns that the TIVO-3 OS results may worsen with final analysis. We and the FDA agreed that if the final analysis, which we expect to report by June 2020, yields an OS hazard ratio above 1.00, we will withdraw our NDA.

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

Further, the COVID-19 pandemic has impacted and we expect that it will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.”

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

Further, the COVID-19 pandemic has impacted and we expect that it will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.”

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

We may not obtain marketing approval for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review our NDA for tivozanib that we submitted on March 31, 2020 or any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate.

In June 2013, for example, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. However, the FDA has informed us that our interim OS results to date have not abrogated its concerns regarding OS. In the FDA’s feedback regarding the August 2019 OS analysis, the FDA recommended that we not submit an NDA for tivozanib at that time.  The FDA noted that the TIVO-3 OS results may worsen with final analysis. We intend to conduct a final OS analysis for the TIVO-3 trial by June 2020 based on a May 1, 2020 data cutoff date. If the TIVO-3 trial yields a final OS hazard ratio that is above 1.00, we will withdraw the NDA. If the FDA does not find the results of the TIVO-3 trial to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the FDA may not grant marketing approval for tivozanib.

If the FDA or other comparable foreign regulatory agency does not accept or approve our NDA for tivozanib or any application to market and sell any of our product candidates, such regulators may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before they will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or other foreign regulatory agency to approve our applications for marketing and commercialization.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the first interim OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the first interim OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirmed a negative trend in OS. Although we provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), which estimates that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib, to EUSA in September 2019 for their discussions with the CHMP, we have no assurance as to the position that the CHMP or the EMA may take with respect to the updated OS results of the TIVO-3 trial that we plan to report by June 2020.  If the CHMP or the EMA finds that these results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

We, in consultation with our collaborators, where applicable, design the clinical trials for our product candidates, but we rely on CROs and other third parties to perform many of the functions in managing, monitoring and otherwise carrying out many of these trials. We compete with larger companies for the resources of these third parties. In addition, these third parties may be adversely affected by the COVID-19 pandemic.

Although we plan to continue to rely on these third parties to conduct our ongoing and any future clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including good clinical practices, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The third parties on whom we rely generally may terminate their engagements with us at any time. If we are required to enter into alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

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

Reliance on third-party manufacturers entails certain risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications), failure of the third party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. Other risks of our reliance on third-party manufacturers include the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified; the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and the possible misappropriation of our proprietary information, including our trade secrets and know-how. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current good manufacturing practices, or current good manufacturing practices, or cGMPs. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it is evaluating alternative development plans for AV-203 which will delay the initiation of clinical trials of AV-203. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. The transfer of the AV-380 program from Novartis has been completed and the AV-380 drug supply has been returned to us. We are currently performing preclinical toxicology studies in 2019 to support a potential IND filing with the FDA in the second half of 2020.

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

Any product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements, when and if any of them are approved.

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

On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the

Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S.  Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Our common stock is currently listed for quotation on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On March 18, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market. On February 19, 2020, we effected a 1-for-10 reverse stock split of our common stock seeking to regain compliance with Nasdaq’s continued listing standards. As a result of the reverse stock split, the split-adjusted per share market price of our common stock increased and on March 5, 2020, we received a notice from Nasdaq indicating that we have regained compliance with Listing Rule 5450(a)(1) as of such date.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically
•	the results of regulatory reviews and other regulatory correspondence relating to our product candidates or our clinical trials;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
•

general economic and market conditions, such as the impact of the COVID-19 pandemic on our industry and market conditions, and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

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

In addition, in March 2020, we decided to discontinue our CyFi-2 trial of ficlatuzumab due to the urgent shift in priorities among clinical trial sites towards efforts to combat the COVID-19 pandemic, which has impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial supply. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impact of COVID-19 is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on our future operations. The extent of the impact, if any, will depend on future developments, including the extent of the pandemic and governmental actions taken to contain the COVID-19 pandemic.

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

Global credit and financial markets have been experiencing extreme volatility and disruptions in 2020 due to the COVID-19 pandemic and the government measures taken in response to the pandemic. We expect that rapid or extended periods of deterioration in credit and financial markets and confidence in economic conditions will continue. Our general business strategy may be adversely affected by external economic conditions and a volatile business environment or unpredictable and unstable market conditions. If the equity and credit markets are not favorable at any time we seek to raise capital, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive economically turbulent times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At March 31, 2020, we had approximately $33.6 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition.  On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

In general, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Severance and Change in Control Agreement, dated January 6, 2020, by and between the Registrant and Erick Lucera.	10-K	001-34655	3/16/2020	10.17

10.2	Sublease, dated March 5, 2020, by and between the Registrant and Commonwealth Care Alliance, Inc.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: April 30, 2020	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer