Form 10-Q
period 2020-06-30
AVEO PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 7, 2020: 25,808,315.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$45,670	$29,785
Marketable securities	25,779	17,960
Accounts receivable	1,208	1,631
Clinical trial retainers	524	589
Other prepaid expenses and other current assets	1,047	635
Total current assets	74,228	50,600
Property and equipment, net	96	—
Operating lease right-of-use asset	1,120	—
Other assets	158	—
Total assets	$75,602	$50,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,785	$1,466
Accrued clinical trial costs and contract research	5,000	5,680
Other accrued liabilities	2,121	2,336
Operating lease liability	451	—
Loans payable, net of discount	10,193	9,569
Deferred revenue	1,974	1,974
Deferred research and development reimbursements	259	93
Total current liabilities	21,783	21,118
Loans payable, net of current portion and discount	940	6,197
Deferred revenue	1,565	2,552
PIPE Warrant liability (Note 7)	1,999	5,097
Operating lease liability, non-current	473	—
Other liabilities (Note 6)	790	790
Total liabilities	27,550	35,754
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at each of June 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value: 50,000 shares authorized at June 30, 2020 and December 31, 2019; 25,808 shares issued and outstanding at June 30, 2020 and 16,081 issued and outstanding at December 31, 2019	26	16
Additional paid-in capital	649,335	600,451
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(601,308)	(585,621)
Total stockholders’ equity	48,052	14,846
Total liabilities and stockholders’ equity	$75,602	$50,600

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Collaboration and licensing revenue	$494	$493	$987	$1,947
Partnership royalties	255	210	546	367
	749	703	1,533	2,314
Operating expenses:
Research and development	4,419	2,611	12,245	9,463
General and administrative	3,737	2,986	7,409	5,441
	8,156	5,597	19,654	14,904
Loss from operations	(7,407)	(4,894)	(18,121)	(12,590)
Other income (expense), net:
Interest expense, net	(349)	(451)	(664)	(1,015)
Change in fair value of PIPE Warrant liability	450	2,210	3,098	11,025
Other income (expense), net	101	1,759	2,434	10,010
Net loss	$(7,306)	$(3,135)	$(15,687)	$(2,580)

Net loss per share - basic and diluted	$(0.42)	$(0.20)	$(0.94)	$(0.18)
Weighted average number of common shares outstanding	17,364	15,902	16,722	14,574

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,306)	$(3,135)	$(15,687)	$(2,580)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	—	(1)	—
Comprehensive loss	$(7,307)	$(3,135)	$(15,688)	$(2,580)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	16,081	$16	$600,451	$—	$(585,621)	$14,846
Stock-based compensation expense related to equity- classified awards	—	—	543	—	—	543
Net loss	—	—	—	—	(8,381)	(8,381)
Balance at March 31, 2020	16,081	$16	$600,994	$—	$(594,002)	$7,008
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $3.3 million)	5,221	5	24,106	—	—	24,111
Issuance of common stock in a public offering, to related parties	4,504	5	23,639	—	—	23,644
Stock-based compensation expense related to equity-classified awards	—	—	578	—	—	578
Issuance of common stock under employee stock purchase plan	2	—	18	—	—	18
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,306)	(7,306)
Balance at June 30, 2020	25,808	$26	$649,335	$(1)	$(601,308)	$48,052

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	12,648	$13	$567,768	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,252	1	7,511	—	—	7,512
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	13,900	$14	$575,863	$1	$(594,454)	$(18,576)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.3 million)	1,739	2	17,765	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	435	—	5,000	—	—	5,000
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Exercise of stock options	—	—	3	—	—	3
Net loss	—	—	—	—	(3,135)	(3,135)
Balance at June 30, 2019	16,074	$16	$599,215	$1	$(597,589)	$1,643

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(15,687)	$(2,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	4	—
Stock-based compensation	1,121	1,168
Non-cash interest expense	200	311
Non-cash change in fair value of PIPE Warrant liability	(3,098)	(11,025)
Amortization of premium and discount on investments	(81)	—
Changes in operating assets and liabilities:
Accounts receivable	423	2,415
Prepaid expenses and other current assets	(347)	—
Operating lease right-of-use asset	(1,278)	(337)
Accounts payable	319	(1,536)
Accrued contract research	(680)	(1,546)
Other accrued liabilities	(215)	(1,143)
Other current liabilities	451	—
Deferred revenue	(987)	53
Deferred research and development reimbursements	166	(247)
Other non-current liabilities	473	—
Net cash used in operating activities	(19,216)	(14,467)
Investing activities
Purchases of property and equipment	(100)	—
Purchases of marketable securities	(28,139)	—
Proceeds from maturities and sales of marketable securities	20,400	—
Net cash used in investing activities	(7,839)	—
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	24,111	25,269
Proceeds from issuance of common stock and warrants to related parties	23,644	5,000
Proceeds from issuance of common stock for stock-based compensation arrangements	18	3
Payment of principal of loan payable (Note 6)	(4,833)	—
Net cash provided by financing activities	42,940	30,272
Net increase in cash and cash equivalents	15,885	15,805
Cash and cash equivalents at beginning of period	29,785	24,427
Cash and cash equivalents at end of period	$45,670	$40,232
Supplemental cash flow information
Cash paid for interest	$681	$1,029
Right-of-use asset obtained in exchange for operating lease liabilities	$1,225	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company developing and seeking to commercialize its pipeline of product candidates designed to provide a better life for patients with cancer.  The Company’s strategy is to focus its efforts and resources toward development and commercialization of its product candidates in North America while leveraging partnerships to support development and commercialization in other geographies.  Its lead candidate is tivozanib (FOTIVDA®), a vascular endothelial growth factor receptor tyrosine kinase inhibitor, which is approved in the European Union, the United Kingdom, Norway, New Zealand and Iceland for the treatment of adult patients with advanced renal cell carcinoma (“RCC”). In March 2020, the Company submitted an application for marketing approval (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for tivozanib as a treatment for relapsed or refractory RCC. In June 2020, the FDA accepted the NDA for substantive review and assigned it a Prescription Drug User Fee Act (“PDUFA”) target date of March 31, 2021. The Company is also studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma (“HCC”) in phase 2 clinical trials.  Its pipeline of product candidates also includes ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody. The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”), acute myeloid leukemia (“AML”) and pancreatic cancer. The Company is currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC. The Company’s earlier stage pipeline under development includes AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway, as a potential oncology treatment.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2020, the Company has financed its operations primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $15.7 million and $2.6 million for the six months ended June, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $601.3 million as of June 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.  As of August 10, 2020, the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $71.4 million as of June 30, 2020, together with (i) the $2.8 million development milestone payment earned from Kyowa Kirin Co. on August 2, 2020 (“KKC”) (see Note 4) and (ii) approximately $5.3 million in new loan funding from the amendment to its loan agreement with Hercules Funding III, LLC and Hercules Capital, Inc. (collectively “Hercules”) received on August 7, 2020 (see Note 10), will not be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Earn royalty payments pursuant to the Company’s license agreement (the “EUSA Agreement”) with EUSA Pharma (UK) Limited (“EUSA”) for EUSA’s sales of tivozanib in its territory.
•

Earn milestone payments pursuant to the collaboration and license agreements described in Note 4 or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

•

Raise funding through the possible additional sale of the Company’s common stock, including public or private equity financings and / or sales of the Company’s common stock under the Leerink Sales Agreement, as defined and discussed in Note 7.

•	Drawdown potential future borrowings pursuant to the loan agreement with Hercules, subject to the satisfaction of the conditions to future borrowing.
•	Partner a portion or all rights to the Company’s portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to the EUSA Agreement, the Company is entitled to receive up to an additional $4.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France and Italy, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the European Union (the “EU”), as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to KKC pursuant to the Company’s license agreement with KKC (the “KKC Agreement”). The Company is also eligible to receive additional research and development reimbursement payments from EUSA   if EUSA elects to opt-in to the TIVO-3 study.Refer to Note 4 “Collaborations and License Agreements - InLicense Agreements – Kyowa Kirin Co. (KKC)” for further details.

The Company is also eligible, at its option, to borrow up to an additional $20.0 million under the amendment to the loan agreement with Hercules, subject to certain terms and conditions including FDA approval of FOTIVDA and, if approved, the Company’s net product revenues from sales of FOTIVDA reaching $20.0 million within a specified time frame. There can be no assurance, however, that the FDA will approve FOTIVDA or that the other conditions to the funding of such loan amounts will be satisfied.  Refer to Note 10 “Subsequent Event – Hercules Loan Restructuring” for further details.

Furthermore, there can be no assurance that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

Under ASC 205-40, the future receipt of potential funding from the Company’s collaborators and funding that is contingent on FDA approval of FOTIVDA, such as the potential future borrowings pursuant to the loan agreement with Hercules and product revenues from the sales of FOTIVDA, cannot be considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within the Company’s control. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2020, and for the three months and six months ended June 30, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2019 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020.

Effective as of 5:00 p.m. Eastern Time on February 19, 2020, the Company effected a 1-for-10 reverse stock split of its common stock. All references to shares of common stock outstanding and per share amounts in these condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. Refer to Note 7, “Common Stock – Reverse Stock Split – February 2020” for further details.

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

The following table summarizes the total revenues earned in the three months and six months ended June 30, 2020 and 2019, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
EUSA	$749	$703	$1,533	$2,314
Total	$749	$703	$1,533	$2,314

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

As of the date of initial application of ASU 2016-02, the Company’s lease arrangement for its former corporate headquarters at One Broadway, Cambridge, Massachusetts was cancellable within 30 days’ notice to its landlord and excluded any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. The Company recognized approximately $0.2 million and $0.4 million in short-term operating lease expense in its Consolidated Statements of Operations in each of the three and six months ended June 30, 2020 and 2019, respectively.

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

The Company is accounting for the Winter Street Sublease under ASC 842 using its initial 2.7-year term through November 30, 2022. In applying ASC 842, the Company classified the Winter Street Sublease as an operating lease and recorded a right-of-use asset of approximately $1.2 million and a lease liability of approximately $1.0 million upon the effective lease commencement date. In calculating the lease liability, the Company used the present value of all future lease payments using an incremental borrowing rate of 7.58%. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease. In the six months ended June 30, 2020, the Company recognized $0.1 million in rent expense.

In connection with the execution of the Winter Street Sublease, the Company also entered into a Purchase Agreement for furniture (the “Furniture Purchase Agreement”) located on the premises upon the lease commencement. Upon execution of the Furniture Purchase Agreement, the Company paid the $0.1 million purchase price and recorded the furniture acquisition as property and equipment, net. The Company is recognizing depreciation using the straight-line method over the estimated useful life of 7 years.

As of June 30, 2020, future minimum lease payments under the Company’s Winter Street Sublease are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 6 months)	239
2021	385
2022	328
Total lease payments	952
Less imputed interest	(28)
Total operating lease liabilities	$924

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including (i) internal costs for salaries, bonuses, benefits, stock-based compensation, research-related overhead, and allocated expenses for facilities and information technology, and (ii) external costs for clinical trials, drug manufacturing and distribution, manufacturing costs for pre-launch inventory that did not qualify for capitalization, preclinical studies, upfront license payments, milestones and sublicense fees related to in-licensed products and technology, consultants and other contracted services.

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of June 30, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded non-cash gains of approximately $ 0.5 million and $ 3.1 million in the three months and six months ended June 30, 2020, respectively, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from changes in the Company’s stock price as of June 30, 2020 relative to prior periods, decreases in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approach their expiration in May 2021.

The Company recorded non-cash gains of approximately $2.2 million and $11.0 million in the three months and six months ended June 30, 2019, respectively, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that principally resulted from lower stock prices as of June 30, 2019 relative to prior periods.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended June 30, 2020 (in thousands):

Fair value at January 1, 2020	$5,097
Decrease in fair value	(2,648)
Fair value at March 31, 2020	$2,449
Decrease in fair value	(450)
Fair value at June 30, 2020	$1,999

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2019	March 31, 2020	June 30, 2020
Expected price volatility	76.25%	133.07%	153.57%	108.20%
Expected term (in years)	5.00	1.50	1.25	1.00
Risk-free interest rates	1.22%	1.59%	0.17%	0.16%
Stock price	$8.90	$6.20	$3.62	$5.15
Dividend yield	—	—	—	—

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

Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months. The Company invests in high-grade corporate obligations, including commercial paper, and U.S. government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the condensed consolidated balance sheets.

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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2020
Cash and cash equivalents:
Cash and money market funds	$45,670	$—	$—	$45,670
Total cash and cash equivalents	45,670	—	—	45,670

Marketable securities:
Corporate debt securities due within 1 year	$6,791	$—	$—	$6,791
U.S. government agency securities due within 1 year	18,989	—	(1)	18,988
Total marketable securities	25,780	—	(1)	25,779
Total cash, cash equivalents and marketable securities	$71,450	$—	$(1)	$71,449

December 31, 2019
Cash and cash equivalents:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	4,507	—	—	4,507
Total cash and cash equivalents	29,785	—	—	29,785

Marketable securities:
Corporate debt securities due within 1 year	$17,960	$—	$—	$17,960
Total marketable securities	17,960	—	—	17,960
Total cash, cash equivalents and marketable securities	$47,745	$—	$—	$47,745

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

As of June 30, 2020, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in U.S. government money market funds, and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the three months and six months ended June 30, 2020, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of June 30, 2020, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at June 30, 2020 and December 31, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$45,670	$—	$—	$45,670
Total cash and cash equivalents	$45,670	$—	$—	$45,670
Marketable securities:
Corporate debt securities due within 1 year	$—	$6,791	$—	$6,791
U.S. government agency securities due within 1 year	—	18,988	—	18,988
Total marketable securities	$—	$25,779	$—	$25,779
Total cash, cash equivalents and marketable securities	$45,670	$25,779	$—	$71,449
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$1,999	$1,999

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	—	4,507	—	4,507
Total cash and cash equivalents	$25,278	$4,507	$—	$29,785
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,960	$—	$17,960
Total marketable securities	$—	$17,960	$—	$17,960
Total cash, cash equivalents and marketable securities	$25,278	$22,467	$—	$47,745
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,097	$5,097

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

For each of the three months and six months ended June 30, 2020 and 2019, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive. In each of the three months and six months ended June 30, 2020 and 2019, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants, respectively. In each of the three months and six months ended June 30, 2019, the average market prices of the Company’s common stock were below the exercise price of $30.00 per share for the Settlement Warrants. All 200,000 Settlement Warrants expired on July 15, 2019 as none of these warrants had been exercised. Refer to Note 7, “Common Stock—Private Placement – May 2016, Public Offering – April 2019 and Settlement Warrants” for further discussion of these warrants.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Outstanding at June 30,
	2020	2019
Options outstanding	1,610	1,295
Offering Warrants outstanding	2,500	2,500
PIPE Warrants outstanding	1,684	1,684
Settlement Warrants outstanding	—	200
Total	5,794	5,679

Stock-Based Compensation

Under the Company’s stock-based compensation programs, the Company periodically grants stock options and restricted stock to employees, directors and nonemployee consultants. The Company also issues shares under an employee stock purchase plan. The fair value of each award is recognized in the Company’s statements of operations over the requisite service period for such award.

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

The fair value of equity-classified awards to employees and directors is measured at fair value on the date the award is granted. During the three and six months ended June 30, 2020 and 2019, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$125	$168	$240	$338
General and administrative	453	416	881	830
Total	$578	$584	$1,121	$1,168

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2020, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2020. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2020, the Company had no net assets located outside of the United States.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million and $0.1 million in the  three months ended June 30, 2020 and 2019, respectively, and by approximately $0.6 million and $0.1 million in the six months ended June 30, 2020 and 2019, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.6 million as of June 30, 2020.

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge. Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America (the “CANbridge Licensed Territory”). In addition, CANbridge has the right of first refusal if the Company determines to out-license any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No milestones had been achieved by CANbridge in the three months and six months ended June 30, 2020 and 2019, respectively.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first of which was obtained in New Zealand in July 2019. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the three months and six months ended June 30, 2020.

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

Accounting Analysis Under ASC 606

Pursuant to ASC 606, the Company identified the following promised goods and services at the inception of the EUSA Agreement: (i) the Company’s grant of an exclusive license to develop and commercialize tivozanib in the EUSA Licensed Territories, including the Company’s obligation to transfer all technical knowledge and data useful in the development and manufacture of tivozanib; (ii) the Company’s obligation to cooperate with EUSA and support its efforts to file for marketing approval in the EUSA Licensed Territories and in its commercialization efforts; (iii) the Company’s obligation to provide access to certain regulatory information resulting from the Company’s ongoing development activities outside of the EUSA Licensed Territories; and (iv) the Company’s participation in a joint steering committee. The Company determined that the license to develop and commercialize tivozanib in the EUSA Licensed Territories was not distinct from the other promised goods and services and has accordingly accounted for these items as a single performance obligation. In reaching this conclusion, the Company concluded the remaining promises were essential to EUSA’s use of the license.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.3 million and $0.2 million in the three months ended June 30, 2020 and 2019, respectively, and approximately $0.5 million and $0.4 million in the six months ended June 30, 2020 and 2019, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $0.7 million in each of the three months ended June 30, 2020 and 2019, respectively, and approximately $1.5 million and $2.3 million in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was approximately $3.5 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30,	Three Months Ended June 30,
Revenue Type	Date Achieved	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99	$98
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	79
		$494	$493
Partnership Royalties		255	210
Total		$749	$703

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the six months ended June 30, 2020 and 2019 (in thousands):

		Six Months Ended June 30,	Six Months Ended June 30,
Revenue Type	Date Achieved	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$197	$197
R&D payment - EMA approval in RCC	August 2017	316	316
Milestone - UK reimbursement approval	February 2018	158	158
Milestone - German reimbursement approval	November 2018	158	158
Milestone - Spanish reimbursement approval	February 2019	158	1,118
		$987	$1,947
Partnership Royalties		546	367
Total		$1,533	$2,314

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the three months ended June 30, 2020 (in thousands):

Contract Assets				Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance June 30, 2020
Accounts Receivable				$270	$546	$(561)	$255

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance June 30, 2020
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$907	$—	$(197)	$710
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	1,448	—	(316)	1,132
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	724	—	(158)	566
Milestone - German reimbursement approval	2,000	November 2018	December 2018	723	—	(158)	565
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	724	—	(158)	566
Total	$12,500			$4,526	$-	$(987)	$3,539

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

The Company recognized reductions in research and development expenses of approximately $0 and $0.1 million in the three months ended June 30, 2020 and 2019, respectively, and approximately $0.1 million and $0.2 million in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had recognized approximately $1.9 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of June 30, 2020 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

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

The Biodesix Agreement generally provides for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization, subject to opt-out rights and certain other exceptions  .

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million  in each of the three months ended June 30, 2020 and 2019 and by approximately $0.7 million and $0.2 million in the six months ended June 30, 2020 and 2019, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of June 30, 2020.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of June 30, 2020, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million,  upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. As further described above under the heading “—Out-License Agreements Novartis”, the Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation, accordingly, the Company did not owe KKC another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and would not owe a milestone payment to KKC when the Company filed its then anticipated NDA with the FDA, which was subsequently filed on March 31, 2020. The Company has no remaining development and commercialization milestone payments due to KKC under the KKC Agreement.

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

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. No milestones were achieved by KKC pursuant to the amendment to the KKC Agreement in the three months and six months ended June 30, 2020. On August 2, 2020, KKC’s investigational new drug (“IND”) application for a non-oncology formulation of tivozanib was accepted by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company earned a $2.8 million development milestone payment upon acceptance of the IND pursuant to the KKC Agreement. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Professional fees	$656	$806
Compensation and benefits	1,248	1,284
Other	217	246
Total	$2,121	$2,336

(6) Loans Payable

On May 28, 2010, the Company entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates (the “First Loan Agreement”). The First Loan Agreement was subsequently amended in March 2012 (the “2012 Amendment”), September 2014 (the “2014 Amendment”) and May 2016 (the “2016 Amendment”). Amounts borrowed under the 2012 Amendment were repaid in full in 2015. In December 2017, the Company entered into an amended and restated loan and security agreement (the “2017 Loan Agreement”) with Hercules Funding III, LLC and Hercules Capital, Inc. (collectively “Hercules”). On August 7, 2020, the Company and Hercules further amended the 2017 Loan Agrement.  The loan amendment further amends certain of the terms described in this Note 6.  Refer to Note 10 “Subsequent Event – Hercules Loan Restructuring” for further details.

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

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of June 30, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of June 30, 2020 was approximately $11.3 million.

The unamortized discount to be recognized over the remainder of the loan period was approximately $0.2 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.

The loans are secured by a lien on all the Company’s personal property (other than intellectual property), whether owned or acquired after the date of the First Loan Agreement. The 2017 Loan Agreement defines events of default, including the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), its ability to perform its obligations or upon the ability of the lenders to enforce any of their rights or remedies with respect to such obligations, or upon the collateral under the 2017 Loan Agreement, the related liens or the priority thereof. As of June 30, 2020, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2017 Loan Agreement.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2020 are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 6 months)	5,514
2021	7,254
12,768
Less amount representing interest	(646)
Less unamortized discount	(199)
Less deferred charges	(790)
Less loans payable current, net of discount	(10,193)
Loans payable, net of current portion and discount	$940

(7) Common Stock

As of June 30, 2020, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 25,808,315 shares were issued and outstanding.

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

The reverse stock split affected all issued and outstanding shares of the Company’s common stock, as well as the number of authorized shares of the Company’s common stock and the number of shares of common stock available for issuance under the Company’s equity incentive plans. The reverse stock split reduced the number of shares of the Company’s issued and outstanding common stock from approximately 160.8 million to approximately 16.1 million. In addition, the reverse stock split effected a reduction in the number of shares of the Company’s common stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise prices. The reverse stock split proportionately reduced the number of authorized shares of the Company’s common stock from 500.0 million shares to 50.0 million shares. The reverse stock split did not change the par value of the Company’s common stock or the authorized number of shares of the Company’s preferred stock. All share and per share amounts give effect to the reverse stock split on a retroactive basis.

Public Offering – June 2020

On June 19, 2020, the Company completed an underwritten public offering of 9,725,000 shares of its common stock, including the partial exercise by the underwriters of their option to purchase an additional 1,225,000 shares, at the public offering price of $5.25 per share for gross proceeds of approximately $51.1 million. Three stockholders beneficially holding more than 5% of the Company’s voting securities, including an entity affiliated with New Enterprise Associates and two other stockholders, purchased an aggregate of 4,503,571 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $47.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance upon their scheduled expiration on April 8, 2021. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of June 30, 2020, Offering Warrants to purchase 2,500,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

In February 2018, the Company entered into the Leerink Sales Agreement, pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 470,777 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 1,251,555 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of June 30, 2020, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Universal Shelf Registration Statement

On November 30, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $200.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2017 Shelf”). The 2017 Shelf (File No. 333-221873) was declared effective by the SEC on December 15, 2017 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of June 30, 2020, approximately $37 million was available for issuance in connection with future stock sales under the 2017 Shelf.

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $10.00 per share and are exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of June 30, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

(8) Stock-based Compensation

Stock Incentive Plan

The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017.

In April 2019, the Company’s Board of Directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and on June 12, 2019 the stockholders approved the 2019 Plan at the Annual Meeting of Stockholders. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) a provision for the grant of equity awards such as stock options and restricted stock, (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the grant for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company, (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the Board of Directors, which generally are equal to four years, and (iv) that options granted under the 2019 Plan expire over periods as determined by the Board of Directors, which generally are ten years from the date of grant. In April 2020, the Board of Directors adopted an amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 1,300,000 shares, among other things. The amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 10, 2020.

Awards may be made under the 2019 Plan for up to the sum of (i) 2,300,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2020, there were 1,750,500 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,168,222	$16.77
Granted	485,802	$6.07
Exercised	—	$—
Forfeited	(43,618)	$26.27
Outstanding at June 30, 2020	1,610,406	$13.29	7.64	$—
Exercisable at June 30, 2020	795,266	$18.15	6.16	$—

The aggregate intrinsic value is based upon the Company’s closing stock price of $5.15 on June 30, 2020.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below.

	Three Months Ended June 30,
	2020	2019
Volatility factor	100.62% - 104.77%	95.72% - 96.23%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.44% - 0.57%	1.94%
Dividend yield	—	—

Six Months Ended June 30,
	2020	2019
Volatility factor	94.37% - 104.77%	88.27% - 96.23%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.44% - 1.67%	1.94% - 2.55%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $4.71 and $5.80, respectively.

As of June 30, 2020, there was $5.3 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years.

(9) Legal Proceedings

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against the Company in 2019.  Although the time for appeal has not yet expired, plaintiffs have indicated that they do not intend to appeal the dismissal.  This purported class action lawsuit (the “2019 Class Action”) was filed against the Company and certain of its present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as a defendant.  The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019.  It generally alleged that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, the defendants filed a motion to dismiss the amended complaint. On July 24, 2020, the District Court granted the Company’s motion to dismiss.  Plaintiffs have indicated that they do not intend to appeal the dismissal.  The Company denies any allegations of wrongdoing, and if necessary, will continue to vigorously defend against this lawsuit. However, there is no assurance that, if plaintiff decides to appeal, the Company will continue to be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action.  Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Following the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against the Company, certain of its present and former officers and its directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein.  On July 26, 2019, the court granted the parties’joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. As discussed above, on July 24, 2020, the District Court dismissed the 2019 Class Action. The Company is unable to predict the outcome of these lawsuits at this time.

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

(10) Subsequent Event – Hercules Loan Restructuring

On August 7, 2020, the Company entered into a first amendment to the 2017 Loan Agreement (the “2020 Loan Amendment”) to provide the Company with an additional term loan in an aggregate principal amount of up to $35.0 million (the “2020 Loan Facility”) in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement, and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions.

The Company received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, including approximately $9.7 million of which was used to retire the outstanding balance under the 2017 Loan Agreement and approximately $5.3 million of which is new loan funding.

The remainder of the loan amount will be available to the Company, at its options, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche of $10.0 million available through June 30, 2021 upon FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”)  available from July 1, 2021 through January 31, 2022 upon the Company achieving $20.0 million in net product revenues from sales of FOTIVDA, if approved by the FDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million available through June 30, 2022 contingent upon the achievement of Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Facility also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 upon the Company’s option after the Tranche Three funding has occurred, (ii) providing for an interest-only period through September 30, 2021, which is extendable through September 30, 2022 upon the achievement of

Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. The Company may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. The Company is obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which the Company prepays any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continues to be due on July 1, 2021. In connection with the 2020 Loan Amendment, the Company incurred approximately $0.3 million in loan issuance costs paid directly to Hercules.

The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company is also required to achieve greater than or equal to 75% of its forecasted net product revenues from its sales of FOTIVDA over a 6-month trailing period, as defined and measured on a monthly basis, effective upon the Third Tranche funding and continuing through the maturity of the loan. The net product revenue covenant will not apply at any time the Third Tranche funding has not been provided nor such advance has been prepaid in full.

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including  failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our lead candidate is tivozanib (FOTIVDA®), a vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI, which is approved in the European Union, or the EU, the United Kingdom, Norway, New Zealand and Iceland for the treatment of adult patients with advanced renal cell carcinoma, or RCC. In March 2020, we submitted an application for marketing approval, or NDA, to the U.S. Food and Drug Administration, or FDA, for tivozanib as a treatment for relapsed or refractory RCC. In June 2020, the FDA accepted our NDA for substantive review and assigned it a Prescription Drug User Fee Act, or PDUFA, target date of March 31, 2021. The FDA also notified us that it does not currently plan to convene an Oncologic Drugs Advisory Committee meeting in connection with its review. We had an application orientation meeting for the tivozanib NDA with the FDA on May 14, 2020 and a mid-cycle review meeting on July 31, 2020. The FDA has conditionally accepted our proposed brand name, FOTIVDA®, for tivozanib in the United States. We are also studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma, or HCC, in phase 2 clinical trials.

Our pipeline of product candidates also includes ficlatuzumab, a hepatocyte growth factor, or HGF, inhibitory monoclonal antibody. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, acute myeloid leukemia, or AML, and pancreatic cancer.  We are currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC. Our earlier-stage pipeline under development includes AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15, or GDF15, a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, a monoclonal antibody that targets the Notch 3 pathway, as a potential oncology treatment.

We are committed to creating an environment of diversity and inclusion as a foundation for innovation. We believe that diverse backgrounds and perspectives provide us with better ideas and collaboration across our organization. It is our policy to maintain a work environment free from discrimination based on race, color, religion, national origin, gender, gender identity, transgender status, sexual orientation, age, physical or mental disability, genetic information, veteran status, or marital status.

Business Update Regarding COVID-19.  The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations to varying degrees. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our clinical development programs, as applicable. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Certain of our operations had been conducted remotely prior to the COVID-19 pandemic, and we have now transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. We have not experienced any material reduction in productivity or interruptions in our general business operations to date. However, if the COVID-19 pandemic continues or becomes more severe, it may impact our ability to maintain that level of productivity, to grow the company as we have anticipated, and to execute our commercialization and other long-term business strategies. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – Risk Factors – Risks Related to the COVID-19 Pandemic, included elsewhere in this Quarterly Report on Form 10-Q.

Tivozanib.  Tivozanib is a potent, selective and long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors. It is designed to optimize VEGF blockade while minimizing off-target toxicities, resulting in demonstrated improved anti-tumor activity as compared to a non-selective VEGFR TKI, such as sorafenib, as measured by progression-free survival, or PFS, overall response rate, or ORR, and duration of response, and tolerability, as measured by the need for significantly fewer dose reductions and interruptions due to adverse events.

Our NDA submission is based on our TIVO-3 trial, a phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC, and supported by data from three additional trials, including an active comparator-controlled supportive phase 3 trial, TIVO-1, comparing tivozanib to sorafenib in first-line RCC, and two phase 2 trials, Study 902, the open-label, crossover clinical study of tivozanib for patients who progressed on sorafenib in TIVO-1 and Study 201, a placebo-controlled study in first-line RCC. Our TIVO-3 trial is the first positive phase 3 study in the third- and fourth-line treatment of patients with RCC to meet its primary endpoint, as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior checkpoint inhibitor therapy, an emerging standard of care for earlier lines of therapy. Key data from our TIVO-3 trial include the following:

•

Tivozanib demonstrated a 44% improvement in median PFS, the primary endpoint, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm, and 27% reduction in risk of progression or death compared to sorafenib (hazard ratio (HR)=0.73, p=0.0165).

•	ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.017).
•	Median duration of response in patients receiving tivozanib was not reached (95% confidence interval (CI): 12.9, not reached (NR)) and in patients receiving sorafenib was 5.7 months (95% CI: 5.6, NR).
•

The final overall survival, or OS, hazard ratio based on a May 1, 2020 cutoff date was 0.97 (p=0.82), and the final median OS was 16.4 months for tivozanib and 19.2 months for sorafenib. The final OS HR of 0.97 was similar to those observed in other Phase 3 studies in RCC comparing a prior FDA-approved VEGFR TKI to another VEGFR TKI..

•

Tivozanib also demonstrated a statistically significant improvement in median PFS for the prespecified subgroup of patients (approximately 27% of the patients in the tivozanib arm) who received checkpoint inhibitor therapy in earlier lines of treatment, with a hazard ratio of 0.55 (p=0.028), a 45% reduction in risk of progression or death compared to sorafenib, and a median PFS in the tivozanib arm of 7.3 months compared with 5.1 months in the sorafenib arm. The ORR for patients in this subgroup receiving tivozanib was 24.4% compared to 6.8% receiving sorafenib. The final OS hazard ratio for this subgroup was 0.84.

•

Tivozanib was generally better tolerated than sorafenib with significantly fewer dose reductions and interruptions due to adverse events.  In the tivozanib arm, 46% of patients experienced Grade 3 or higher adverse events compared to 55% of patients in the sorafenib arm. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse event in patients receiving tivozanib was hypertension, an adverse event known to reflect effective VEGF pathway inhibition, which has shown a correlation with better PFS outcomes.

We believe there is significant potential commercial opportunity for tivozanib in the United States if it is approved by the FDA as a treatment for relapsed or refractory RCC. We estimate that the U.S. market for relapsed or refractory RCC therapy is currently approximately $1.0 billion and, based on our clinical data, we believe that tivozanib has the opportunity to be a standard of care in this market due to its combination of anti-tumor activity and tolerability.

We are preparing for the potential commercialization of tivozanib in relapsed or refractory RCC by expanding our medical affairs, sales, marketing, market access and distribution teams and capabilities. If the FDA grants marketing approval of tivozanib, we intend to make tivozanib accessible to patients with relapsed or refractory RCC in the United States through our own commercial organization. In light of the COVID-19 pandemic, we are designing our strategic commercial approach for tivozanib to be flexible by building remote as well as in-person customer engagement capabilities.

In addition to the TIVO-3 trial, we have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and HCC. We sponsored the TiNivo trial, a phase 1b/2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first- and second-line treatment of RCC, for which Bristol-Myers Squibb supplied nivolumab. The combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC. Out of 25 patients who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab, thirteen (52%) had received at least one prior systemic therapy, including two (8%) that had received prior checkpoint inhibitor therapy, and twelve (48%) that were treatment naïve. The overall median PFS for the 25 patients was 18.9 months. Outcomes were comparable in the treatment naïve and prior treatment patients suggesting no loss of activity for the combination following prior treatment. The median PFS for the twelve previously untreated patients was 18.9 months and the median PFS for the thirteen previously treated patients had not yet been achieved as of the final data cut-off date of August 27, 2019. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one treatment naïve patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. Treatment-related Grade 3/4 adverse events occurred in 80% of patients, the most common of which was hypertension, and only 17% of patients required a dose reduction. In September 2019, we presented final PFS results of our TiNivo trial at the European Society for Medical Oncology 2019 Congress. Based on these results from the TiNivo trial, we are currently evaluating opportunities to initiate a potential registrational combination study of tivozanib with an immune checkpoint inhibitor in RCC.

We are also sponsoring the DEDUCTIVE trial, an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), AstraZeneca PLC’s, or AstraZeneca’s, monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in the first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy.  Pursuant to our clinical supply agreement with an affiliate of AstraZeneca, we serve as the study sponsor, each party contributes the clinical supply of its study drug and external study costs are otherwise shared equally. The DEDUCTIVE trial has progressed to phase 2 following the successful completion of the phase 1b portion of the trial, where 1.0 mg of tivozanib was administered for 21 days followed by seven days off treatment together with 1,500 mg of durvalumab every 28 days. The combination was well-tolerated, with no dose limiting toxicities. We expect to enroll up to an additional 30 patients in the phase 2 expansion portion of the trial at the dose and schedule designated in the phase 1b portion. The primary outcome measure of the DEDUCTIVE trial is incidence of treatment emergent adverse events and the secondary outcome measures include ORR, PFS and OS.  We expect to present preliminary data from the trial at a scientific meeting in the first half of 2021 and to report final data from the trial in the second half of 2021.

Substantially all of the clinical trial sites have been initiated for the DEDUCTIVE trial. At certain of the clinical trial sites, enrollment has been suspended due to COVID-19 related restrictions. In addition, patients may be reluctant to visit clinical trial sites that are open for enrollment due to health and safety concerns regarding COVID-19, and healthcare resources may be diverted from the conduct of our trial in order to focus on pandemic concerns.  Accordingly, enrollment has occurred at a slower pace than initially forecasted to date, and we cannot guarantee that the future pace of enrollment will enable us to present data for the DEDUCTIVE trial as currently expected.   Further, certain trial functions, including trial monitoring, are currently being conducted remotely where possible.  We do not yet know whether remote management of these functions will prove to be sufficient. We have sufficient clinical supply of tivozanib manufactured to complete the DEDUCTIVE trial. The DEDUCTIVE trial also requires treatment with durvalumab, which is administered intravenously and supplied by AstraZeneca. Any interruptions in the supply or delivery of study drug for the trial would impact patient treatment.  The extent and impact of any future disruptions on enrollment status, patient treatment and trial management of our DEDUCTIVE trial due to the COVID-19 pandemic are uncertain and may change with the local and global fluctuations in the incidence of COVID-19.

We licensed our rights to tivozanib from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC in December 2006.  Pursuant to our license agreement with KKC, or the KKC Agreement, we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib worldwide except for Asia and the Middle East, where KKC retained the rights to tivozanib. We have no remaining development and commercialization milestone payments due to KKC under this agreement. We have royalty payment obligations to KKC related to our oncology development of tivozanib in our territory, which range from the low to mid-teens as a percentage of net sales. We are also required to pay KKC 30% of amounts we receive from our European, or any other, sublicensee, subject to certain exceptions and limitations.

In August 2019, KKC repurchased the non-oncology rights to tivozanib from us in our territory (excluding the rights we have sublicensed to EUSA Pharma (UK) Limited, or EUSA, as described below). In connection with this repurchase, KKC paid us a $25.0 million upfront fee and waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S. KKC has milestone payment obligations to us of up to an aggregate of $390.7 million upon the achievement of certain development and sales milestones and royalty payment obligations to us related to non-oncology development by KKC in our territory, which range from high single digits to low double digits as a percentage of net sales. On August 2, 2020, KKC’s investigational new drug, or IND, application for a non-oncology formulation of tivozanib was accepted by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, we earned a $2.8 million development milestone payment upon acceptance of the IND pursuant to the KKC Agreement.

We have sublicensed tivozanib to EUSA in Europe and other territories outside of North America. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland.  Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. EUSA has received reimbursement approval and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in additional countries. Under our license agreement with EUSA, or the EUSA Agreement, we are eligible to receive regulatory and sales milestone payments as well as tiered double-digit royalties on EUSA’s annual net sales of FOTIVDA ranging from a low double digit up to mid-twenty percent. We began earning sales royalties upon EUSA’s first commercial launch of FOTIVDA with the initiation of product sales in Germany in November 2017. We are also eligible to receive a research and development reimbursement from EUSA of $20 million of our total TIVO-3 trial costs if EUSA chooses to opt-in to use the TIVO-3 dataset to seek an expanded RCC indication in the EU, or for other regulatory or commercialization purposes. The leadership of EUSA has informed us that it is interested in seeking an expanded label, but has requested to more closely align the payment stream under which it would satisfy its $20 million reimbursement obligation with the occurrence of the incremental value creation for EUSA. We are currently in negotiations with EUSA regarding the structuring of this payment stream. We cannot be certain that we will arrive at mutually acceptable terms, or that EUSA will ultimately exercise the opt-in.

EUSA has reported to us that to date, it has not experienced a decrease in sales or interruptions in supply or distribution of FOTIVDA due to the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.

Ficlatuzumab.  Ficlatuzumab is a potent HGF inhibitory antibody. HGF is the sole known ligand of the c-Met receptor, which is believed to trigger many activities that are involved in cancer development and metastasis. We have seen promising early results for ficlatuzumab as a potential treatment of HNSCC, AML, and pancreatic cancer in clinical trials conducted with Biodesix, Inc., or Biodesix, under a worldwide Co-Development and Collaboration Agreement, or the Biodesix Agreement. We and Biodesix each contribute half of the development costs of ficlatuzumab. The Biodesix Agreement also provides that we and Biodesix share equally in any future revenue from development or commercialization, subject to opt-out rights and certain other exceptions. The estimated number of annual new cases of head and neck cancer, AML and pancreatic cancer in the United States is 57,600, 53,260 and 19,940, respectively (American Cancer Society, Cancer Facts & Figures 2020).

We and Biodesix funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in HNSCC. In June 2017, preliminary results of the phase 1 trial were presented and showed that ficlatuzumab in combination with cetuximab in patients with cetuximab-resistant, metastatic HNSCC was well tolerated, resulted in a disease control rate of 67% and demonstrated activity prolonging PFS and OS compared to historical controls of cetuximab alone. We and Biodesix are funding an investigator-sponsored multi-center randomized phase 2 trial of ficlatuzumab in ERBITUX® (cetuximab) refractory patients in HNSCC to confirm these findings and to explore other markers of activity. The phase 2 trial is being conducted under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The trial is designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab, and enrollment is expected to be complete in the fourth quarter of 2020. We expect to report data from the trial in the first half of 2021. We and Biodesix are considering undertaking additional clinical manufacturing of ficlatuzumab and are evaluating opportunities to initiate a phase 3 clinical trial of ficlatuzumab for the treatment of HNSCC in 2022.

In January 2020, we announced results from an investigator-sponsored trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer. The trial was designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. A total of 24 patients enrolled in the trial and the average number of 28-day treatment cycles received was 7.5 (range 1-15), with three patients remaining on active treatment at the end of the trial. The combination showed a promising ORR and disease control rate relative to data observed for gemcitabine and nab-paclitaxel alone. Treatment with this regimen was associated with significant hypoalbuminemia and edema, and therefore a follow-up safety study is under consideration to evaluate ficlatuzumab in combination with an alternate cytotoxic regimen.

We and Biodesix also funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with cytarabine in AML, which we refer to as the CyFi-1 trial, which showed a favorable complete response rate in the 18 primary refractory AML patients enrolled in the trial and an acceptable tolerability profile. Based on the encouraging findings from the CyFi-1 trial, we and Biodesix planned a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial. However, in March 2020,we decided to discontinue the CyFi-2 trial prior to patient enrollment due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

AV-203.  AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America under a collaboration and license agreement. We have retained the North American rights to AV-203. We are eligible to receive from CANbridge certain milestone payments and upon commercialization, tiered royalties on net sales, subject to a sublicense fee to Biogen Idec International GmbH.  CANbridge has advised us that it is evaluating NRG1 Fusion biomarker directed development plans with the potential to initiate a clinical study in 2021. NRG1 Fusions, which are certain alterations in the NRG1 gene that may cause increased levels of the growth factor NRG1, are a potential biomarker for response to AV-203 in various tumor types.

AV-380. AV-380 is a potent humanized IgG1 inhibitory monoclonal antibody targeting GDF15, a divergent member of the TGF-ß family. We are developing AV-380 for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. It is estimated that cachexia affects approximately 9 million individuals in North America, Europe and Japan (J Cachexia Sarcopenia Muscle 2010). Cachexia is associated with various cancers, and it is estimated that approximately 30% of all cancer patients die due to cachexia and over half of cancer patients who die do so with cachexia present (J Cachexia Sarcopenia Muscle 2010). We believe AV-380 has the potential to address a significant unmet need. Cachexia also affects patients with chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, anorexia nervosa and other diseases.

We believe that AV-380 represents a unique approach to treating cachexia because it has been demonstrated in preclinical studies to address key underlying mechanisms of the syndrome. Our research suggests that greater than 70% of cancer patients have increased GDF15 expression, starting at the pre-cachectic stage. If GDF15 inhibitors such as AV-380 are proven clinically successful, we believe there is a significant market opportunity with potential application in multiple tumor types in combination with multiple anti-cancer treatment standards. In connection with the AV-380 program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s. Pursuant to our license agreement with St. Vincent’s, we are required to make certain milestone payments and upon commercialization, tiered royalties on net sales to St. Vincent’s.

We are currently performing preclinical toxicology studies to support a potential IND filing with the FDA in the second half of 2020. If the IND is accepted, we plan to initiate a phase 1 trial of AV-380 in the first quarter of 2021.

AV-353.  AV-353 is a potent inhibitory monoclonal antibody specific to Notch 3. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases, such as pulmonary arterial hypertension, and neurodegenerative conditions. We are currently evaluating options to develop AV-353 in oncology indications.

On June 19, 2020, we completed an underwritten public offering of approximately 9.7 million shares of our common stock at the public offering price of $5.25 per share for net proceeds of approximately $47.8 million.

We do not have a history of generating operating profits and, as of June 30, 2020, we had an accumulated deficit of $601.3 million. Our revenue was $1.5 million and $2.3 million and our losses from operations were $18.1 million and $12.6 million in the six months ended June 30, 2020 and 2019, respectively. We recorded net losses of $15.7 million and $2.6 million in the six months ended June 30, 2020 and 2019, respectively. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

Recent Developments

On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the acceptance of KKC’s IND for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan.

On August 7,  2020, we entered into a first amendment, or the 2020 Loan Amendment, to the Amended and Restated Loan and Security Agreement dated as of December 28, 2017, or the 2017 Loan Amendment, with Hercules Capital, Inc, or Hercules.  The 2020 Loan Amendment provides us with an additional term loan of up to $35.0 million, or the 2020 Loan Facility, in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions. The 2020 Loan Facility includes (i) $15.0 million in initial funding upon execution of the 2020 Loan Amendment to retire the outstanding balance of approximately $9.7 million under the 2017 Loan Agreement and to provide approximately $5.3 million in new loan funding, and (ii) up to $20.0 million in additional loan funding contingent upon FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, if approved by the FDA, within certain time frames and subject to certain terms and conditions. For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below.

Going Concern

As of August 10, 2020, the date of issuance of these unaudited condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities of $71.4 million as of June 30, 2020, together with (i) the $2.8 million development milestone payment earned from KKC on August 2, 2020 and (ii) approximately $5.3 million in new loan funding received from Hercules on August 7, 2020, will not be sufficient to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.  Consequently, in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan.  For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below, as well as Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements and “— Risk Factors –We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern,” each included elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

We do not have a history of being profitable and, as of June 30, 2020, we had an accumulated deficit of $601.3 million. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

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

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. In March 2020, we submitted an NDA to the FDA for tivozanib as a treatment for relapsed or refractory RCC if approved by the FDA. In June 2020, the FDA accepted our NDA for substantive review and assigned it a PDUFA target date of March 31, 2021. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships, and the payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we or our strategic partners fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

As we approach our PDUFA target date and our potential commercial launch of tivozanib, we anticipate that research and development expenses will increase significantly in the second half of 2020, principally related to the buildout of our medical affairs team and the conduct of certain post-commercial launch drug supply manufacturing. In addition, research and development costs will continue to increase as we enroll patients in the DEDUCTIVE trial and complete AV-380 pre-clinical development, partially offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as these trials are nearing completion. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 will be conducted subject to the availability of sufficient financial resources.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries, bonuses, benefits, travel and stock-based compensation for employees in executive, finance, legal, business development, commercial, information technology and human resource functions. Other general and administrative expenses include professional fees for audit, tax, general legal, patent legal, public relations, marketing, consulting services and directors’ fees, as well as facility and information technology-related costs not otherwise included in research and development expenses.

As we approach our PDUFA target date and our potential commercial launch of tivozanib, we anticipate that general and administrative expenses will increase significantly in the second half of 2020, principally related to the buildout of our sales, marketing, market access and distribution teams and capabilities, as well as general and administrative support. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 will be conducted subject to the availability of sufficient financial resources.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 1,764,242 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. As of June 30, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. No PIPE Warrants were exercised during each of the three and six months ended June 30, 2020 and 2019. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3, “Significant Accounting Policies - Warrants Issued in Connection with Private Placement” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2019	March 31, 2020	June 30, 2020
Expected price volatility	76.25%	133.07%	153.57%	108.20%
Expected term (in years)	5.00	1.50	1.25	1.00
Risk-free interest rates	1.22%	1.59%	0.17%	0.16%
Stock price	$8.90	$6.20	$3.62	$5.15
Dividend yield	—	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2020, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2020, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the measurement of right-of-use assets and lease liabilities, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and six months ended June 30, 2020, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission, or SEC, on March 16, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2020 and 2019

Revenues (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
EUSA	749	703	46	7%	1,533	2,314	(781)	(34)%
Total	$749	$703	$46	7%	$1,533	$2,314	$(781)	(34)%

Our total revenues from EUSA were $0.7 million in each of the three months ended June 30, 2020 and 2019.

Our total revenues from EUSA decreased by $0.8 million, or 34%, to $1.5 million in the six months ended June 30, 2020 from $2.3 million in the six months ended June 30, 2019, principally due to the $1.0 million in revenue recognized in the first half of 2019 related to the $2.0 million milestone payment we earned under the EUSA Agreement for reimbursement approval for tivozanib (FOTIVDA) in the first-line treatment of RCC from the Ministry of Health, Consumer Affairs and Social Welfare in Spain in February 2019, partially offset by a $0.2 million increase related to higher EUSA royalties in the first half of 2020 as compared to the first half of 2019. No milestone payments were earned under the EUSA Agreement in the first half of 2020. Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 Revenue from Contracts with Customers to our EUSA Agreement.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Tivozanib	$3,202	$1,985	$1,217	61%	$9,364	$6,097	$3,267	54%
AV-380 Program in Cachexia	696	133	563	423%	1,414	2,483	(1,069)	(43)%
Ficlatuzumab	167	205	(38)	(19)%	745	236	509	216%
Overhead	354	288	66	23%	722	647	75	12%
Total research and development expenses	$4,419	$2,611	$1,808	69%	$12,245	$9,463	$2,782	29%

Our total research and development expenses increased by $1.8 million, or 69%, to $4.4 million in the three months ended June 30, 2020 from $2.6 million in the three months ended June 30, 2019, principally due to increases of $1.2 million in tivozanib-related expenses and $0.6 million in AV-380 related expenses.

Our total research and development expenses increased by $2.7 million, or 29%, to $12.2 million in the six months ended June 30, 2020 from $9.5 million in the six months ended June 30, 2019, principally due to increases of $3.3 million in tivozanib-related expenses and $0.5 million in ficlatuzumab-related expenses, partially offset by a decrease of $1.1 million in AV-380 related expenses.

Tivozanib expenses increased by $1.2 million, or 61%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The $1.2 million increase was principally due to increases of $0.6 million related to the tivozanib NDA for RCC, $0.2 million related to costs incurred in the second quarter of 2020 that were not incurred in the second quarter of 2019 in connection with the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca, and $0.2 million related to early commercial launch-readiness initiatives that were not incurred in the second quarter of 2019.

Tivozanib expenses increased by $3.3 million, or 54%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The $3.3 million increase was principally due to increases of $3.8 million related to the tivozanib NDA for RCC, including $0.9 million related to the completion of the NDA submission and ongoing support of the FDA’s review of the NDA and the $2.9 million application user fee pursuant to the PDUFA that was due upon the filing of the tivozanib NDA on March 31, 2020, $0.6 million related to costs incurred in the first half of 2020 that were not incurred in the first half of 2019 in connection with the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca, and $0.2 million related to early commercial launch-readiness initiatives that were not incurred in the first half of 2019. These increases were partially offset by decreases of $0.9 million related to lower expenses in connection with the TIVO-3 and TiNivo trials that are nearing completion and $0.6 million related to sublicense fees due to KKC in the first half of 2019 in connection with a milestone we earned under our EUSA Agreement that were not incurred in the first half of 2020.

AV-380 expenses increased by $0.6 million, or 423%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 principally due to pre-clinical development costs incurred in the second quarter of 2020 that were not incurred in the second quarter of 2019.

AV-380 expenses decreased by $1.1 million, or 43%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The $1.1 million decrease was principally due to the $2.3 million time-based milestone obligation due to St. Vincent’s in the first half of 2019 that was not incurred in the first half of 2020, partially offset by an increase of $1.2 million related to pre-clinical development costs incurred in the first half of 2020 that were not incurred in the first half of 2019.

Ficlatuzumab expenses remained flat at $0.2 million in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and increased by $0.5 million, or 216%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The $0.5 million increase in the six months ended June 30, 2020 was due to start-up costs incurred in the first half of 2020 that were not incurred in the first half of 2019 in connection with the CyFi-2 trial that was initiated in November 2019, net of cost sharing with Biodesix. In March 2020, we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, as described above under “Overview – Ficlatuzumab.”

We anticipate that research and development expenses will increase significantly in the second half of 2020, principally related to the buildout of our medical affairs team and the conduct of certain post-commercial launch drug supply manufacturing. In addition, research and development costs will continue to increase as we enroll patients in the DEDUCTIVE trial and complete AV-380 pre-clinical development, partially offset by lower expenses related to the year-to-year conduct of the TIVO-3 and TiNivo trials as these trials are nearing completion. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 will be conducted subject to the availability of sufficient financial resources.

General and Administrative Expenses (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$3,737	$2,986	$751	25%	7,409	5,441	1,968	36%

General and administrative expenses increased by $0.7 million, or 25%, to $3.7 million in the three months ended June 30, 2020 from $3.0 million in the three months ended June 30, 2019. The $0.7 million increase was principally due to increases of $0.5 million related to the commencement of early commercial-launch readiness activities in the second quarter of 2020 that were not incurred in the second quarter of 2019 and $0.2 million in professional fees.

General and administrative expenses increased by $2.0 million, or 36%, to $7.4 million in the six months ended June 30, 2020 from $5.4 million in the six months ended June 30, 2019. The $2.0 million increase was principally due to increases of $1.0 million related to the commencement of early commercial-launch readiness activities in the first half of 2020 that were not incurred in the first half of 2019, $0.8 million in professional fees and $0.2 million in other compensation-related costs.

As we approach our PDUFA target date and our potential commercial launch of tivozanib, we anticipate that general and administrative expenses will increase significantly in the second half of 2020, principally related to the buildout of our sales, marketing, market access and distribution teams and capabilities, as well as general and administrative support. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 will be conducted subject to the availability of sufficient financial resources.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Change in fair value of PIPE Warrant liability	$450	$2,210	$(1,760)	(80)%	$3,098	$11,025	$(7,927)	(72)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In the three months ended June 30, 2020, we recorded an approximate non-cash gain of $0.5 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approach expiration in May 2021, partially offset by a higher stock price of $5.15 on June 30, 2020 compared to the stock price of $3.62 on March 31, 2020.

In the six months ended June 30, 2020, we recorded an approximate non-cash gain of $3.1 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a lower stock price of $5.15 on June 30, 2020 compared to the stock price of $6.20 on December 31, 2019, as well as a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approach expiration in May 2021.

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

Interest Expense, net (in thousands)

	Three Months				Six Months
	Ended June 30,		Comparison		Ended June 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Interest expense, net	$(349)	$(451)	$102	(23)%	$(664)	$(1,015)	$351	(35)%

Interest expense, net decreased by $0.1 million, or 23%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Interest expense, net decreased by $0.3 million, or 35%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These decreases were principally due to decreases in interest expense resulting from the paydown of principal under our 2017 Loan Agreement with Hercules and a lower interest rate of 9.45% in the first half of 2020 as compared to the interest rate of 10.2% in the first half of 2019. Principal payments to Hercules resumed on August 1, 2019.

We anticipate that interest expense will increase during the remainder of 2020 due to a higher principal balance and a higher interest rate of 9.65% in connection with the August 2020 Loan Amendment with Hercules, as described below.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $71.4 million. See “—Liquidity and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(19,216)	$(14,467)
Net cash used in investing activities	(7,839)	—
Net cash provided by financing activities	42,940	30,272
Net increase in cash and cash equivalents	$15,885	$15,805

Our operating activities used cash of $19.2 million and $14.5 million in the six months ended June 30, 2020 and 2019, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $7.8 million in the six months ended June 30, 2020 and none in the six months ended June 30, 2019, principally due to net changes in the maturities and purchases of marketable securities in the first half of 2020. We did not have any marketable securities in the first half of 2019.

Our financing activities provided cash of $42.9 million and $30.3 million in the six months ended June 30, 2020 and 2019, respectively. In 2020, we raised approximately $47.8 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020. In 2019, we raised approximately $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the Leerink Sales Agreement in February 2019, as defined below, and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019. In the first half of 2020, we paid approximately $4.8 million in principal payments pursuant to our 2017 Loan Agreement with Hercules, for which payments had resumed on August 1, 2019.

Public Offering – June 2020

On June 19, 2020, we completed an underwritten public offering of 9,725,000 shares of our common stock, including the partial exercise by the underwriters of their option to purchase an additional 1,225,000 shares, at the public offering price of $5.25 per share for gross proceeds of approximately $51.1 million. Three stockholders each beneficially holding more than 5% of our voting securities, including an entity affiliated with New Enterprise Associates and two other stockholders purchased an aggregate of 4,503,571 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $47.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Hercules Loan Restructuring – August 2020

On August 7, 2020, we entered into the 2020 Loan Amendment to provide us with the 2020 Loan Facility, an additional term loan in an aggregate principal amount of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions.

We received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, including approximately $9.7 million of which was used to retire the outstanding balance under the 2017 Loan Agreement and approximately $5.3 million of which is new loan funding.

The remainder of the loan amount will be available to us at our option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche of $10.0 million available through June 30, 2021 upon FDA approval of FOTIVDA, or Performance Milestone I, (ii) the third tranche of $5.0 million available from July 1, 2021 through January 31, 2022 upon our achieving $20.0 million in net product revenues from  sales of FOTIVDA, if approved by the FDA, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche of $5.0 million available through June 30, 2022 contingent upon the achievement of Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Facility also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 upon our option after the Tranche Three funding has occurred, (ii) providing for an interest-only period through September 30, 2021, which is extendable through September 30, 2022 upon the achievement of Performance Milestone I, and further extendable through March 31, 2023 after the Tranche Three funding has occurred, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which we prepay any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continues to be due on July 1, 2021. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules.

The 2020 Loan Facility includes various financial and operating covenants, including that we maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. We are also required to achieve greater than or equal to 75% of our forecasted net product revenues from our sales of FOTIVDA over a 6-month trailing period, as defined and measured on a monthly basis, effective upon the Third Tranche funding and continuing through the maturity of the loan. The net product revenue covenant will not apply at any time the Third Tranche funding has not been provided nor such advance has been prepaid in full.

The 2020 Loan Facility is secured by substantially all of our assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by us, including  failure by us to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by us, subject to certain cure periods; our insolvency and certain other bankruptcy proceedings involving us; our default of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon our business.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of June 30, 2020, Offering Warrants to purchase 2,500,000 shares of our common stock were outstanding, at an exercise price of $12.50 per share, with an expiration date of April 8, 2021.

Sales Agreement with SVB Leerink

In February 2018, we entered into the Leerink Sales Agreement, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 0.5 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 1.3 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of June 30, 2020, approximately $32.0 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Universal Shelf Registration Statement

On November 30, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2017 Shelf. The 2017 Shelf (File No. 333-221873) was declared effective by the SEC on December 15, 2017 and covers the offering, issuance and sale from time to time of up to $200 million of our common stock, preferred stock, debt securities, warrants and/or units. As of June 30, 2020, approximately $37 million was available for issuance in connection with future stock sales under the shelf registration statement.

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of June 30, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding, at an exercise price of $10.00 per share, with an expiration date of May 16, 2021.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of June 30, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of June 30, 2020 was approximately $11.3 million.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2017 Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2020, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2017 Loan Agreement. The loans are secured by a lien on all of our personal property (other than intellectual property), whether owned as of, or acquired after, the date of the First Loan Agreement.

Liquidity and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. In March 2020, we submitted an NDA to the FDA for tivozanib as a treatment for relapsed or refractory RCC. In June 2020, the FDA accepted our NDA for substantive review and assigned it a PDUFA target date of March 31, 2021. We anticipate that we will continue to incur significant operating losses for the next several years as we continue our planned development activities for our preclinical and clinical stage assets and commence commercial launch-readiness initiatives in support of a potential commercial launch of tivozanib in RCC. We will require substantial additional funding to continue our planned operating activities, and the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KKC and St. Vincent’s, we have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. In addition, we are required to make certain clinical and regulatory milestone payments under our agreement with St. Vincent’s.

During the six months ended June 30, 2020, we received approximately $50.4 million in funding, including approximately $47.8 million in equity funding from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and approximately $2.6 million in partnership funding for cost sharing obligations and royalties from the sales of FOTIVDA by EUSA.

As June 30, 2020, we had approximately $71.4 million in cash, cash equivalents and marketable securities. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the achievement of a development milestone. On August 7,  2020, we entered into the 2020 Loan Amendment with Hercules.  The 2020 Loan Amendment provides us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions. The 2020 Loan Facility includes (i) $15.0 million in initial funding upon execution of the 2020 Loan Amendment to retire the outstanding balance of approximately $9.7 million under the 2017 Loan Agreement and to provide approximately $5.3 million in new loan funding, and (ii) up to $20.0 million in additional loan funding contingent upon FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, if approved by the FDA, within certain time frames and subject to certain terms and conditions. On an as adjusted basis as of June 30, 2020, we had approximately $79.5 million in cash, cash equivalents and marketable securities.

We believe that our as-adjusted $79.5 million in cash, cash equivalents and marketable securities as of June 30, 2020, consisting of approximately $71.4 million in cash at June 30, 2020, together with the $2.8 million development milestone payment from KKC earned on August 2, 2020 and the approximate $5.3 million in new loan funding from the 2020 Loan Amendment received on August 7, 2020, along with partnership cost sharing reimbursements, royalty revenues from sales of FOTIVDA by EUSA, product revenues from sales of FOTIVDA, if approved by the FDA, and the additional $20.0 million in available credit under the 2020 Loan Amendment, which is available to us subject to achieving the milestones in the 2020 Loan Amendment and described above in “Liquidity and Capital Resources—Hercules Loan Restructuring” would allow us to fund our planned operations into 2022.

However, under the going concern analysis required by ASC 205-40, the future receipt of potential funding that is contingent on FDA approval of FOTIVDA, such as product revenues from the potential sales of FOTIVDA and the potential future borrowings pursuant to the loan agreement with Hercules, cannot be considered probable at this time because none of our current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within our control. As such, in  accordance with the requirements of ASC 205-40, we have determined that we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern.

Our plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within our control:

•	Earn royalty payments pursuant to the EUSA Agreement for EUSA’s sales of tivozanib in its territory.
•

Earn milestone payments pursuant to our collaboration and license agreements or restructure / monetize existing potential milestone and/or royalty payments under those collaboration and license agreements.

•	Raise funding through the additional sale of our common stock, including public or private equity financings.
•	Drawdown potential future borrowings pursuant to the loan agreement with Hercules, subject to the satisfaction of the conditions to future borrowing.
•	Partner a portion or all rights to our portfolio candidates to secure potential additional non-dilutive funds.

Pursuant to our EUSA Agreement, we are entitled to receive up to an additional $4.0 million in milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France and Italy, and an additional $2.0 million milestone payment for the grant of marketing approval, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties. These milestone payments are subject to the 30% sublicense fee payable to KKC. We are also eligible to receive additional research and development reimbursement payments from EUSA if EUSA elects to opt-in to the TIVO-3 study. These research and development reimbursement payments would not be subject to the 30% sublicense fee payable to KKC, subject to certain limitations. We may also borrow up to an additional $20.0 million under the 2020 Loan Agreement with Hercules, at our option, contingent upon FDA approval of FOTIVDA and our net product revenue from sales of FOTIVDA, if approved by the FDA, reaching $20.0 million within certain time frames, subject to certain terms and conditions. There can be no assurance, however, that the FDA will approve FOTIVDA or that the other conditions to the funding of such loan amounts will be satisfied.

There can be no assurance that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for more than the next twelve months from the date of filing this Quarterly Report on Form 10-Q.  Refer to“— Risk Factors. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern,” included elsewhere in this Quarterly Report on Form 10-Q.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement or 2020 Loan Amendment with Hercules or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us, including the current lawsuits described under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•	general economic, industry and market conditions;

•	the impact of COVID-19 on our operations, business and prospects; and
•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all or if we were to default under the 2017 Loan Amendment or 2020 Loan Amendment with Hercules, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:

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

On August 7, 2020, we entered into the 2020 Loan Amendment with Hercules to provide us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions, as described above in “Liquidity and Capital Resources—Hercules Loan Restructuring.”

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against us in 2019.  Although the time for appeal has not yet expired, plaintiffs have indicated that they do not intend to appeal the dismissal.  This purported class action lawsuit, which we refer to as the 2019 Class Action, was filed against us and certain of our present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, on February 25, 2019, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as an additional defendant.  The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019.  It generally alleged that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, we filed a motion to dismiss the amended complaint.  On July 24, 2020, the District Court granted our motion to dismiss.  Plaintiffs have indicated that they do not intend to appeal the dismissal.  We deny any allegations of wrongdoing, and if necessary, will continue to vigorously defend against this lawsuit. However, there is no assurance that, if plaintiff decides to appeal, we will continue to be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Following the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against us, certain of our present and former officers and our directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2, respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein.  On July 26, 2019, the court granted the parties’  joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action.  As discussed above, on July 24, 2020, the District Court dismissed the 2019 Class Action.  We are unable to predict the outcome of the derivative lawsuits at this time.

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

We have enrolled and seek to enroll cancer patients in our ongoing clinical trials at sites located both in the United States and in Europe. The COVID-19 pandemic has delayed and may continue to delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

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

For example, some of the clinical trial sites for our DEDUCTIVE trial have suspended enrollment due to COVID-19 related hospital and governmental restrictions. Accordingly, enrollment has occurred at a slower pace than initially forecasted to date, and we cannot guarantee that the future pace of enrollment will enable us to present data for the DEDUCTIVE trial as currently expected.  In addition, in-person monitoring visits are currently on hold at certain of the clinical trial sites in our DEDUCTIVE trial and to the extent possible due to the COVID-19 pandemic, monitoring is being conducted remotely. We do not yet know whether remote management of this function will prove to be sufficient. The extent of any adverse impact on our clinical trials cannot be predicted with any level of certainty and will depend on numerous evolving factors, which are highly uncertain. We decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial supply.

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

In light of the COVID-19 pandemic, we are designing our strategic commercial approach for tivozanib to be flexible by building remote as well as in-person customer engagement capabilities in preparation for potential commercialization. However, it is uncertain whether obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact our commercialization efforts.

The COVID-19 pandemic continues to rapidly evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies, clinical trials and commercialization efforts as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

As June 30, 2020, we had approximately $71.4 million in cash, cash equivalents and marketable securities. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the achievement of a development milestone. On August 7,  2020, we entered into the 2020 Loan Amendment with Hercules.  The 2020 Loan Amendment provides us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions. The 2020 Loan Facility includes (i) $15.0 million in initial funding upon execution of the 2020 Loan Amendment to retire the outstanding balance of approximately $9.7 million under the 2017 Loan Agreement and to provide approximately $5.3 million in new loan funding, and (ii) up to $20.0 million in additional loan funding contingent upon FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, if approved by the FDA, within certain time frames and subject to certain terms and conditions. On an as adjusted basis as of June 30, 2020, we had approximately $79.5 million in cash, cash equivalents and marketable securities.

However, under the going concern analysis required by ASC 205-40, the future receipt of cash flows that are contingent on FDA approval of FOTIVDA, such as product revenues from the potential sales of FOTIVDA and the potential future borrowings pursuant to the loan agreement with Hercules, cannot be considered probable at this time because none of our current plans have been finalized at the time of filing this Quarterly Report on Form 10-Q and the implementation of any such plan is not probable of being effectively implemented as none of the plans are entirely within our control. As such, in  accordance with the requirements of ASC 205-40, we have determined that we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We cannot guarantee that we will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support our current operating plan for more than the next twelve months from the date of filing this Quarterly Report on Form 10-Q.  In addition, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating losses for the foreseeable future. It is uncertain if we will ever attain profitability.

We have a history of incurring operating losses and as of June 30, 2020, we had an accumulated deficit of $601.3 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop and commercialize our product candidates. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We will require substantial additional funds to continue our development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for substantial working capital to support development and commercialization activities for tivozanib.  Moreover, we have future payment obligations and cost-sharing arrangements under certain of our collaboration and license agreements. For example, under our agreements with KKC and St. Vincent’s, we have royalty obligations with respect to product sales and are required to pay a specified percentage of sublicense revenue in certain instances. In addition, we are required to make certain clinical and regulatory milestone payments under our agreement with St. Vincent’s.

We believe that our as-adjusted $79.5 million in cash, cash equivalents and marketable securities as of June 30, 2020, consisting of approximately $71.4 million in cash at June 30, 2020, together with the $2.8 million development milestone payment from KKC earned on August 2, 2020 and the approximate $5.3 million in new loan funding from the 2020 Loan Amendment received on August 7, 2020, along with partnership cost sharing reimbursements, royalty revenues from sales of FOTIVDA by EUSA, product revenues from sales of FOTIVDA, if approved by the FDA, and the additional $20.0 million in available credit under the 2020 Loan Amendment, which is available to us subject to achieving the milestones in the 2020 Loan Amendment and described above in “Liquidity and Capital Resources—Hercules Loan Restructuring” would allow us to fund our planned operations into 2022.

However, prior to generating product revenues from the potential commercialization of FOTIVDA, if approved by the FDA, and the $20.0 million in potential future borrowings pursuant to the loan agreement with Hercules that is contingent upon FDA approval of FOTIVDA and our product revenues from potential sales of FOTIVDA, subject to certain terms and conditions, we do not have sufficient cash on hand to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. See “—We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.” Accordingly, the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our 2017 Loan Agreement or 2020 Loan Amendment with Hercules, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us, including the current lawsuits described above under the heading “Part II, Item 1 – Legal Proceedings”;
•	the cost of commercialization activities if any of our product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates and any products we successfully commercialize;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•	general economic, industry and market conditions,
•	the impact of COVID-19 on our operations, business and prospects; and
•	our ability to continue as a going concern.

We will require additional funding to extend our planned operations. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestones specified in the 2020 Loan Amendment with Hercules that would allow us to access the remaining $20.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all, or we were to default under the 2017 Loan Agreement or 2020 Loan Amendment with Hercules and Hercules accelerates the then remaining principal payments and fees due under the loan, then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Failure to comply with the covenants or payment obligations under the 2017 Loan Agreement or 2020 Loan Amendment could result in an event of default, which could materially and adversely affect our business and our financial condition.

The 2017 Loan Agreement and 2020 Loan Amendment include certain financial and operational covenants and provide for certain occurences that constitute events of default. Certain of those covenants may be out of control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that have a material adverse effect on our business, our insolvency or bankruptcy, or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition

We are a development stage company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

Moreover, positive data from preclinical studies and clinical trials of our product candidates may not be predictive of results in ongoing or subsequent preclinical studies and clinical trials and may not demonstrate the results necessary to support the filing of an NDA with the FDA or to obtain marketing approval in a particular market. For example, although we announced positive topline results for the primary endpoint of the TIVO-3 trial in November 2018, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib. In May 2020, we performed a final OS analysis, which showed a final OS hazard ratio of 0.97 (p=0.82). In June 2020, the FDA accepted our tivozanib NDA for substantive review and assigned it a PDUFA target date of March 31, 2021.  Although the final OS analysis yielded an OS hazard ratio below 1.00 and was similar to those observed with prior FDA-approved VEGFR TKI vs. VEGFR TKI pivotal studies in RCC, if the FDA does not find that the results of the tivozanib clinical trials adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to commercialize tivozanib in the United States.

Any NDA we submit to the FDA may not be approved by the FDA and even if approved, we may not be able to successfully commercialize products in the United States. Moreover, any IND we submit to commence a clinical trial may not be accepted for filing. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience developing and commercializing our product candidates.

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

We and certain of our present and former officers were named as defendants in a purported class action lawsuit that has been dismissed by the District Court.  Although the time for appeal has not yet expired, Plaintiffs have indicated they do not intend to appeal the dismissal.  However, until fully resolved, it remains a possibility that the lawsuit could result in costs and divert management’s attention.

We and certain of our present and former officers were named as defendants in a purported class action lawsuit filed on February 25, 2019 and amended on July 24, 2019.  The amended complaint generally alleges that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval.  The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs.  On September 27, 2019, we filed a motion to dismiss the amended complaint.  On July 24, 2020, the District Court granted our motion to dismiss.  Plaintiffs have indicated that they do not intend to appeal the dismissal.

Following the filing of the 2019 Class Action, two derivative lawsuits were filed in July 2019 against us, certain of our present and former officers and our directors in Suffolk Superior Court, Commonwealth of Massachusetts.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein.  On July 26, 2019, the court granted the parties’ joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action.

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

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS.  Our current TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. Although the final OS hazard ratio of the TIVO-3 trial was 0.97 (p=0.82) and was similar to those observed with prior FDA-approved VEGFR TKI vs. VEGFR TKI pivotal studies in RCC, if the FDA does not find that the results of the tivozanib clinical trials adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to commercialize tivozanib in the United States.

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

In June 2013, for example, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. Although the final OS hazard ratio of the TIVO-3 trial was 0.97 (p=0.82) and was similar to those observed with prior FDA-approved VEGFR TKI vs. VEGFR TKI pivotal studies in RCC, if the FDA does not find the results of the tivozanib clinical trials to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the FDA may not grant marketing approval for tivozanib.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU (which included the United Kingdom at that time), Norway and Iceland. Tivozanib is sold under the brand name FOTIVDA and is approved for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In January 2019, we were informed by EUSA that the Committee for Medicinal Products for Human Use, or CHMP, which is the scientific committee of the EMA, requested the topline data results from our TIVO-3 trial for review at the CHMP’s January 2019 plenary meeting under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data analysis from our TIVO-3 trial. Following its review of these data analyses, the CHMP has determined that the analyses of various factors that may have impacted the first interim OS data from our TIVO-3 trial do not fully explain the discordance between the PFS results (HR=0.73, p=0.02) and the first interim OS results (HR=1.12, p=0.44) in the TIVO-3 trial, and that more mature OS data is required prior to drawing a conclusion. Similar to the FDA, the CHMP accepted the proposal to conduct an additional interim OS analysis in August 2019. The CHMP further provided that regulatory action should be considered if the August 2019 interim OS analysis confirmed a negative trend in OS.  Although we provided the updated OS analysis, showing a hazard ratio of 0.99 (p=0.95), which estimates that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib, to EUSA in September 2019 for their discussions with the CHMP, we have no assurance as to the position that the CHMP or the EMA may take with respect to the final OS results of the TIVO-3 trial, which showed an OS hazard ratio of 0.97 (p=0.82).  If the CHMP or the EMA finds that these results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. In light of the COVID-19 pandemic, we are designing our strategic commercial approach for tivozanib to be flexible by building remote as well as in-person customer engagement capabilities in preparation for potential commercialization. However, it is uncertain whether obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact our commercialization efforts.

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

We believe the key competitors for tivozanib in advanced HCC include the following FDA-approved treatments: Roche’s Tecentriq (atezolizumab) and Avastin (bevacizumab) in combination and BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab) in combination; as well as Bayer’s Nexavar (sorafenib); Bayer’s Stivarga (regorafenib); Eisai’s Lenvima (lenatinib); Exelixis’ Cabometyx (cabozantinib); Eli Lilly’s Cyramza (ramucirumab); BMS’s Opdivo (nivolumab); and Merck’s Keytruda (pembrolizumab), all as single agents.  Additionally, there are a number of therapies in clinical development for advanced HCC and it is difficult to predict which will be the key competitors to tivozanib in this indication.

We believe the products that are considered competitive with ficlatuzumab include those agents exclusively targeting the HGF/c-Met pathway. We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. With respect to AV-380, Megace is the only approved agent for the treatment of cachexia. A number of agents with unique mechanisms of action are in various stages of clinical development in cachexia or muscle wasting. We believe the key competitors for our AV-380 program are other companies pursuing the GDF-15 pathway for cachexia, including NGM Biopharmaceuticals Inc. and Pfizer. In connection with AV-353, we are not aware of any ongoing clinical trials of Notch 3-specific inhibitors or any approved Notch 3-specific inhibitors in oncology; however, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it is evaluating alternative development plans for AV-203 which will delay the initiation of clinical trials of AV-203. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, following a change in strategic priorities, Novartis terminated the Novartis Agreement for our AV-380 program in August 2018 without cause.  During the term of the Novartis Agreement, Novartis had been responsible for the costs and development of the AV-380 program worldwide. The transfer of the AV-380 program from Novartis has been completed and the AV-380 drug supply has been returned to us. We are currently performing preclinical toxicology studies to support a potential IND filing for AV-380 with the FDA in the second half of 2020.

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

The U.S. patent covering the tivozanib molecule and its therapeutic use is scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the term of this patent until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  Currently, SPCs have been granted in Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden that extend the term of the corresponding patents that cover the tivozanib molecule in each of those jurisdictions up to 2027.  It is possible that our applications for SPCs in other European countries such as Belgium, Denmark and Great Britain will be denied.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis, which showed an updated OS hazard ratio of 0.99 (p=0.95), estimating that tivozanib resulted in a 1% lower risk of death for patients in the trial relative to sorafenib.  In May 2020, we performed a final OS analysis, which showed a final OS hazard ratio of 0.97 (p=0.82). Although the TIVO-3 trial met its primary endpoint of improving PFS and the final OS analysis yields an OS hazard ratio below 1.00 and was similar to those observed with prior FDA-approved VEGFR TKI vs. VEGFR TKI pivotal studies in RCC, if the FDA does not  find the results of the tivozanib clinical trials adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to commercialize tivozanib in the United States.

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

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. For example, on January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that required that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that required the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump Administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations. More recently, on October 9, 2019, the President issued another executive order, the “Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents.”  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  One such executive order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. A second executive order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General have filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, however, the United States Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

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

On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S.  Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, many of which have substantially greater resources with which to reward qualified individuals than we do. We may face challenges in retaining our existing senior management and key employees and recruiting new employees to join our company as our business needs change. In addition, the COVID-19 pandemic may negatively impact our ability to recruit and build out our organization as planned. We may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our future business plans.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	the results of regulatory reviews and other regulatory correspondence relating to our product candidates or our clinical trials;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in earnings estimates, development timelines or recommendations by securities analysts;
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

•	changes in our 2017 Loan Agreement or 2020 Loan Amendment with Hercules, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;
•	non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

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

At June 30, 2020, we had approximately $71.4 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

Our stockholders should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. In addition, the terms of the 2017 Loan Agreement and 2020 Loan Amendment preclude, and any future debt agreements may preclude us from paying dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

Item 5. Other Information.

On August 7, 2020, we entered into a first amendment to the 2017 Loan Agreement, or the 2020 Loan Amendment, to provide us with an additional term loan in an aggregate principal amount of up to $35.0 million or the 2020 Loan Facility, in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions.

We received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, including approximately $9.7 million of which was used to retire the outstanding balance under the 2017 Loan Agreement and approximately $5.3 million of which is new loan funding.

The remainder of the loan amount will be available to us, at our option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche of $10.0 million available through June 30, 2021 upon FDA approval of FOTIVDA, or Performance Milestone I, (ii) the third tranche of $5.0 million available from July 1, 2021 through January 31, 2022 upon us achieving $20.0 million in net product revenues from sales of FOTIVDA, if approved by the FDA, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche of $5.0 million available through June 30, 2022 contingent upon the achievement of Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Facility also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 upon our option after the Tranche Three funding has occurred, (ii) providing for an interest-only period through September 30, 2021, which is extendable through September 30, 2022 upon the achievement of Performance Milestone I, and further extendable through March 31, 2023 after the Tranche Three funding has occurred, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which we prepay any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continues to be due on July 1, 2021. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules.

The 2020 Loan Facility contains provisions relating to our indemnification of the Lenders and our representations and warranties to the Lenders. The 2020 Loan Facility also includes affirmative and negative covenants applicable to us including covenants to deliver certain financial reports; to maintain insurance coverage; and to refrain from transferring assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and suffering a change in control, in each case subject to certain exceptions. We also must maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. We are also required to achieve greater than or equal to 75% of our forecasted net product revenues from our sales of FOTIVDA over a 6-month trailing period, as defined and measured on a monthly basis, effective upon the Third Tranche funding and continuing through the maturity of the loan. The net product revenue covenant will not apply at any time the Third Tranche funding has not been provided nor such advance has been prepaid in full.

The 2020 Loan Facility is secured by substantially all of our assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by us, including failure to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by us, subject to certain cure periods; our insolvency and certain other bankruptcy proceedings involving us; our default on obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon our business.

          The foregoing summary of the 2020 Loan Amendment is qualified in its entirety by the full text of the 2020 Loan Amendment, which is attached to this quarterly report as Exhibit 10.1 and is hereby incorporated by reference into this Item 5.

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, by and among the registrant, Hercules Capital, Inc. and the other lenders named therein.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 10, 2020	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer