Form 10-Q
period 2020-09-30
AVEO PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 6, 2020: 28,809,249

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,848	$29,785
Marketable securities	28,996	17,960
Accounts receivable	1,052	1,631
Clinical trial retainers	476	589
Other prepaid expenses and other current assets	1,270	635
Total current assets	71,642	50,600
Property and equipment, net	210	—
Operating lease right-of-use asset	1,012	—
Other assets	158	—
Total assets	$73,022	$50,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,999	$1,466
Accrued clinical trial costs and contract research	5,925	5,680
Other accrued liabilities	3,411	2,336
Operating lease liability	436	—
Loans payable, net of discount	—	9,569
Deferred revenue	1,974	1,974
Deferred research and development reimbursements	240	93
PIPE Warrant liability (Note 7)	1,913	—
Other liabilities (Note 6)	790	—
Total current liabilities	16,688	21,118
Loans payable, net of current portion and discount	13,617	6,197
Deferred revenue	1,072	2,552
PIPE Warrant liability (Note 7)	—	5,097
Operating lease liability, non-current	379	—
Other liabilities (Note 6)	1,043	790
Total liabilities	32,799	35,754
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at each of September 30, 2020 and December 31, 2019	—	—
Common stock, $.001 par value: 50,000 shares authorized at September 30, 2020 and December 31, 2019; 25,808 shares issued and outstanding at September 30, 2020 and 16,081 issued and outstanding at December 31, 2019	26	16
Additional paid-in capital	649,897	600,451
Accumulated other comprehensive income	1	—
Accumulated deficit	(609,701)	(585,621)
Total stockholders’ equity	40,223	14,846
Total liabilities and stockholders’ equity	$73,022	$50,600

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Collaboration and licensing revenue	$3,293	$25,494	$4,280	$27,441
Partnership royalties	307	223	853	590
	3,600	25,717	5,133	28,031
Operating expenses:
Research and development	5,860	3,983	18,105	13,446
Selling, general and administrative	5,800	2,884	13,209	8,325
	11,660	6,867	31,314	21,771
Income (loss) from operations	(8,060)	18,850	(26,181)	6,260
Other income (expense), net:
Interest expense, net	(419)	(467)	(1,083)	(1,482)
Change in fair value of PIPE Warrant liability	86	(1,954)	3,184	9,071
Other income (expense), net	(333)	(2,421)	2,101	7,589
Net income (loss)	$(8,393)	$16,429	$(24,080)	$13,849

Basic net income (loss) per share
Net income (loss) per share	$(0.33)	$1.02	$(1.22)	$0.92
Weighted average number of common shares outstanding	25,808	16,074	19,773	15,079

Diluted net income (loss) per share
Net income (loss) per share	$(0.33)	$1.02	$(1.22)	$0.92
Weighted average number of common shares and dilutive common share equivalents outstanding	25,808	16,083	19,773	15,129

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(8,393)	$16,429	$(24,080)	$13,849
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2	(1)	1	(1)
Comprehensive income (loss)	$(8,391)	$16,428	$(24,079)	$13,848

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	16,081	$16	$600,451	$—	$(585,621)	$14,846
Stock-based compensation expense related to equity- classified awards	—	—	543	—	—	543
Net loss	—	—	—	—	(8,381)	(8,381)
Balance at March 31, 2020	16,081	$16	$600,994	$—	$(594,002)	$7,008
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $3.3 million)	5,221	5	24,074	—	—	24,079
Issuance of common stock in a public offering, to related parties	4,504	5	23,639	—	—	23,644
Stock-based compensation expense related to equity-classified awards	—	—	578	—	—	578
Issuance of common stock under employee stock purchase plan	2	—	18	—	—	18
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,306)	(7,306)
Balance at June 30, 2020	25,808	$26	$649,303	$(1)	$(601,308)	$48,020
Stock-based compensation expense related to equity-classified awards	—	—	594	—	—	594
Change in unrealized gain (loss) on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(8,393)	(8,393)
Balance at September 30, 2020	25,808	$26	$649,897	$1	$(609,701)	$40,223

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2018	12,648	$13	$567,768	$1	$(595,009)	$(27,227)
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,252	1	7,511	—	—	7,512
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Net income	—	—	—	—	555	555
Balance at March 31, 2019	13,900	$14	$575,863	$1	$(594,454)	$(18,576)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.3 million)	1,739	2	17,765	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	435	—	5,000	—	—	5,000
Stock-based compensation expense related to equity-classified awards	—	—	584	—	—	584
Exercise of stock options	—	—	3	—	—	3
Net loss	—	—	—	—	(3,135)	(3,135)
Balance at June 30, 2019	16,074	$16	$599,215	$1	$(597,589)	$1,643
Stock-based compensation expense related to equity-classified awards	—	—	686	—	—	686
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net income	—	—	—	—	16,429	16,429
Balance at September 30, 2019	16,074	$16	$599,901	$—	$(581,160)	$18,757

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(24,080)	$13,849
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9	—
Stock-based compensation	1,715	1,854
Non-cash interest expense	314	445
Non-cash change in fair value of PIPE Warrant liability	(3,184)	(9,071)
Amortization of premium and discount on investments	(99)	(1)
Changes in operating assets and liabilities:
Accounts receivable	579	1,936
Prepaid expenses and other current assets	(522)	(534)
Operating lease right-of-use asset	(1,170)	—
Accounts payable	533	(1,316)
Accrued contract research	245	(1,155)
Other accrued liabilities	1,075	(893)
Operating lease liability	436	—
Deferred revenue	(1,480)	(441)
Deferred research and development reimbursements	147	(221)
Operating lease liability, non-current	379	—
Net cash (used in) provided by operating activities	(25,103)	4,452
Investing activities
Purchases of marketable securities	(36,133)	—
Proceeds from maturities and sales of marketable securities	25,200	—
Purchases of property and equipment	(219)	—
Net cash used in investing activities	(11,152)	—
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	24,079	25,279
Proceeds from issuance of common stock and warrants to related parties	23,644	5,000
Proceed from issuance of loan payable	5,329
Proceeds from issuance of common stock for stock-based compensation arrangements	18	3
Payment of principal of loan payable	(6,497)	(1,507)
Payment of debt issuance costs	(255)
Net cash provided by financing activities	46,318	28,775
Net increase in cash and cash equivalents	10,063	33,227
Cash and cash equivalents at beginning of period	29,785	24,427
Cash and cash equivalents at end of period	$39,848	$57,654
Supplemental cash flow information
Cash paid for interest	$971	$1,539
Right-of-use asset obtained in exchange for operating lease liabilities	$1,225	$—

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. The Company’s strategy is to focus its resources toward development and commercialization of its product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies.

The Company’s lead candidate is tivozanib (FOTIVDA), a vascular endothelial growth factor receptor tyrosine kinase inhibitor. FOTIVDA is approved through the Company’s development partner EUSA Pharma (UK) Limited (“EUSA”) in the European Union, the United Kingdom, Norway, New Zealand and Iceland for the first-line treatment of adult patients with advanced renal cell carcinoma (“RCC”). The Company is working to develop and potentially commercialize tivozanib in the U.S. as a treatment for RCC and hepatocellular carcinoma, or HCC. In March 2020, the Company submitted an application for marketing approval (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for tivozanib as a treatment for relapsed or refractory RCC. In June 2020, the FDA accepted the NDA for substantive review and assigned it a Prescription Drug User Fee Act (“PDUFA”) target date of March 31, 2021. The Company completed an application orientation meeting with the FDA on May 14, 2020 and a mid-cycle review meeting on July 31, 2020. The FDA has conditionally accepted the Company’s proposed brand name, FOTIVDA, for tivozanib in the United States. The FDA has also notified the Company that it does not currently plan to convene an Oncologic Drugs Advisory Committee meeting in connection with its NDA review. In addition to developing tivozanib as a potential monotherapy, and based on tivozanib’s demonstrated anti-tumor activity and tolerability profile, the Company is studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and HCC in phase 2 clinical trials.

The Company’s pipeline of product candidates also includes ficlatuzumab, a hepatocyte growth factor (“HGF”) inhibitory antibody. The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”), acute myeloid leukemia (“AML”) and pancreatic cancer. The Company is currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC. The Company’s earlier stage pipeline under development includes AV-203, an anti-ErbB3 monoclonal antibody, as a potential oncology treatment; AV-380, a humanized IgG1 inhibitory monoclonal antibody targeting growth differentiation factor 15 (“GDF15”), a divergent member of the TGF-ß family, for the potential treatment of cancer cachexia; and AV-353, which targets the Notch 3 pathway, as a potential oncology treatment.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2020, the Company has financed its operations primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations.

The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $609.7 million as of September 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.  As of November 9, 2020, the date of issuance of these unaudited condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $68.8 million as of September 30, 2020  will not be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s plans to address this condition include pursuing one or more of the following options to secure additional funding, none of which can be guaranteed or are entirely within the Company’s control:

•	Earn royalty payments pursuant to the Company’s license agreement (the “EUSA Agreement”) with EUSA for EUSA’s sales of tivozanib in its territory.
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

•

Drawdown  potential future borrowings pursuant to the loan agreement with Hercules Funding III, LLC and Hercules Capital, Inc. (collectively “Hercules”), subject to the satisfaction of the conditions to future borrowing.

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

The Company is also eligible, at its option, to borrow up to an additional $20.0 million under the amendment to the loan agreement with Hercules, subject to certain terms and conditions including FDA approval of FOTIVDA and, if approved, the Company’s net product revenues from sales of FOTIVDA reaching $20.0 million within a specified time frame. There can be no assurance, however, that the FDA will approve FOTIVDA or that the other conditions to the funding of such loan amounts will be satisfied.  Refer to Note 6 “Hercules Loan Facility” for further details.

However, there can be no assurance that the Company will receive cash proceeds from any of these potential resources or to the extent cash proceeds are received such proceeds would be sufficient to support the Company’s current operating plan for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.

When substantial doubt exists after performing the initial valuation under Subtopic 205-40, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2020, and for the three months and nine months ended September 30, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2019 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020.

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

The following table summarizes the total revenues earned in the three months and nine months ended September 30, 2020 and 2019, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
KKC	$2,800	$25,000	$2,800	$25,000
EUSA	800	717	2,333	3,031
Total	$3,600	$25,717	$5,133	$28,031

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases. In connection with the adoption of ASU 2016-02, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: (i) whether existing or expired arrangements are or contain a lease, (ii) the lease classification of existing or expired leases, and (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company made an accounting policy election not to recognize right-of-use assets or related lease liabilities with a lease term of twelve months or less in its Consolidated Balance Sheet. Such short-term lease payments are recorded in its Consolidated Statements of Operations in the period in which the obligation for those payments was incurred.

As of the date of initial application of ASU 2016-02, the Company’s lease arrangement for its former corporate headquarters at One Broadway, Cambridge, Massachusetts was cancellable within 30 days’ notice to its landlord and excluded any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. The Company recognized short-term operating lease expense in its Consolidated Statements of Operations of approximately $0.2 million in each of the three months ended September 30, 2020 and 2019, and $0.7 million and $0.6 million in the nine months ended September 30, 2020 and 2019, respectively.

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

The Company is accounting for the Winter Street Sublease under ASC 842 using its initial 2.7-year term through November 30, 2022. In applying ASC 842, the Company classified the Winter Street Sublease as an operating lease and recorded a right-of-use asset of approximately $1.2 million and a lease liability of approximately $1.0 million upon the effective lease commencement date. In calculating the lease liability, the Company used the present value of all future lease payments using an incremental borrowing rate of 7.58%. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease. In the nine months ended September 30, 2020, the Company recognized $0.2 million in rent expense.

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

As of September 30, 2020, future minimum lease payments under the Company’s Winter Street Sublease are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 3 months)	119
2021	385
2022	328
Total lease payments	832
Less imputed interest	(17)
Total operating lease liabilities	$815

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of September 30, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded a non-cash gain of approximately $0.1 million in the three months ended September 30, 2020 in its Statement of Operations attributable to the decrease in the fair value of the warrant liability that resulted from a decrease in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approach their expiration in May 2021, partially offset by a higher Company stock price as of September 30, 2020 relative to prior periods.

The Company recorded a non-cash gain of approximately $3.2 million in the nine months ended September 30, 2020 in its Statement of Operations attributable to the decrease in the fair value of the warrant liability that resulted from a lower Company stock price as of September 30, 2020 relative to prior periods, a decrease in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approach their expiration in May 2021.

The Company recorded a non-cash loss of approximately $2.0 million in the three months ended September 30, 2019 in its Statement of Operations attributable to the increase in the fair value of the warrant liability that principally resulted from a higher Company stock price as of September 30, 2019 relative to prior periods. The Company recorded a non-cash gain of approximately $9.1 million in the nine months ended September 30, 2019 in its Statement of Operations attributable to the decrease in the fair value of the warrant liability that principally resulted from a lower Company stock price as of September 30, 2019 relative to prior periods.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2020 (in thousands):

Fair value at January 1, 2020	$5,097
Decrease in fair value	(2,648)
Fair value at March 31, 2020	$2,449
Decrease in fair value	(450)
Fair value at June 30, 2020	$1,999
Decrease in fair value	(86)
Fair value at September 30, 2020	$1,913

The key assumptions used to value the PIPE Warrants in the three months and nine months ended September 30, 2020 were as follows:

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Expected price volatility	133.07%	153.37%	108.20%	103.29%
Expected term (in years)	1.50	1.25	1.00	0.75
Risk-free interest rates	1.59%	0.17%	0.16%	0.12%
Stock price	$6.20	$3.62	$5.15	$5.94
Dividend yield	—	—	—	—

The key assumptions used to value the PIPE Warrants in the three months and nine months ended September 30, 2019 were as follows:

	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Expected price volatility	82.64%	111.99%	113.86%	119.11%
Expected term (in years)	2.50	2.25	2.00	1.75
Risk-free interest rates	2.47%	2.27%	1.75%	1.63%
Stock price	$16.00	$8.20	$6.70	$8.40
Dividend yield	—	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
Cash and cash equivalents:
Cash and money market funds	$39,848	$—	$—	$39,848
Total cash and cash equivalents	39,848	—	—	39,848

Marketable securities:
Corporate debt securities due within 1 year	$9,998	$—	$—	$9,998
U.S. government agency securities due within 1 year	18,997	—	1	18,998
Total marketable securities	28,995	—	1	28,996
Total cash, cash equivalents and marketable securities	$68,843	$—	$1	$68,844

December 31, 2019
Cash and cash equivalents:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	4,507	—	—	4,507
Total cash and cash equivalents	29,785	—	—	29,785

Marketable securities:
Corporate debt securities due within 1 year	$17,960	$—	$—	$17,960
Total marketable securities	17,960	—	—	17,960
Total cash, cash equivalents and marketable securities	$47,745	$—	$—	$47,745

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

As of September 30, 2020, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in U.S. government money market funds, and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper, and government agency securities. During the three months and nine months ended September 30, 2020, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of September 30, 2020, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at September 30, 2020 and December 31, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the fair value of the warrants issued in connection with the loan, loan issuance costs and the deferred financing charge.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$39,848	$—	$—	$39,848
Total cash and cash equivalents	$39,848	$—	$—	$39,848
Marketable securities:
Corporate debt securities due within 1 year	$—	$9,998	$—	$9,998
U.S. government agency securities due within 1 year	—	18,998	—	18,998
Total marketable securities	$—	$28,996	$—	$28,996
Total cash, cash equivalents and marketable securities	$39,848	$28,996	$—	$68,844
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$1,913	$1,913

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	—	4,507	—	4,507
Total cash and cash equivalents	$25,278	$4,507	$—	$29,785
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,960	$—	$17,960
Total marketable securities	$—	$17,960	$—	$17,960
Total cash, cash equivalents and marketable securities	$25,278	$22,467	$—	$47,745
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,097	$5,097

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

For each of the three months and nine months ended September 30, 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive. In each of the three months and nine months ended September 30, 2020, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants (as defined in Note 7 – Common Stock – Public Offering – April 2019 below), respectively.

For each of the three months and nine months ended September 30, 2019, diluted net income per share (i) includes common equivalent shares issuable upon the exercise of in-the-money stock options, as determined using the treasury stock method, as the average market prices of the Company’s common stock during the respective periods exceeded the exercise prices of certain stock options, and (ii) excludes the incremental common shares issuable upon the exercise of the PIPE Warrants, Offering Warrants, Settlement Warrants (as defined in Note 7 – Common Stock – Settlement Warrants below) and out-of-the money stock options as their effect would be anti-dilutive. In each of the three months and nine months ended September 30, 2019, the average market prices of the Company’s common stock were below the exercise prices of $10.00, $12.50 and $30.00 per share for the PIPE Warrants, Offering Warrants and Settlement Warrants, respectively. All 200,000 Settlement Warrants expired on July 15, 2019 as none of these warrants had been exercised. Refer to Note 7, “Common Stock—Private Placement – May 2016, - Public Offering – April 2019 and - Settlement Warrants” for further discussion of these warrants.

The following table summarizes the computation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2020 and 2019, respectively (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to AVEO common stockholders	$(8,393)	$16,429	$(24,080)	$13,849

Weighted-average shares of common stock outstanding	25,808	16,074	19,773	15,079

Dilutive securities:
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	—	9	—	50
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	25,808	16,083	19,773	15,129
Basic net income (loss) per share	$(0.33)	$1.02	$(1.22)	$0.92
Diluted net income (loss) per share	$(0.33)	$1.02	$(1.22)	$0.92

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Outstanding at September 30,
	2020	2019
Options outstanding	1,691	588
Offering Warrants outstanding	2,500	2,500
PIPE Warrants outstanding	1,684	1,684
Total	5,875	4,772

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

The fair value of equity-classified awards to employees and directors is measured at fair value on the date the award is granted. During the three and nine months ended September 30, 2020 and 2019, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$123	$200	$363	$538
General and administrative	471	486	1,352	1,316
Total	$594	$686	$1,715	$1,854

Stock-based compensation expense is allocated to research and development and general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2020, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2020. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2020, the Company had no net assets located outside of the United States.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million in the each of the three months ended September 30, 2020 and 2019, respectively, and by approximately $0.8 million and $0.3 million in the nine months ended September 30, 2020 and 2019, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.4 million as of September 30, 2020.

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge Life Sciences, Ltd. (“CANbridge”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s proprietary ErbB3 (HER3) inhibitory antibody, for the diagnosis, treatment and prevention of disease in all countries outside of North America (the “CANbridge Licensed Territory”). In addition, CANbridge has the right of first refusal if the Company determines to out-license any North American rights. The parties have both agreed not to develop or commercialize any ErbB3 inhibitory antibody other than AV-203 during the term of the CANbridge Agreement.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No milestones had been achieved by CANbridge in the three months and nine months ended September 30, 2020 and 2019, respectively.

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

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in October 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the three months and nine months ended September 30, 2020.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of tivozanib (FOTIVDA) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.3 million and $0.2 million in the three months ended September 30, 2020 and 2019, respectively, and approximately $0.9 million and $0.6 million in the nine months ended September 30, 2020 and 2019, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $0.8 million and $0.7 million in the three months ended September 30, 2020 and 2019, respectively, and approximately $2.3 million and $3.0 million in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $3.0 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,	Three Months Ended September 30,
Revenue Type	Date Achieved	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$99
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	79
		$493	$494
Partnership Royalties		307	223
Total		$800	$717

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the nine months ended September 30, 2020 and 2019 (in thousands):

		Nine Months Ended September 30,	Nine Months Ended September 30,
Revenue Type	Date Achieved	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$296	$296
R&D payment - EMA approval in RCC	August 2017	473	474
Milestone - UK reimbursement approval	February 2018	237	237
Milestone - German reimbursement approval	November 2018	237	237
Milestone - Spanish reimbursement approval	February 2019	237	1,197
		$1,480	$2,441
Partnership Royalties		853	590
Total		$2,333	$3,031

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the nine months ended September 30, 2020 (in thousands):

Contract Assets				Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance September 30, 2020
Accounts Receivable				$270	$853	$(816)	$307

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance September 30, 2020
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$907	$—	$(296)	$611
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	1,448	—	(473)	975
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	724	—	(237)	487
Milestone - German reimbursement approval	2,000	November 2018	December 2018	723	—	(237)	486
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	724	—	(237)	487
Total	$12,500			$4,526	$-	$(1,480)	$3,046

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

The Company recognized reductions in research and development expenses of approximately $5 thousand and $0 in the three months ended September 30, 2020 and 2019, respectively, and approximately $0.1 million and $0.2 million in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had recognized approximately $1.9 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial. The remaining $0.1 million in prepaid cost sharing was classified as deferred research and development reimbursements as of September 30, 2020 and will continue to be recognized as a reduction in research and development expenses as the related TiNivo trial costs are incurred over the duration of the trial.

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

Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement (the “Biodesix Agreement”) with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab, the Company’s HGF inhibitory antibody. In September 2020, the Company regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights (as defined below) under the Biodesix Agreement.

Under the Biodesix Agreement, the Company granted Biodesix perpetual, non-exclusive rights to certain intellectual property, including all clinical and biomarker data related to ficlatuzumab, to develop and commercialize VeriStrat®, Biodesix’s proprietary companion diagnostic test. Biodesix granted the Company perpetual, non-exclusive rights to certain intellectual property, including diagnostic data related to VeriStrat, with respect to the development and commercialization of ficlatuzumab. Each license included the right to sublicense, subject to certain exceptions. The Company was designated to lead the clinical development of ficlatuzumab following approval of a development plan by a joint steering committee. The Company and Biodesix are currently funding an investigator-sponsored clinical trial for ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC.  The Biodesix Agreement generally provided for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization.

Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing open label Phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC, (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses) less approximately $2.5 million Biodesix would be required to pay to the Company pursuant to the October 2016 amendment to the Biodesix Agreement and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat. Biodesix and the Company also remain obligated to negotiate a commercialization agreement to delineate their rights and obligations in the event of any commercialization of VeriStrat with ficlatuzumab. As a result of Biodesix’s decision to Opt-Out, the Company now has sole decision-making authority with respect to further development and commercialization of ficlatuzumab. The Biodesix Agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

The Company is accounting for the joint development activities under the Biodesix Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because both the Company and Biodesix have been active participants in the ongoing development of ficlatuzumab via their participation on a joint steering committee that oversaw the development plans for ficlatuzumab and have been exposed to significant risk and rewards in connection with their activity based on their obligations to share in the costs, as defined above. Payments from Biodesix with respect to its share of ficlatuzumab development costs incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million and $0.2 million  in the three months ended September 30, 2020 and 2019, respectively, and by approximately $0.8 million and $0.4 million in the nine months ended September 30, 2020 and 2019, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of September 30, 2020.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of September 30, 2020, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million,  upon the earlier of achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestones payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. As further described above under the heading “—Out-License Agreements Novartis”, the Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into the KKC Agreement with KKC, under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon obtaining marketing approval for tivozanib in the U.S.

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

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. On August 2, 2020, KKC’s IND application for a non-oncology formulation of tivozanib was accepted by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company earned a $2.8 million development milestone payment upon acceptance of the IND pursuant to the KKC Agreement that was received in August 2020. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country.

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

In the third quarter of 2020, the Company increased the transaction price to $27.8 million to include the $2.8 million development milestone that was earned in August 2020 upon the acceptance of KKC’s IND application for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company recognized the $2.8 million in consideration as revenue in the third quarter of 2020 as the Company did not have any ongoing performance obligations under the amendment to the KKC Agreement.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Professional fees	$832	$806
Compensation and benefits	2,215	1,284
Other	364	246
Total	$3,411	$2,336

(6) Hercules Loan Facility

On May 28, 2010, the Company entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates (the “First Loan Agreement”). The First Loan Agreement was subsequently amended in March 2012, September 2014 and May 2016 (the “2016 Amendment”). Amounts borrowed under the amendment in 2012 were repaid in full in 2015.

In December 2017, the Company entered into an amended and restated loan and security agreement (the “2017 Loan Agreement”) to refinance the Company’s prior loan facility with Hercules and to retire the $20.0 million in secured debt then-outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the $20.0 million loan facility had a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib.

Per the 2017 Loan Agreement, the loan maturity date was revised from December 2019 to July 2021. The Company was not required to make principal payments until February 1, 2019, at which time the Company would have been required to make 29 equal monthly payments of principal and interest, in the approximate amount of $0.8 million, through July 2021. An additional end-of-term payment of approximately $0.8 million is due on July 1, 2021. The financial covenant per the 2016 Amendment to maintain an unrestricted cash position greater than or equal to $10.0 million through the date of completion of the Company’s TIVO-3 trial with results that are satisfactory to Hercules was removed. Per the 2017 Loan Agreement, the interest rate decreased from 11.9% to 9.45%. The Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which was accounted for as a loan discount. The 2017 Loan Agreement was accounted for as a loan modification in accordance with ASC 470-50, Modifications and extinguishments (“ASC 470-50”).

The Company must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest was payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of August 1, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion.

In November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time the Company resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of August 1, 2020 was approximately $9.7 million.

On August 7, 2020, the Company entered into a first amendment to the 2017 Loan Agreement (the “2020 Loan Amendment”) to provide the Company, subject to certain terms and conditions, with an additional term loan in an aggregate principal amount of up to $35.0 million (the “2020 Loan Facility”) in up to four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement, and for general working capital purposes.

The Company received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, of which approximately $9.7 million was used to retire the outstanding balance under the 2017 Loan Agreement and of which approximately $5.3 million is new loan funding.

The remainder of the loan amount will be available to the Company, at its option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche of $10.0 million would be available through June 30, 2021 assuming FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”)  would be available from July 1, 2021 through January 31, 2022 assuming the Company achieves $20.0 million in net product revenues from sales of FOTIVDA, if approved by the FDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million would be available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Facility also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period through September 30, 2021, which is extendable through September 30, 2022, if at all, upon the achievement of Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and

(iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of September 30, 2020 was 9.65%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. The Company may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. The Company is obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which the Company prepays any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continues to be due on July 1, 2021. In connection with the 2020 Loan Amendment, the Company incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of September 30, 2020, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse change as defined in the 2020 Loan Amendment.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of September 30, 2020 are as follows (amounts in thousands):

Year Ending December 31:
2020 (remaining 3 months)	366
2021	3,961
2022	8,277
2023	7,272
19,876
Less amount representing interest	(3,043)
Less unamortized discount	(1,383)
Less deferred charges	(1,833)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$13,617

(7) Common Stock

As of September 30, 2020, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 25,808,315 shares were issued and outstanding.

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

Public Offering – June 2020

On June 19, 2020, the Company completed an underwritten public offering of 9,725,000 shares of its common stock, including the partial exercise by the underwriters of their option to purchase an additional 1,225,000 shares, at the public offering price of $5.25 per share for gross proceeds of approximately $51.1 million. Three stockholders beneficially holding more than 5% of the Company’s voting securities, including an entity affiliated with New Enterprise Associates and two other stockholders, purchased an aggregate of 4,503,571 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $47.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance upon their scheduled expiration on April 8, 2021. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of September 30, 2020, Offering Warrants to purchase 2,500,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

Sales Agreement with SVB Leerink

  In February 2018, the Company entered into the a sales agreement (the “Leerink Sales Agreement,”) with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 470,777 shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 1,251,555 shares pursuant to the Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of September 30, 2020, approximately $32 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

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

Universal Shelf Registration Statement

On November 30, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $200.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2017 Shelf”). The 2017 Shelf (File No. 333-221873) was declared effective by the SEC on December 15, 2017 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of September 30, 2020, approximately $37 million was available for issuance in connection with future stock sales under the 2017 Shelf.

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $10.00 per share and are exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of September 30, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

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

Awards may be made under the 2019 Plan for up to the sum of (i) 2,300,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2020, there were 1,670,211 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,168,222	$16.77
Granted	603,482	$5.86
Exercised	—	$—
Forfeited	(81,009)	$17.06
Outstanding at September 30, 2020	1,690,695	$12.86	7.50	$230,000
Exercisable at September 30, 2020	860,401	$17.58	6.04	$18,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $5.94 on September 30, 2020.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below.

	Three Months Ended September 30,
	2020	2019
Volatility factor	98.99% - 99.19%	96.30%
Expected term (in years)	6.25	6.25
Risk-free interest rates	0.31% - 0.42%	1.89%
Dividend yield	—	—

Nine Months Ended September 30,
	2020	2019
Volatility factor	94.37% - 102.48%	88.27% - 96.30%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.31% - 1.67%	1.89% - 2.55%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $4.55 and $5.80, respectively.

As of September 30, 2020, there was $5.0 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.75 years.

(9) Legal Proceedings

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against the Company in 2019. This purported class action lawsuit (the “2019 Class Action”) was filed against the Company and certain of its present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as a defendant.  The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019.  It generally alleged that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities

Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, the defendants filed a motion to dismiss the amended complaint. On July 24, 2020, the District Court granted the Company’s motion to dismiss. The time for appeal expired in August 2020 without appeal.

In connection with the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against the Company, certain of its present and former officers and its directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2,  respectively.  The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein.  On July 26, 2019, the court granted the parties’joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. Given the dismissal of the 2019 Class Action in July 2020, the derivative plaintiffs have agreed to dismiss the derivative lawsuit without prejudice. The Company anticipates a stipulation will be filed with the court soon.

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

Overview

We are an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. Our strategy is to focus our resources toward development and commercialization of our product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies.  Our lead candidate is tivozanib FOTIVDA, a vascular endothelial growth factor receptor tyrosine kinase inhibitor, or VEGFR TKI.  FOTIVDA is approved through our development partner EUSA Pharma (UK) Limited, or EUSA, in the European Union, or the EU, the United Kingdom, Norway, New Zealand and Iceland for the first-line treatment of adult patients with advanced renal cell carcinoma, or RCC. We are working to develop and potentially commercialize tivozanib in the U.S. as a treatment for RCC and hepatocellular carcinoma, or HCC. In March 2020, we submitted an application for marketing approval, or NDA, to the U.S. Food and Drug Administration, or FDA, for tivozanib as a treatment for relapsed or refractory RCC. In June 2020, the FDA accepted our NDA for substantive review and assigned it a Prescription Drug User Fee Act, or PDUFA, target date of March 31, 2021. We completed an application orientation meeting with the FDA on May 14, 2020 and a mid-cycle review meeting on July 31, 2020. The FDA has conditionally accepted our proposed brand name, FOTIVDA, for tivozanib in the United States. The FDA has also notified us that it does not currently plan to convene an Oncologic Drugs Advisory Committee meeting in connection with its NDA review. In addition to developing tivozanib as a potential monotherapy, and based on tivozanib’s demonstrated anti-tumor activity and tolerability profile, we are studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and HCC in phase 2 clinical trials.

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

Tivozanib.  Tivozanib is a potent, selective and long half-life inhibitor of all three vascular endothelial growth factor, or VEGF, receptors. It is designed to optimize VEGF blockade while minimizing off-target toxicities, resulting in demonstrated improved anti-tumor activity as compared to the non-selective VEGFR TKI sorafenib, as measured by progression-free survival, or PFS, overall response rate, or ORR, and duration of response, as well as tolerability, as measured by the need for significantly fewer dose reductions and interruptions due to adverse events.

U.S. Marketing Application - Our NDA submission to the FDA is based on our TIVO-3 trial, a phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®) as a third- and fourth-line treatment for RCC, and supported by data from three additional trials, including an active comparator-controlled supportive phase 3 trial, TIVO-1, comparing tivozanib to sorafenib in first-line RCC, and two phase 2 trials, Study 902, the open-label, crossover clinical study of tivozanib for patients who progressed on sorafenib in TIVO-1 and Study 201, a placebo-controlled study in first-line RCC. Our TIVO-3 trial is the first positive phase 3 study in the third- and fourth-line treatment of patients with RCC to meet its primary endpoint, as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior checkpoint inhibitor therapy, an emerging standard of care for earlier lines of therapy. Key data from our TIVO-3 trial include the following:

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

        We believe there is significant potential commercial opportunity for tivozanib in the United States if it is approved by the FDA. We estimate that the current U.S. market for relapsed or refractory RCC therapy is approximately $1.0 billion, including $700 million in the second line and $300 million in the third and fourth lines. As the TIVO-3 study is the first positive phase 3 study in third and fourth line RCC, we believe that, if approved, tivozanib can become a standard of care.

         We continue to rapidly build our commercial infrastructure in preparation for the potential commercialization of tivozanib in the U.S. In the third quarter, we have continued to expand our medical affairs, sales, marketing, market access and distribution capabilities and teams. In light of the restrictions necessitated by the COVID-19 pandemic, we are designing our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities, as well as expanding our digital marketing strategies.

Combination Development - In addition to  the development of tivozanib as a single agent, we have clinical collaborations to study tivozanib in combination with immune checkpoint inhibitors in RCC and HCC. We sponsored the TiNivo trial, a phase 1b/2 clinical trial of tivozanib in combination with Opdivo® (nivolumab), an immune checkpoint (PD-1) inhibitor, in the first- and second-line treatment of RCC, for which Bristol-Myers Squibb supplied nivolumab. The combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC. Out of 25 patients who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab, thirteen (52%) had received at least one prior systemic therapy, including two (8%) that had received prior checkpoint inhibitor therapy, and twelve (48%) that were treatment naïve. The overall median PFS for the 25 patients was 18.9 months. Outcomes were comparable in the treatment naïve and prior treatment patients suggesting no loss of activity for the combination following prior treatment. The median PFS for the twelve previously untreated patients was 18.9 months and the median PFS for the thirteen previously treated patients had not yet been achieved as of the final data cut-off date of August 27, 2019. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one treatment naïve patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. Treatment-related Grade 3/4 adverse events occurred in 80% of patients, the most common of which was hypertension, and only 17% of patients required a dose reduction. In September 2019, we presented final PFS results of our TiNivo trial at the European Society for Medical Oncology 2019 Congress. Based on these results from the TiNivo trial, we are currently evaluating opportunities to continue to develop tivozanib with an immune checkpoint inhibitor in RCC.

We are also sponsoring the DEDUCTIVE trial in collaboration with AstraZeneca PLC, or AstraZeneca.  The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), AstraZeneca’s monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in the first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy.  Pursuant to our clinical supply agreement with an affiliate of AstraZeneca. we serve as the study sponsor, each party contributes the clinical supply of its study drug and external study costs are otherwise shared equally. The DEDUCTIVE trial has progressed to phase 2 following the successful completion of the phase 1b portion of the trial, where 1.0 mg of tivozanib was administered for 21 days followed by seven days off treatment together with 1,500 mg of durvalumab every 28 days. The combination was well-tolerated, with no dose limiting toxicities. We expect to enroll up to an additional 30 patients in the phase 2 expansion portion of the trial at the dose and schedule designated in the phase 1b portion. The primary outcome measure of the DEDUCTIVE trial is incidence of treatment emergent adverse events and the secondary outcome measures include ORR, PFS and OS. We expect to present preliminary data from the trial at a scientific meeting in the first half of 2021.

All of the clinical trial sites have been initiated for the DEDUCTIVE trial. At certain sites enrollment has been suspended at times due to COVID-19 related restrictions. In addition, some patients may have difficulty accessing clinical trial sites or attending appointments due to COVID-19 related health and safety concerns and restrictions, and healthcare resources may be diverted from the conduct of our trial in order to focus on pandemic concerns.  Accordingly, enrollment has proceeded at a slower pace than forecasted prior to the onset of the pandemic, and we cannot guarantee the future pace of enrollment. Further, certain trial functions, including trial monitoring, will continue to be conducted remotely where possible. We do not yet know whether remote management of these functions will prove to be sufficient. We have sufficient clinical supply of tivozanib manufactured to complete the DEDUCTIVE trial. The DEDUCTIVE trial also requires treatment with durvalumab, which is administered intravenously and supplied by AstraZeneca. Any interruptions in the supply or delivery of study drug for the trial would impact patient treatment.  The extent and impact of any future disruptions on enrollment, patient treatment and trial management of our DEDUCTIVE trial due to the COVID-19 pandemic are uncertain and may change with the local and global fluctuations in the incidence of COVID-19.

KKC License and Non-Oncology Development - We licensed our rights to tivozanib from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC, in December 2006.  Pursuant to our license agreement with KKC, or the KKC Agreement, we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib worldwide except for Asia and the Middle East, where KKC retained the rights to tivozanib. We have no remaining development and commercialization milestone payments due to KKC under this agreement. We have royalty payment obligations to KKC related to our oncology development of tivozanib in our territory, which range from the low to mid-teens as a percentage of net sales. We are also required to pay KKC 30% of amounts we receive from our European, or any other, sublicensee, subject to certain exceptions and limitations.

In August 2019, KKC repurchased the non-oncology rights to tivozanib from us in our territory (excluding the rights we have sublicensed to EUSA, as described below). In connection with this repurchase, KKC paid us a $25.0 million upfront fee and waived a one-time milestone payment of $18.0 million otherwise payable by us upon our obtaining marketing approval for tivozanib in the U.S. In August 2020, KKC paid us a $2.8 million development milestone upon acceptance by the Pharmaceuticals and Medical Devices Agency of Japan of KKC’s investigational new drug application, or IND, for a non-oncology formulation of tivozanib. KKC has milestone payment obligations to us of up to an aggregate of $390.7 million upon the achievement of certain development and sales milestones. KKC also has  royalty payment obligations related to non-oncology sales in our territory ranging from high single digits to low double digits as a percentage of net sales.

EUSA Sublicense and Commercialization - We have sublicensed tivozanib to EUSA in Europe and other territories outside of North America. In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the EU, including the United Kingdom, Norway and Iceland.  Tivozanib, sold under the brand name FOTIVDA, is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. EUSA has received reimbursement approval and commercially launched FOTIVDA in Germany, the United Kingdom and Spain as well as in additional countries. Tivozanib has also been approved in South Africa and New Zealand. Under our license agreement with EUSA, or the EUSA Agreement, we are eligible to receive regulatory and sales milestone payments as well as tiered double-digit royalties on EUSA’s annual net sales of FOTIVDA ranging from a low double digit up to mid-twenty percent. We began earning sales royalties upon EUSA’s first commercial launch of FOTIVDA with the initiation of product sales in Germany in November 2017. We are also eligible to receive a research and development reimbursement from EUSA of $20 million of our total TIVO-3 trial costs if EUSA chooses to opt-in to use the TIVO-3 dataset to seek an expanded RCC indication in the EU, or for other regulatory or commercialization purposes. The leadership of EUSA has informed us that it is interested in seeking an expanded label, but has requested to more closely align the payment stream under which it would satisfy its $20 million reimbursement obligation with the occurrence of the incremental value creation for EUSA. We are currently in negotiations with EUSA regarding the structuring of this payment stream. We cannot be certain that we will arrive at mutually acceptable terms, or that EUSA will ultimately exercise the opt-in.

EUSA has reported to us that to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.

Ficlatuzumab.  Ficlatuzumab is a potent HGF inhibitory antibody. HGF is the sole known ligand of the c-Met receptor, which is believed to trigger many activities that are involved in cancer development and metastasis. We have seen promising results for ficlatuzumab as a potential treatment of HNSCC, AML, and pancreatic cancer in early clinical trials. The estimated number of annual new cases of head and neck cancer, AML and pancreatic cancer in the United States is 57,600, 53,260 and 19,940, respectively (American Cancer Society, Cancer Facts & Figures 2020). In September 2020, we made the decision to fund additional clinical manufacturing of ficlatuzumab to enable a potential registrational Phase 3 clinical trial in HNSCC after final results from the open-label, randomized Phase 2 study are available, as well as to enable additional potential development in Phase 2 studies in pancreatic cancer and AML.

We and Biodesix, Inc., or Biodesix, funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with cetuximab in HNSCC. In June 2017, preliminary results of the phase 1 trial were presented and showed that ficlatuzumab in combination with cetuximab in patients with cetuximab-resistant, metastatic HNSCC was well tolerated, resulted in a disease control rate of 67% and demonstrated activity prolonging PFS and OS compared to historical controls of cetuximab alone. We and Biodesix are funding an investigator-sponsored multi-center randomized phase 2 trial of ficlatuzumab in ERBITUX® (cetuximab) refractory patients in HNSCC to confirm these findings and to explore other markers of activity.

The phase 2 trial is being conducted under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The trial is designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab, and enrollment is expected to be complete in the fourth quarter of 2020. We expect to receive top line data from the trial in the first half of 2021. We are evaluating opportunities to initiate a phase 3 clinical trial of ficlatuzumab for the treatment of HNSCC in 2022.

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

We and Biodesix have also funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with cytarabine in AML, which we refer to as the CyFi-1 trial, which showed a favorable complete response rate in the 18 primary refractory AML patients enrolled in the trial and an acceptable tolerability profile. Based on the encouraging findings from the CyFi-1 trial, we  and Biodesix designed a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial. However, in March 2020, we discontinued the CyFi-2 trial prior to the initiation of patient enrollment due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

In September 2020, we regained full global rights to ficlatuzumab, as a result of our former development partner Biodesix exercising its Opt-Out rights (as defined below) under the Co-Development and Collaboration Agreement, or the Biodesix Agreement, dated April 9, 2014, as amended, by and between us and Biodesix. The Biodesix Agreement generally provided for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization.  Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing Phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC, (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses), less approximately $2.5 million Biodesix would be required to pay to us pursuant to the October 2016 amendment to the Biodesix Agreement and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat®. We and Biodesix also remain obligated to negotiate a commercialization agreement to delineate our respective rights and obligations in the event of any commercialization of VeriStrat® with ficlatuzumab. As a result of Biodesix’s decision to Opt-Out, we now have sole decision-making authority with respect to further development and commercialization of ficlatuzumab. The Biodesix Agreement will remain in effect until the expiration of all payment obligations between the parties related to development and commercialization of ficlatuzumab, unless earlier terminated.

AV-203.  AV-203 is a potent anti-ErbB3 (also known as HER3) specific monoclonal antibody with high ErbB3 affinity. We have partnered with CANbridge Life Sciences Ltd., or CANbridge, to develop, manufacture and commercialize AV-203 in all countries outside of North America under a collaboration and license agreement. We have retained the North American rights to AV-203. We are eligible to receive from CANbridge certain milestone payments and upon commercialization, tiered royalties on net sales, subject to a sublicense fee to Biogen Idec International GmbH, or Biogen.  CANbridge has advised us that it is evaluating NRG1 Fusion biomarker directed development plans with the potential to initiate a clinical study in 2021. NRG1 Fusions, which are certain alterations in the NRG1 gene that may cause increased levels of the growth factor NRG1, are a potential biomarker for response to AV-203 in various tumor types.

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

We believe that AV-380 represents a unique approach to treating cachexia because it has been demonstrated in preclinical studies to address key underlying mechanisms of the syndrome. Our research suggests that greater than 70% of cancer patients have increased GDF15 expression, starting at the pre-cachectic stage. If GDF15 inhibitors such as AV-380 are proven clinically successful, we believe there is a significant market opportunity with potential application in multiple tumor types in combination with multiple anti-cancer treatment standards. In addition to our patents and patent applications covering our proprietary AV-380 antibody program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s. We have milestone and royalty payment obligations under our license agreement with St. Vincent’s.

We have completed preclinical toxicology studies designed to support an IND filing for AV-380 with the FDA, which we plan to submit in the fourth quarter of 2020. We are planning to initiate a phase 1 trial in the first quarter of 2021 if our IND submission is accepted.

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

We do not have a history of generating operating profits and, as of September 30, 2020, we had an accumulated deficit of $609.7 million. Our revenue was $5.1 million and $28.0 million in the nine months ended September 30, 2020 and 2019, respectively. We recorded an operating loss of $26.2 million in the nine months ended September 30, 2020 and operating income of $6.3 million in the nine months ended September 30, 2019. We recorded a net loss of $24.1 million in the nine months ended September 30, 2020 and net income of $13.8 million in the nine months ended September 30, 2019. Our net income in the nine months ended September 30, 2019 was attributable to license revenue recognized during the period as well as other income recognized related to the change in fair value of the PIPE Warrants as described further within this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and conduct commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

Going Concern

As of November 9, 2020, the date of issuance of these unaudited condensed consolidated financial statements, we believe that our cash, cash equivalents and marketable securities of $68.8 million as of September 30, 2020 will not be sufficient to fund our current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.  Consequently, in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. To continue as a going concern, we must secure additional funding to support our current operating plan.  For more information, refer to “Liquidity and Capital Resources—Liquidity and Going Concern” below, as well as Note 1, “—Liquidity and Going Concern” of the Notes to our condensed consolidated financial statements and “— Risk Factors –We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern,” each included elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

We do not have a history of being profitable and, as of September 30, 2020, we had an accumulated deficit of $609.7 million. We anticipate that we will continue to incur significant operating losses over the next several years as we continue our planned development activities for our preclinical and clinical stage assets and conduct commercial launch-readiness initiatives in support of a possible commercial launch of tivozanib in RCC.

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

We anticipate that research and development expenses will remain consistent at current levels through the first half of 2021 and increase in the second half of 2021, principally related to the timing of ficlatuzumab GMP drug manufacturing. We anticipate that increases in research and development expenses in 2021, principally related to a full year of costs for ficlatuzumab drug manufacturing and the medical affairs function in support of a potential commercial launch of tivozanib, if approved by the FDA, will be partially offset by lower costs, principally related to the TIVO-3 trial that is expected to be closed following the FDA’s March 31, 2021 PDUFA target date for our tivozanib NDA and costs incurred in 2020 that will not be incurred in 2021 related to the submission of our tivozanib NDA on March 31, 2020 and the completion of AV-380 pre-clinical development. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 and in 2021 will be conducted subject to the availability of sufficient financial resources.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of compensation, benefits and travel for employees in executive, finance, legal, human resource and commercial functions. Other selling, general and administrative expenses include professional fees for audit, tax, general legal, patent legal, investor relations, commercial, consulting services and directors’ fees, as well as facility and information technology-related costs not otherwise included in research and development expenses.

As we approach our PDUFA target date, we anticipate that selling, general and administrative expenses will continue to increase significantly through a potential commercial launch of tivozanib, if approved by the FDA, and will remain consistent at that level in the second half of 2021, principally related to our sales, marketing, market access and distribution teams and capabilities, and general and administrative support. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 and in 2021 will be conducted subject to the availability of sufficient financial resources.

Warrants Issued in Connection with Private Placement

In May 2016, we issued warrants to purchase an aggregate of 1,764,242 shares of our common stock in connection with a private placement financing, which we refer to herein as the PIPE Warrants. As of September 30, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. No PIPE Warrants were exercised during each of the three and nine months ended September 30, 2020 and 2019. Refer to“—Liquidity and Capital Resources—Private Placement/PIPE Warrants” below and Note 3, “Significant Accounting Policies - Warrants Issued in Connection with Private Placement” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The key assumptions used to value the PIPE Warrants in the three months and nine months ended September 30, 2020 were as follows:

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Expected price volatility	133.07%	153.37%	108.20%	103.29%
Expected term (in years)	1.50	1.25	1.00	0.75
Risk-free interest rates	1.59%	0.17%	0.16%	0.12%
Stock price	$6.20	$3.62	$5.15	$5.94
Dividend yield	—	—	—	—

The key assumptions used to value the PIPE Warrants in the three months and nine months ended September 30, 2019 were as follows:

	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Expected price volatility	82.64%	111.99%	113.86%	119.11%
Expected term (in years)	2.50	2.25	2.00	1.75
Risk-free interest rates	2.47%	2.27%	1.75%	1.63%
Stock price	$16.00	$8.20	$6.70	$8.40
Dividend yield	—	—	—	—

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2020, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2020, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Significant Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, the measurement of right-of-use assets and lease liabilities, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, we evaluate our estimates and judgments for changes in facts and circumstances, including those related to revenue recognition, contract research accruals, measurements of the PIPE Warrant liability, stock-based compensation, and estimates of our capital requirements over the next twelve months from the date of issuance of the interim condensed consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. During the three months and nine months ended September 30, 2020, there were no material changes to our significant accounting policies and significant judgments and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission, or SEC, on March 16, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies—Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months and Nine Months Ended September 30, 2020 and 2019

Revenues (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
KKC	2,800	25,000	(22,200)	(89)%	2,800	25,000	(22,200)	(89)%
EUSA	800	717	83	12%	2,333	3,031	(698)	(23)%
Total	$3,600	$25,717	$(22,117)	(86)%	$5,133	$28,031	$(22,898)	(82)%

Our total partnership revenues decreased by $22.1 million, or 86%, to $3.6 million in the three months ended September 30, 2020 from $25.7 million in the three months ended September 30, 2019, principally due to payments we earned pursuant to the amendment to the KKC Agreement for KKC’s repurchase of the non-oncology rights to tivozanib in our territory, including the $25.0 million upfront payment we earned in the third quarter of 2019 offset by a $2.8 million development milestone we earned in the third quarter of 2020.

On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement, and KKC made a $25.0 million non-refundable upfront payment to us that we received in September 2019. In the third quarter of 2019, we recognized this $25.0 million upfront payment as revenue in accordance with ASC 606. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the acceptance of KKC’s IND for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. In the third quarter of 2020, we recognized this $2.8 million development milestone as revenue in accordance with ASC 606. Prior to the amendment to the KKC Agreement, KKC did not have any payment obligations to us for non-oncology rights to tivozanib in our territory. Refer to Note 4 “Collaborations and License Agreements – KKC”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to our amendment to the KKC Agreement.

Our total partnership revenues decreased by $22.9 million, or 82%, to $5.1 million in the nine months ended September 30, 2020 from $28.0 million in the nine months ended September 30, 2019, principally due to payments we earned pursuant to the amendment to the KKC Agreement for KKC’s repurchase of the non-oncology rights to tivozanib in our territory, including the $25.0 million upfront payment we earned in the nine months ended September 30, 2019 offset by a $2.8 million development milestone we earned in the nine months ended September 30, 2020, as well as a $1.0 million decrease related to revenue recognized in connection with a milestone payment we earned from EUSA in February 2019 that was not recognized in the nine months ended September 30, 2020.

In February 2019, we earned a $2.0 million milestone payment under the EUSA Agreement for reimbursement approval for tivozanib (FOTIVDA) in the first-line treatment of RCC from the Ministry of Health, Consumer Affairs and Social Welfare in Spain. In accordance with ASC 606, we recognized $1.0 million in revenue in the nine months ended September 30, 2019 that was not recognized in the nine months ended September 30, 2020. No milestone payments were earned under the EUSA Agreement in the nine months ended September 30, 2020. Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 Revenue from Contracts with Customers to our EUSA Agreement.

Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Comparison		Nine Months Ended September 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Tivozanib	$4,796	$2,946	$1,850	63%	$14,160	$9,043	$5,117	57%
AV-380 Program in Cachexia	524	208	316	152%	1,938	2,691	(753)	(28)%
Ficlatuzumab	133	439	(306)	(70)%	878	675	203	30%
Overhead	407	390	17	5%	1,129	1,037	92	9%
Total research and development expenses	$5,860	$3,983	$1,877	47%	$18,105	$13,446	$4,659	35%

Our total research and development expenses increased by $1.9 million, or 47%, to $5.9 million in the three months ended September 30, 2020 from $4.0 million in the three months ended September 30, 2019, principally due to a $1.9 million increase in tivozanib-related expenses.

Our total research and development expenses increased by $4.7 million, or 35%, to $18.1 million in the nine months ended September 30, 2020 from $13.4 million in the nine months ended September 30, 2019, principally due to increases of $5.1 million in tivozanib-related expenses and $0.2 million in ficlatuzumab-related expenses, partially offset by a decrease of $0.8 million in AV-380 related expenses.

Tivozanib expenses increased by $1.9 million, or 63%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, principally due to increases totaling $2.6 million, partially offset by a $0.7 million decrease related to lower expenses in connection with the TIVO-3 and TiNivo trials that are nearing completion. The $2.6 million in total increases principally included: (i) $0.3 million related to the ongoing support of the FDA’s review of the NDA, and (ii) $2.2 million in commercial launch-readiness initiatives incurred in the three months ended September 30, 2020 that were not incurred in the three months ended September 30, 2019, including $1.7 million related to the conduct of certain post-commercial launch drug supply manufacturing, $0.4 million related to the buildout of our medical affairs function and $0.1 million related to other commercial-launch readiness initiatives.

Tivozanib expenses increased by $5.1 million, or 57%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The $5.1 million increase was principally due to increases totaling $7.2 million, partially offset by decreases totaling $2.2 million. The $7.2 million in total increases principally included: (i) $4.1 million related to the tivozanib NDA for RCC, including $1.2 million related to the completion of the NDA submission and ongoing support of the FDA’s review of the NDA and the $2.9 million application user fee pursuant to the PDUFA that was due upon the filing of the tivozanib NDA on March 31, 2020, (ii) $0.5 million related to the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca, and (iii) $2.5 million in commercial launch-readiness initiatives incurred in the nine months ended September 30, 2020 that were not incurred in the nine months ended September 30, 2019, including $1.7 million related to the conduct of certain post-commercial launch drug supply manufacturing, $0.7 million related to the buildout of our medical affairs function and $0.1 million related to other commercial-launch readiness initiatives.

These increases were partially offset by decreases totaling $2.2 million, principally including $1.6 million related to lower expenses in connection with the TIVO-3 and TiNivo trials that are nearing completion and $0.6 million related to sublicense fees due to KKC incurred in the first quarter of 2019 in connection with a milestone we earned under our EUSA Agreement that were not incurred in the nine months ended September 30, 2020.

AV-380 expenses increased by $0.3 million, or 152%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 principally due to pre-clinical development costs incurred in the third quarter of 2020 that were not incurred in the third quarter of 2019.

AV-380 expenses decreased by $0.8 million, or 28%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The $0.8 million decrease was principally due to the $2.3 million time-based milestone obligation due to St. Vincent’s in the first quarter of 2019 that was not incurred in the nine months ended September 30, 2020, partially offset by an increase of $1.5 million related to pre-clinical development costs incurred in the nine months ended September 30, 2020 that were not incurred in the nine months ended September 30, 2019.

Ficlatuzumab expenses decreased by $0.3 million, or 70%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The $0.3 million decrease was due to start-up costs incurred in the third quarter of 2019, net of cost sharing with Biodesix, that were not incurred in the third quarter of 2020 in connection with the CyFi-2 trial that was initiated in November 2019. In March 2020, we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, as described above under “Overview – Ficlatuzumab.”

Ficlatuzumab expenses increased by $0.2 million, or 30%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The $0.2 million increase was due to start-up costs incurred in the nine months ended September 30, 2020, net of cost sharing with Biodesix, that were not incurred in the nine months ended September 30, 2019 in connection with the CyFi-2 trial that was initiated in November 2019 and discontinued in March 2020, as highlighted above.

We anticipate that research and development expenses will remain consistent at current levels through the first half of 2021 and increase in the second half of 2021, principally related to the timing of ficlatuzumab GMP drug manufacturing. We anticipate that increases in research and development expenses in 2021, principally related to a full year of costs for ficlatuzumab drug manufacturing and the medical affairs function in support of a potential commercial launch of tivozanib, if approved by the FDA, will be partially offset by lower costs, principally related to the TIVO-3 trial that is expected to be closed following the FDA’s March 31, 2021 PDUFA target date for our tivozanib NDA and costs incurred in 2020 that will not be incurred in 2021 related to the submission of our tivozanib NDA on March 31, 2020 and the completion of AV-380 pre-clinical development. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 and in 2021 will be conducted subject to the availability of sufficient financial resources.

Selling, General and Administrative Expenses (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative expenses	$5,800	$2,884	$2,916	101%	13,209	8,325	4,884	59%

Selling, general and administrative expenses increased by $2.9 million, or 101%, to $5.8 million in the three months ended September 30, 2020 from $2.9 million in the three months ended September 30, 2019. The $2.9 million increase was principally due to: (i) $2.3 million in commercial launch-readiness initiatives incurred in the three months ended September 30, 2020 that were not incurred in the three months ended September 30, 2019, including $0.9 million in compensation costs related to the growth in our commercial infrastructure and $1.4 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $0.5 million in other professional fees, and (iii) $0.1 million in other compensation-related costs.

Selling, general and administrative expenses increased by $4.9 million, or 59%, to $13.2 million in the nine months ended September 30, 2020 from $8.3 million in the nine months ended September 30, 2019. The $4.9 million increase was principally due to: (i) $3.4 million in commercial launch-readiness initiatives incurred in the nine months ended September 30, 2020 that were not incurred in the nine months ended September 30, 2019, including $1.5 million in compensation costs related to the growth in our commercial infrastructure and $1.9 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $1.3 million in other professional fees, and (iii) $0.3 million in other compensation-related costs.

As we approach our PDUFA target date, we anticipate that selling, general and administrative expenses will continue to increase significantly through a potential commercial launch of tivozanib, if approved by the FDA, and will remain consistent at that level in the second half of 2021, principally related to our sales, marketing, market access and distribution teams and capabilities, and general and administrative support. Accordingly, the timing and nature of contemplated activities during the remainder of 2020 and in 2021 will be conducted subject to the availability of sufficient financial resources.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Change in fair value of PIPE Warrant liability	$86	$(1,954)	$2,040	(104)%	$3,184	$9,071	$(5,887)	(65)%

In May 2016, we issued the PIPE Warrants in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In the three months ended September 30, 2020, we recorded an approximate non-cash gain of $0.1 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approach expiration in May 2021, partially offset by a higher stock price of $5.94 on September 30, 2020 compared to the stock price of $5.15 on June 30, 2020.

In the nine months ended September 30, 2020, we recorded an approximate non-cash gain of $3.2 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a lower stock price of $5.94 on September 30, 2020 compared to the stock price of $6.20 on December 31, 2019, as well as a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approach expiration in May 2021.

In the three months ended September 30, 2019, we recorded an approximate non-cash loss of $2.0 million in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that principally resulted from a higher stock price of $8.40 on September 30, 2019 compared to the stock price of $6.70 on June 30, 2019.

In the nine months ended September 30, 2019, we recorded an approximate non-cash gain of $9.1 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $8.40 on September 30, 2019 compared to the stock price of $16.00 on December 31, 2018.

Interest Expense, net (in thousands)

	Three Months				Nine Months
	Ended September 30,		Comparison		Ended September 30,		Comparison
	2020	2019	$	%	2020	2019	$	%
Interest expense, net	$(419)	$(467)	$48	(10)%	$(1,083)	$(1,482)	$399	(27)%

Interest expense, net remained flat in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Interest expense, net decreased by $0.4 million, or 27%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was principally due to the decrease in interest expense resulting from the paydown of principal under our 2017 Loan Agreement with Hercules and a lower interest rate that ranged from 9.45% to 9.65% in the nine months ended September 30, 2020 as compared to the interest rate that ranged from 9.70% to 10.2% in the nine months ended September 30, 2019. Principal payments to Hercules resumed during the period from August 1, 2019 through August 1, 2020.

       In August 2020, we entered into the 2020 Loan Amendment with Hercules to provide us with the 2020 Loan Facility, an additional term loan in an aggregate principal amount of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions. We received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, including approximately $9.7 million of which was used to retire the outstanding balance under the 2017 Loan Agreement and approximately $5.3 million of which is new loan funding. The 2020 Loan Amendment provides for an initial interest-only period effective for the period from September 1, 2020 through September 1, 2021. See “—Liquidity and Capital

Resources—Hercules Loan Facility” below for a description of the 2017 Loan Agreement, 2020 Loan Amendment and 2020 Loan

facility.

We anticipate that interest expense will remain flat during the remainder of 2020 and in 2021.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $68.8 million. See “—Liquidity and Going Concern” below and Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern. Currently, our funds are invested in a U.S. government money market fund and corporate debt securities, including commercial paper. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(25,103)	$4,452
Net cash used in investing activities	(11,152)	—
Net cash provided by financing activities	46,318	28,775
Net increase in cash and cash equivalents	$10,063	$33,227

Our operating activities used cash of $25.1 million in the nine months ended September 30, 2020 and provided cash of $4.5 million in the nine months ended September 30, 2019. Cash used in operations was principally due to our net income (loss) adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $11.2 million in the nine months ended September 30, 2020 and none in the nine months ended September 30, 2019, principally due to net changes in the maturities and purchases of marketable securities year-to-date as of September 30, 2020. We did not have any marketable securities in the nine months ended September 30, 2019.

Our financing activities provided cash of $46.3 million and $28.9 million in the nine months ended September 30, 2020 and 2019, respectively. In 2020, we raised approximately $52.7 million in funding, including approximately $47.7 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and approximately $5.0 million in new loan funding pursuant to the August 2020 Loan Amendment with Hercules, net of transaction costs. In 2019, we raised approximately $30.3 million in funding, including $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the Leerink Sales Agreement in February 2019, as defined below, and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019. We paid approximately $6.5 million and $1.5 million in principal payments pursuant to our 2017 Loan Agreement with Hercules in the nine months ended September 30, 2020 and 2019, respectively, for which payments had resumed during the period from August 1, 2019 through August 1, 2020.

Public Offering – June 2020

On June 19, 2020, we completed an underwritten public offering of 9,725,000 shares of our common stock, including the partial exercise by the underwriters of their option to purchase an additional 1,225,000 shares, at the public offering price of $5.25 per share for gross proceeds of approximately $51.1 million. Three stockholders each beneficially holding more than 5% of our voting securities, including an entity affiliated with New Enterprise Associates and two other stockholders purchased an aggregate of 4,503,571 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $47.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Hercules Loan Facility

On May 28, 2010, we entered into a loan and security agreement with Hercules Capital Inc. and certain of its affiliates, or the First Loan Agreement. The First Loan Agreement was subsequently amended in March 2012, September 2014 and May 2016, or the 2016 Amendment. Amounts borrowed under the amendment in 2012 were repaid in full in 2015.

In December 2017, we refinanced the First Loan Agreement, as amended, by entering into an amended and restated loan and security agreement, or the 2017 Loan Agreement, to refinance our existing loan facility with Hercules and to retire the $20.0 million in secured debt then-outstanding under the First Loan Agreement. Per the terms of the 2017 Loan Agreement, the $20.0 million loan facility had a 42-month maturity from closing, no financial covenants, a lower interest rate and an interest-only period of no less than 12 months, which could be extended up to a maximum of 24 months, assuming the achievement of specified milestones relating to the development of tivozanib.

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

We must make interest payments on the principal balance of the loan each month it remains outstanding. Per annum interest is payable on the loan balance at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75%, as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. In 2018, the interest rate increased to 9.70%, 9.95% and 10.20% in June 2018, September 2018 and December 2018, respectively, due to corresponding increases in the prime rate. In 2019, the interest rate decreased to 9.95%, 9.70% and 9.45% in August 2019, September 2019 and October 2019, respectively, due to corresponding decreases in the prime rate. The interest rate as of August 1, 2020 was 9.45%.

The interest-only period could be extended by two 6-month deferrals of principal payments upon the achievement of specified milestones relating to the development of tivozanib, subject to confirmation by Hercules at its reasonable discretion. In

November 2018, Hercules granted the first 6-month extension of the interest-only period. Accordingly, this resulted in the deferment of principal payments until August 1, 2019, at which time we resumed making 24 equal monthly payments of principal and interest, in the approximate amount of $0.9 million through July 2021. The outstanding principal balance as of August 1, 2020 was approximately $9.7 million.

On August 7, 2020, we entered into the first amendment to the 2017 Loan Agreement, or the 2020 Loan Amendment, to provide us, subject to certain terms and conditions, with the 2020 Loan Facility, an additional term loan in an aggregate principal amount of up to $35.0 million in up to four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes.

We received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, of which approximately $9.7 million was used to retire the outstanding balance under the 2017 Loan Agreement and of which approximately $5.3 million is new loan funding.

The remainder of the loan amount will be available to us subject to certain terms and conditions, including the achievement of the following milestones: (i) the second tranche of $10.0 million would be available through June 30, 2021 assuming FDA approval of FOTIVDA, or Performance Milestone I, (ii) the third tranche, or Tranche Three, of $5.0 million would be available from July 1, 2021 through January 31, 2022 assuming we achieve $20.0 million in net product revenues from sales of FOTIVDA, if approved by the FDA, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche of $5.0 million would be available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Facility also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 upon our option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period through September 30, 2021, which is extendable through September 30, 2022 upon the achievement, if at all, of Performance Milestone I, and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of September 30, 2020 was 9.65%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which we prepay any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continues to be due on July 1, 2021. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2020 Loan Amendment is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2020, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the loan. We do not believe that there has been a material adverse change as defined in the 2020 Loan Amendment.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of September 30, 2020, Offering Warrants to purchase 2,500,000 shares of our common stock were outstanding, at an exercise price of $12.50 per share, with an expiration date of April 8, 2021.

Sales Agreement with SVB Leerink

In February 2018, we entered into a sales agreement, or the Leerink Sales Agreement, with SVB Leerink LLC, or SVB Leerink, pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 0.5 million shares pursuant to the Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 1.3 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. As of September 30, 2020, approximately $32.0 million was available for issuance in connection with future stock sales pursuant to the Leerink Sales Agreement.

Universal Shelf Registration Statement

On November 30, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which we refer to as the 2017 Shelf. The 2017 Shelf (File No. 333-221873) was declared effective by the SEC on December 15, 2017 and covers the offering, issuance and sale from time to time of up to $200 million of our common stock, preferred stock, debt securities, warrants and/or units. As of September 30, 2020, approximately $37 million was available for issuance in connection with future stock sales under the shelf registration statement.

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of September 30, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding, at an exercise price of $10.00 per share, with an expiration date of May 16, 2021.

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

During the nine months ended September 30, 2020, we received approximately $58.9 million in funding, including approximately $47.7 million in equity funding from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020, approximately $5.0 million in new loan funding pursuant to the August 2020 Loan Amendment with Hercules, net of transaction costs, and approximately $6.2 million in partnership funding for cost sharing obligations, royalties from the sales of FOTIVDA by EUSA and a development milestone payment by KKC.

We believe that our $68.8 million in cash, cash equivalents and marketable securities as of September 30, 2020, along with partnership cost sharing reimbursements, royalty revenues from sales of FOTIVDA by EUSA, product revenues from sales of FOTIVDA, if approved by the FDA, and the additional $20.0 million in available credit under the 2020 Loan Amendment with Hercules, which is available to us subject to achieving the milestones in the 2020 Loan Amendment and described above in “Liquidity and Capital Resources—Hercules Loan Facility” would allow us to fund our planned operations into 2022.

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

We will require additional funding to extend our planned operations. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional capital in the near term, whether on terms that are acceptable to us, or at all or if we were to default under the 2017 Loan Agreement or 2020 Loan Amendment with Hercules, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:

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

On August 7, 2020, we entered into the 2020 Loan Amendment with Hercules to provide us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the potential commercial launch of FOTIVDA, if approved by the FDA, subject to certain terms and conditions, as described above in “Liquidity and Capital Resources—Hercules Loan Facilty.”

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2020. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against us in 2019.  This purported class action lawsuit, which we refer to as the 2019 Class Action, was filed against us and certain of our present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, on February 25, 2019, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT.  On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as an additional defendant. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019. It generally alleged that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, we filed a motion to dismiss the amended complaint.  On July 24, 2020, the District Court granted our motion to dismiss. The time for appeal expired in August 2020 without appeal.

In connection with the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against us, certain of our present and former officers and our directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2, respectively. The complaints generally allege breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein. On July 26, 2019, the court granted the parties’  joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. Given the dismissal of the 2019 Class Action in July 2020, the derivative plaintiffs have agreed to dismiss the derivative lawsuit without prejudice. We anticipate a stipulation will be filed with the court soon.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

For example, some of the clinical trial sites for our DEDUCTIVE trial have suspended enrollment at times due to COVID-19 related hospital and governmental restrictions. Enrollment has occurred at a slower pace than initially forecasted prior to the onset of the pandemic, and we cannot guarantee the future pace of enrollment.  In addition, in-person monitoring visits are currently on hold at certain of the clinical trial sites in our DEDUCTIVE trial and to the extent possible due to the COVID-19 pandemic, monitoring is being conducted remotely. We do not yet know whether remote management of this function will prove to be sufficient. The extent of any adverse impact on our clinical trials will depend on numerous evolving factors that cannot be predicted with any level of certainty. In addition, in March 2020 we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the ficlatuzumab clinical trial supply.

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

As September 30, 2020, we had approximately $68.8 million in cash, cash equivalents and marketable securities. On August 7,  2020, we entered into the 2020 Loan Amendment with Hercules. The 2020 Loan Amendment provides us with the 2020 Loan Facility that includes up to $20.0 million in additional loan funding contingent upon FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, if approved by the FDA, within certain time frames and subject to certain terms and conditions.

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

We have a history of incurring operating losses and as of September 30, 2020, we had an accumulated deficit of $609.7 million. To date, we have not commercialized any products or generated any material revenues from the sale of products. Absent the realization of sufficient revenues from product sales, we may never attain profitability. Our losses have resulted principally from costs incurred in our discovery and development activities. We anticipate that we will continue to incur significant operating costs over the next several years as we seek to develop and commercialize our product candidates. As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

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

We believe that our $68.8 million in cash, cash equivalents and marketable securities as of September 30, 2020, along with partnership cost sharing reimbursements, royalty revenues from sales of FOTIVDA by EUSA, product revenues from sales of FOTIVDA, if approved by the FDA, and the additional $20.0 million in available credit under the 2020 Loan Amendment with Hercules, which is available to us subject to achieving the milestones in the 2020 Loan Amendment and described above in “Liquidity and Capital Resources—Hercules Loan Facility” would allow us to fund our planned operations into 2022.

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

Failure to comply with the covenants or payment obligations under the 2017 Loan Agreement or the 2020 Loan Amendment could result in an event of default, which could materially and adversely affect our business and our financial condition.

The 2017 Loan Agreement and 2020 Loan Amendment include certain financial and operational covenants and provide for certain occurrences that constitute events of default. Certain of those covenants may be out of our control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that have a material adverse effect on our business, our insolvency or bankruptcy, or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition

We are a development stage company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

Other than the marketing approvals for tivozanib (FOTIVDA) received by our partner EUSA, we currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of tivozanib for marketing approval in North America. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize tivozanib in North America in one or more disease indications.

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

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.  For example, in June 2013, the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our current TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. If the FDA does not find that the results of the TIVO-3 trial, together with the results of our prior tivozanib clinical trials, adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC we may not be able to obtain marketing approval from the FDA to commercialize tivozanib in the United States.

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

Adverse events, undesirable side effects or other unexpected properties of our product candidates may be identified during development that could delay or prevent their marketing approval or limit their use.

Adverse events or undesirable side effects caused by, or other unexpected properties of, tivozanib, ficlatuzumab or our other product candidates could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt preclinical or clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound.

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

In addition, participation in our clinical trials will be affected by clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, at the request of the FDA, we have updated the forms used to obtain consent from patients in ongoing and future trials with tivozanib to include information about the OS results from the TIVO-3 trial as well as the other tivozanib clinical trial OS results to date. These results may impact the interest of clinicians and patients in participating in future clinical trials with tivozanib.

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

In June 2013, for example, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib does not adversely affect OS. Our TIVO-3 clinical trial was designed to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL. If the FDA does not find the results of TIVO-3 and our other tivozanib clinical trials to adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, then the FDA may not grant marketing approval for tivozanib.

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

In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in Europe. In January 2019, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, requested the topline data results from our TIVO-3 trial for review under its post-authorization monitoring procedures. Subsequently, EUSA has informed us that the CHMP has requested additional data updates and analysis from our TIVO-3 trial, including the final OS analysis received in May 2020. If the EMA finds that the results from the TIVO-3 trial raise questions on the safety or efficacy of FOTIVDA and the risk-benefit assessment on which the marketing authorization for FOTIVDA in the EU was based, the EMA could take certain post-authorization measures with regards to FOTIVDA such as requiring EUSA to conduct additional post-authorization studies, or risk management measures as part of an extended pharmacovigilance monitoring, or a change of the labeling and use instructions for FOTIVDA. If its concerns would not be addressed by other post-authorization measures, the EMA or the European Commission could also determine to change, suspend or revoke the previously granted marketing authorization for FOTIVDA. Any such actions taken by the European regulatory authorities with respect to the marketing authorization for FOTIVDA could have a material adverse effect on our ability to receive milestone, royalty or other payments from EUSA related to the approval and/or sales of FOTIVDA and on our business, operations and prospects.

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

We believe the key competitors for tivozanib in relapsed or refractory RCC include the following FDA-approved treatments: Exelixis’ Cabometyx (cabozantinib), Novartis’ Afinitor (everolimus), Pfizer’s Inlyta (axitinib), BMS’s Opdivo (nivolumab), and Bayer’s Nexavar (sorafenib), all as single-agent therapies; along with the combination of Eisai’s Lenvima (lenvatinib) and Novartis’ Afinitor (everolimus).  In addition, other FDA-approved treatments for advanced RCC in the first line and/or subsequent lines of therapy include the combinations of Merck’s Keytruda (pembrolizumab) and Pfizer’s Inlyta (axitinib), BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab), and Pfizer’s Inlyta (axitinib) and Merck KGaA’s Bavencio (avelumab); as well as the single agents of Pfizer’s Sutent (sunitinib), Pfizer’s Torisel (temsirolimus), and Novartis’ Votrient (pazopanib).  Additionally, there are a number of therapies in development for RCC, including Merck’s MK-6482 as a single agent, the combination of Calithera Biosciences’s CB-938 and Exelixis’ Cabotmetyx (cabozantinib), the combination of BMS’s Opdivo (nivolumab) and Exelixis’ Cabotmetyx (cabozantinib), the combination of Eisai’s Lenvima (lenvatinib) and Merck’s MK-6482, and the combination of Roche’s Tecentriq (atezolizumab) and Exelixis’ Cabometyx (cabozantinib).

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed, sales of an approved product are disappointing or the partner experiences its own financial or operational constraints or a change in business strategy. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it is evaluating alternative development plans for AV-203 which will delay the initiation of clinical trials of AV-203. In addition, if any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. Our current partners and licensees can terminate their agreements with us under various conditions, including without cause, at which point they would no longer continue to develop our products. For example, in September 2020 Biodesix exercised its Opt-Out right under the Biodesix Agreement.  As a result, Biodesix is not required to contribute to the future development costs of ficlatuzumab in exchange for a reduced economic interest in any future ficlatuzumab revenues.

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

The U.S. patents covering the tivozanib molecule and its therapeutic use are scheduled to expire in 2022.  In view of the length of time tivozanib has been under regulatory review at the FDA, however, a patent term extension of up to 5 years may be available, which, if granted, could extend the patent term until 2027.  However, the length of the extension could be less than we request, or no extension may be granted at all.  Currently, SPCs have been granted in Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden that extend the term of the corresponding patents that cover the tivozanib molecule in each of those jurisdictions up to 2027.  The remaining pending applications for SPCs in Belgium, Denmark and Great Britain may not be similarly granted, or may be granted for a shorter period than requested.  If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner.  As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial. Further, in January 2019, the FDA recommended that we not submit an NDA for tivozanib at that time as the first interim OS results from the TIVO-3 trial did not allay its concerns about a potential detriment in OS from the TIVO-1 trial. In August 2019, we performed a second prespecified interim OS analysis.  After receiving the results of the second OS analysis, on the recommendation of the FDA, we withheld our NDA filing until March 2020, in order that it would be filed closer to the May 2020 third and final OS analysis.  In May 2020, we performed a final OS analysis, and in June 2020, the FDA accepted our NDA filing for substantive review, setting a PDUFA target date of March 31, 2021. If the FDA does not find that the results of the TIVO-3 trial and the earlier tivozanib clinical trials adequately demonstrate a favorable risk-benefit profile for tivozanib in RCC, we may not be able to obtain marketing approval from the FDA to commercialize tivozanib in the United States.

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

On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration thereafter represented to the Court of Appeals considering this judgment that it does not oppose the lower court's ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump Administration argued in support of upholding the lower court decision. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S.  Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in the case is scheduled for November 10, 2020. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

More recently, on July 24, 2020, the President issued four executive orders intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.

The third order was intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action preceded the finalization of a rulemaking on  September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

The fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

Following issuance of these orders, the President issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially  China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our failure to obtain FDA approval for tivozanib in 2013, we and certain of our former officers and directors were involved in several legal proceedings. Following our January 2019 announcement that the FDA did not recommend we file an NDA for tivozanib at that time, several lawsuits were filed against us, our directors, and certain of our current and former officers. See Part II, Item 1 of this Quarterly Report on Form 10-Q under the heading “Legal Proceedings.” While the 2019 Class Action was dismissed, any litigation instituted against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

At September 30, 2020, we had approximately $68.8 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including short-term commercial paper, corporate bonds and other U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1 31.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, by and among the registrant, Hercules Capital, Inc. and the other lenders named therein Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	10Q	001-34655	08/10/2020	10.1	X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 9, 2020	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer