Form 10-K
period 2020-12-31
AVEO PHARMACEUTICALS, INC.
filed 2021-03-16
CIK 1325879

en

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34655

AVEO PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30 Winter Street

Boston, Massachusetts 02108

(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (857) 400-0101

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based on the last reported sale price of the common stock on the Nasdaq Capital Market at the close of business on June 30, 2020, was $105.7 million.

The number of shares outstanding of the registrant’s Common Stock as of March 15, 2021 was 27,130,087.

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to the therapeutic potential of product candidates; any expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•	our plans to launch and commercialize FOTIVDA;
•	our plans to develop our clinical stage assets and commercialize our product candidates;
•	our manufacturing, marketing and sales capabilities and strategy;
•	the rate and degree of market acceptance and clinical utility of our products;
•	the initiation, timing, progress and results of future clinical trials, and our development programs;
•	our ability to secure new collaborations, maintain existing collaborations or obtain additional funding;
•	our intellectual property position;
•	the potential of ficlatuzumab, AV-380 or other product candidates that we in-license, or may elect to in-license, or may acquire in the future;
•	the timing or likelihood of regulatory filings and approvals;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our competitive position;
•	developments and projections relating to our competitors and our industry;
•	impacts resulting from the COVID-19 pandemic and responsive actions relating thereto;
•	our estimates of the period in which we anticipate that existing cash, cash equivalents and investments will enable us to fund our current and planned operations; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part I of this report and in our U.S. Securities and Exchange Commission reports filed after this report.

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

The forward-looking statements included in this annual report represent our estimates as of the filing date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Risk Factor Summary

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principle risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part I of this Annual Report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

If any of the following risks occur, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•

We have incurred significant operating losses, anticipate that we will continue to incur significant operating expenses for the foreseeable future and may never generate significant revenue or achieve or sustain profitability.

•

We may require substantial additional funding to advance our pipeline of clinical stage assets, and if we are unable to obtain this necessary capital when needed, we could be forced to delay, limit, reduce or terminate our research, product development or commercialization efforts.

•

We have only recently transitioned from a development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•

We depend heavily on the success of our product, FOTIVDA, and on our clinical stage assets, including tivozanib (in other indications), ficlatuzumab and AV-380. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, our business will be materially harmed.

•	If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, receipt of necessary regulatory approvals could be delayed or prevented.

•

If clinical trials of any product candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

•	We face substantial competition from existing approved products and our competitors may also discover, develop or commercialize new competing products before, or more successfully, than we do.
•

Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.

•

We rely in part on third parties to produce our preclinical and clinical product candidate supplies and to conduct clinical trials of our internally-developed product candidates, and those third parties may not perform satisfactorily, including by failing to deliver supplies on time or to meet deadlines for the completion of such trials, research or testing.

•

We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain European countries and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue.

•

We may not be successful in establishing or maintaining strategic partnerships to further the development of our therapeutic programs. Additionally, if any of our current or future strategic partners fails to perform its obligations or terminates the partnership, the development and commercialization of the product candidates under such agreement could be delayed or terminated and, such failures or terminations could have a material adverse effect on our operations and business.

•

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

PART I

ITEM 1.	Business

Overview

We are an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. Our strategy is to focus our resources toward the development and commercialization of our product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies. With the approval of our first commercial product, FOTIVDA® (tivozanib), in the United States, we have transitioned from a clinical development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company.

On March 10, 2021, the U.S. Food and Drug Administration, or FDA, approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI. The approval of FOTIVDA is based on our pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in renal cell carcinoma, or RCC, patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which we refer to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.

We are actively preparing for the commercial launch of FOTIVDA in the United States. Our U.S. sales force, sales training, marketing, market access and medical affairs teams as well as distribution capabilities are in place and we expect to have full promotional capabilities and FOTIVDA available to patients by March 31, 2021.

FOTIVDA is also approved and commercialized through our development partner EUSA Pharma (UK) Limited, or EUSA, in the United Kingdom, Germany, Spain and certain other countries in their territory, for the treatment of adult patients with advanced RCC who are VEGFR pathway inhibitor-naïve and are either untreated or who have failed prior therapy with interferon-alpha (IFN-a) or interleukin-2 (IL-2).

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we are studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma, or HCC, in phase 2 clinical trials and we recently announced our entry into a collaboration with Bristol Myers Squibb, or BMS, to conduct a phase 3 study of FOTIVDA in combination with OPDIVO® (nivolumab), BMS’s anti-PD-1 therapy, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure.

Our pipeline of product candidates includes ficlatuzumab, a potent humanized immunoglobulin G1, or IgG1, monoclonal antibody that targets hepatocyte growth factor, or HGF. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, pancreatic cancer and acute myeloid leukemia, or AML. We are currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC.

Our pipeline of product candidates also includes worldwide rights to AV-380, a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15, or GDF15. In December 2020, the FDA accepted our investigational new drug application, or IND, for AV-380 for the potential treatment of cancer cachexia, and we have initiated a phase 1 clinical trial in healthy subjects.

Our earlier-stage pipeline under development includes AV-203 and AV-353, both as potential oncology treatments. AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which we expect to regain worldwide rights in September 2021. AV-353 is a potent IgG1 monoclonal antibody that targets the Notch 3 pathway.

Commercial Launch

During 2020 and early 2021, in preparation for the commercial launch of FOTIVDA in the United States, we:

•	expanded our organization with approximately 65 field-based employees, which includes approximately 50 oncology sales professionals;
•

developed our commercial capabilities with implementation of systems and infrastructure to support our virtual and in person commercial sales organization, patient-focused programs and appropriate quality systems and compliance policies, systems and procedures; and

•	established our distribution network in order to be prepared to have full promotional capabilities and product available for sale by March 31, 2021.

Business Update Regarding COVID-19

The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations to varying degrees. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our commercialization plans and clinical development programs, as applicable. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Certain of our operations had been conducted remotely prior to the COVID-19 pandemic, and we have now transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. If the COVID-19 pandemic continues or becomes more severe, it may further impact our ability to maintain that level of productivity, to grow the company as we have anticipated and to execute our commercialization and other long-term business strategies. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part I, Item 1A. Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Annual Report on Form 10-K.

Our Product Candidates

The following summarizes our product candidates as of the date of filing this Annual Report on Form 10-K, each of which is described in further detail below:

Tivozanib

Our pipeline includes our lead product tivozanib, an oral, next-generation VEGFR TKI. Tivozanib was approved by the FDA for marketing and sale in the United States in March 2021 and will be sold under the brand name FOTIVDA for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Tivozanib is a potent, selective inhibitor of VEGFRs 1, 2, and 3 with a long half-life designed to improve efficacy and tolerability. FOTIVDA has been shown to significantly reduce regulatory T-cell production in preclinical models. Tivozanib has been investigated in several tumor types, including renal cell, hepatocellular, colorectal, breast and ovarian cancers. We are currently executing studies with tivozanib both as a single agent and in combination with immune checkpoint inhibitors for the treatment of RCC and HCC.

We have exclusive rights to develop and commercialize tivozanib in oncology in all countries outside of Asia and the Middle East under a license from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC. We have sublicensed to EUSA the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic diseases or conditions of the eye. On August 1, 2019, KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights that we sublicensed to EUSA. In September 2020, KKC initiated a phase 1 study of KHK4951, the reformulated tivozanib, in healthy volunteers and patients with wet age-related macular degeneration, or Wet AMD.

U.S. Commercialization of Tivozanib in Relapsed or Refractory Advanced RCC

In March 2020, we submitted an NDA to the FDA based on our TIVO-3 trial and supported by data from three additional trials, including the TIVO-1 trial comparing tivozanib to sorafenib in first-line RCC, and two phase 2 trials, Study 902, the open-label, crossover clinical study of tivozanib for patients who progressed on sorafenib in the TIVO-1 trial, and Study 201, a placebo-controlled study in first-line RCC. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory RCC following two or more prior systemic therapies.

Our TIVO-3 trial is the first positive phase 3 study in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies to meet its primary endpoint, as well as the first phase 3 study in RCC to systematically investigate a predefined subpopulation of patients who received prior checkpoint inhibitor therapy, a predominant standard of care for earlier lines of therapy. Key data from our TIVO-3 trial include the following:

•

Tivozanib demonstrated a 44% improvement in median progression-free survival, or PFS, the primary endpoint, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm, and 27% reduction in risk of progression or death compared to sorafenib (hazard ratio (HR)=0.73, p=0.0165).

•	Overall response rate, or ORR, for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.017).

•	Median duration of response in patients receiving tivozanib was not reached (95% confidence interval (CI): 9.8, not reached (NR)) and in patients receiving sorafenib was 5.7 months (95% CI: 5.6, NR).
•

The final overall survival, or OS, hazard ratio was 0.97 (p=0.82), and the final median OS was 16.4 months for tivozanib and 19.2 months for sorafenib. The final OS hazard ratio of 0.97 was similar to those observed in other phase 3 studies in RCC comparing a prior FDA-approved VEGFR TKI to another VEGFR TKI.

•

Tivozanib also demonstrated a statistically significant improvement in median PFS for the prespecified subgroup of patients (approximately 26% of patients) who received prior checkpoint inhibitor therapy, with a hazard ratio of 0.55 (p=0.028), a 45% reduction in risk of progression or death compared to sorafenib and a median PFS in the tivozanib arm of 7.3 months compared with 5.1 months in the sorafenib arm. The ORR for patients in this subgroup receiving tivozanib was 24.4% compared to 7% receiving sorafenib. The final OS hazard ratio for this subgroup was 0.84 (HR < 1 favors tivozanib). Tivozanib also demonstrated a statistically significant improvement in median PFS for the prespecified subgroup of patients (approximately 45% of patients) who received two TKIs in earlier lines of treatment, with a hazard ratio of 0.57 (p=0.003), a 43% reduction in risk of progression or death compared to sorafenib and a median PFS in the tivozanib arm of 5.5 months compared with 3.7 months in the sorafenib arm. The ORR for patients in this subgroup receiving tivozanib was 15% compared to 8% receiving sorafenib. The final OS hazard ratio for this subgroup was 0.99.

•

Tivozanib was generally better tolerated than sorafenib with fewer dose reductions and interruptions due to adverse events. In the tivozanib arm, 46% of patients experienced Grade 3 or higher adverse events compared to 55% of patients in the sorafenib arm. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse events in patients receiving tivozanib was fatigue and asthenia, adverse events known to reflect effective VEGF pathway inhibition, which has shown a correlation with better PFS outcomes.

We believe there is significant commercial opportunity for FOTIVDA in the United States. We estimate that the current U.S. market for relapsed or refractory RCC therapy is approximately $1.0 billion, including $700 million in the second line and $300 million in the third and fourth lines. As the TIVO-3 study is the first positive phase 3 study in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy, we believe that FOTIVDA could become a standard of care in this relapsed or refractory setting.

During 2020 and early 2021, in preparation for the commercial launch of FOTIVDA in the United States, we built our commercial infrastructure including our sales, marketing, market access and medical affairs teams and distribution capabilities. In light of the restrictions necessitated by the COVID-19 pandemic, we designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies. Our U.S. sales force, sales training, marketing, market access and medical affairs teams as well as distribution capabilities are in place and we expect to have full promotional capabilities by March 31, 2021.

Commercialization of Tivozanib in RCC Outside the United States

First-Line Approval in Europe: In August 2017, the European Commission granted marketing authorization to EUSA for tivozanib in all 28 countries of the European Union, or the EU, (which included the United Kingdom at that time), Norway and Iceland based on the data from our active comparator-controlled supportive phase 3 trial, which we refer to as the TIVO-1 trial, comparing tivozanib to sorafenib (Nexavar®) in first-line RCC. Tivozanib is sold under the brand name FOTIVDA, and is approved for the first-line treatment of adult patients with RCC and for those who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC.

In the updated Clinical Practice Guidelines for the diagnosis, treatment and follow-up of RCC by the European Society for Medical Oncology, or ESMO, published in February 2019, tivozanib has been added as a first-line treatment for patients with good or intermediate risk and as a second-line treatment for patients following first-line TKIs.

Commercial Launch of FOTIVDA: EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain as well as in some additional EU countries, exclusive of France, Germany, Italy, Spain and the United Kingdom, which we refer to collectively as the EU5. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approvals from the United Kingdom’s National Institute for Health and Care Excellence, or the NICE, the German Federal Association of the Statutory Health Insurances, or GKV-SV, and Spain’s Ministry of Health, Consumer Affairs and Social Welfare, or MSCBS, respectively, for the first-line treatment of RCC. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional European countries.

First-Line Approval in New Zealand and South Africa: In July 2019, the New Zealand Medicines and Medical Devices Safety Authority approved FOTIVDA for the first-line treatment of adult patients with RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for RCC. In September 2020, the South African Health Products Regulatory Authority approved FOTIVDA for the first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC.

Clinical Development of Tivozanib in RCC

First-Line Phase 3 Trial (TIVO-1): We conducted the TIVO-1 trial, a global phase 3 clinical trial comparing the efficacy and safety of tivozanib with sorafenib, an approved therapy, for the first-line treatment of RCC. The trial met its primary endpoint of improving PFS with a median PFS in the tivozanib arm of 11.9 months compared with 9.1 months in the sorafenib arm. The trial also showed significant improvement in ORR of 33.1% for tivozanib versus 23.3% for sorafenib. The trial showed a favorable tolerability profile for tivozanib, as evidenced by fewer dose interruptions and dose reductions than sorafenib. However, the trial showed a non-statistically significant trend favoring the sorafenib treatment group in OS in the intent to treat population. The protocol-specified final OS analysis at 24 months since the last patient enrolled showed a median OS for the tivozanib arm of 28.8 months versus a median OS for the sorafenib arm of 29.3 months (HR=1.245, p=0.105). An OS hazard ratio assesses the relative risk of death for the entirety of the data set and the median OS is a point in time value of the OS when half of the patients within each arm are still alive. Subsequently, in connection with EUSA’s application for the use of tivozanib as a first-line treatment for RCC to the European Medicines Agency, or EMA, in February 2016, which was approved in August 2017 and is further discussed below, the survival status of additional patients was taken into account and the updated median OS for the tivozanib arm was 28.2 months and the updated median OS for the sorafenib arm was 30.8 months (HR=1.147, p=0.276). We believe that an imbalance in subsequent therapy, which was more prevalent in patients treated in certain countries such as Russia and the Ukraine, combined with the significant activity seen with tivozanib treatment following sorafenib contributed to the discordance in the efficacy results in the TIVO-1 trial between the PFS and ORR benefit, which significantly favored tivozanib, and the OS, which trended in favor of sorafenib. In 2012, we submitted an NDA to the FDA seeking U.S. marketing approval for tivozanib. In June 2013, the FDA issued a complete response letter, which we refer to as the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from this single pivotal trial (TIVO-1), and recommended that we perform an additional clinical trial with a PFS primary endpoint and adequately sized to assure the FDA that tivozanib does not adversely affect OS. A post hoc analysis was conducted to evaluate differences in the use of second-line therapy between geographic regions and the impact on the OS results. When analyzing results from treatment centers in North America and the EU only where the imbalance in subsequent therapy was substantially reduced, the benefit in PFS was preserved and the HR for PFS was 0.84 (HR<1 favors tivozanib).

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

Third-Line and Fourth-Line Phase 3 Trial (TIVO-3): In May 2016, we initiated enrollment in the TIVO-3 trial. The TIVO-3 trial is the first positive phase 3 study in the third- and fourth-line treatment of patients with RCC as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy. The trial enrolled a total of 350 patients and was designed to address the FDA’s concern about the negative OS trend in TIVO-1. TIVO-3, together with the previously completed TIVO-1 and 902 trials of tivozanib in the first-line and second-line treatment of RCC, is designed to support a regulatory submission of tivozanib in the United States as a treatment for RCC in relapsed or refractory patients. Our TIVO-3 trial design, which we reviewed with the FDA, provides for a randomized, controlled, multi-center, open-label phase 3 clinical trial, with subjects randomized 1:1 to receive either tivozanib or sorafenib. Subjects enrolled in the trial must have failed two systemic therapies, including a VEGFR TKI. Patients may have received prior immunotherapy, including immune checkpoint (PD-1) inhibitors, reflecting the evolving treatment landscape. The primary objective of the TIVO-3 trial is to show improved PFS. Secondary endpoints include OS, safety and ORR. The trial’s sites are located exclusively in North America and Europe. The TIVO-3 trial does not include a crossover design; accordingly, the protocol does not provide for patients who progress on one therapy to cross over to the other therapy.

On November 5, 2018, we announced that the TIVO-3 trial met its primary endpoint of improving PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment. Patients who received prior checkpoint inhibitor therapy had a 45% reduction in risk of progression or death. The secondary endpoint of ORR for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, as indicated by fewer dose reductions and interruptions. Grade 3 or higher adverse events were consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse events in patients receiving tivozanib was fatigue and asthenia, adverse events known to reflect effective VEGF pathway inhibition, which has shown a correlation with better PFS outcomes. In December 2019, previously reported data from the TIVO-3 trial was published in The Lancet Oncology.

RCC PD-1 Phase 1b/2 Combination Trial with OPDIVO® (TiNivo): In March 2017, we initiated enrollment in a phase 1b/2 clinical trial of tivozanib in combination with OPDIVO (nivolumab), BMS’s anti-PD-1 therapy, in the first-line and the second-line treatment of RCC, which we refer to as the TiNivo trial. The TiNivo trial enrolled a total of 28 patients. We sponsored the trial, for which BMS supplied nivolumab. The TiNivo trial was led by the Institut Gustave Roussy in Paris under the direction of Professor Bernard Escudier, MD, Chairman of the Genitourinary Oncology Committee. The phase 1b portion of the TiNivo trial enrolled six patients and demonstrated that the combination of tivozanib and nivolumab was able to be dosed at the full dose and schedule of single agent tivozanib, with no dose limiting toxicities observed.

The phase 2 portion of the trial, which enrolled an additional 22 patients split evenly between treatment naïve and previously treated patients, was designed to assess the safety, tolerability and anti-tumor activity of the full dose and schedule of the combination of tivozanib (1.5 mg daily for 21 days, followed by seven days off treatment) and nivolumab (240 mg every two weeks) as established in the phase 1b portion of the study. On September 30, 2019, we presented final results at the ESMO 2019 Congress. The final results showed that the combination required few dose reductions and showed additive or synergistic activity for ORR and PFS in both treatment naïve and previously treated patients with RCC with no apparent difference in activity despite the different line of treatment. Out of 25 patients who were treated with the full dose and schedule of oral tivozanib in combination with intravenous nivolumab, thirteen (52%) had received at least one prior systemic therapy, including two (8%) that had received prior PD-1 therapy, and twelve (48%) that were treatment naïve. The overall median PFS for the 25 patients was 18.9 months. The median PFS for the twelve previously untreated patients was 18.5 months and the median PFS for the thirteen previously treated patients had not yet been achieved as of the final data cut-off date of August 27, 2019. An ORR was observed in 14 patients (56%) (complete response plus partial response), including one treatment naïve patient (4%) achieving a complete response, and a disease control rate (complete response plus partial response plus stable disease) was observed in 24 patients (96%). Of the two patients (8%) who received prior PD-1 therapy, one achieved a partial response and the other achieved stable disease. Treatment-related Grade 3/4 adverse events occurred in 80% of patients, the most common of which was hypertension, and only 17% of patients required a dose reduction.

In November 2020, we announced that previously reported results from the TiNivo trial were published in Annals of Oncology in an article titled “TiNivo: Safety and Efficacy of Tivozanib-Nivolumab Combination Therapy in Patients with Metastatic Renal Cell Carcinoma”.

RCC PD-1 Phase 3 Combination Trial with OPDIVO® (TiNivo-2):  On March 12, 2021, following the FDA’s approval of FOTIVDA, we announced our plans to advance our trials of the combination of tivozanib and nivolumab in RCC pursuant to a clinical trial collaboration and supply agreement with BMS to evaluate FOTIVDA in combination with OPDIVO (nivolumab) in a randomized, open-label, controlled phase 3 TiNivo-2 trial in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure, which we refer to as the TiNivo-2 trial. The TiNivo-2 trial is expected to enroll approximately 326 patients with advanced RCC who have progressed following prior immunotherapy treatment. The trial plans to enroll across clinical sites in the United States, Europe and Latin America. Patients will be randomized 1:1 to receive either FOTIVDA (1.34 mg/QD for 21 days followed by 7 days off treatment) in combination with OPDIVO (480 mg every 4 weeks) or FOTIVDA alone. The TiNivo-2 trial’s primary endpoint will assess PFS, with key secondary endpoints to include overall survival, overall response rate and duration of response, and safety. The study design was submitted to the FDA for review and we expect feedback from the FDA regarding the study design in the second quarter of 2021.

Clinical Development of Tivozanib in HCC

HCC PD-L1 Combination Trial with IMFINZI® (DEDUCTIVE): In September 2019, we opened enrollment in an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1, as a first-line treatment for patients with advanced, unresectable HCC who have not received prior systemic therapy, which we refer to as the DEDUCTIVE trial. Pursuant to the clinical supply agreement that we entered into with a wholly-owned subsidiary of AstraZeneca PLC, or AstraZeneca, in December 2018, we serve as the study sponsor, each party contributes the clinical supply of its study drug, key decisions are made by both parties by consensus and external study costs are otherwise shared equally.

The DEDUCTIVE trial is being led by the Roswell Park Comprehensive Cancer Center under the direction of Dr. Renuka Iyer. A total of seven patients with advanced or metastatic HCC were enrolled in the phase 1b portion of the study, which was designed to determine the recommended phase 2 dose and assess preliminary safety and efficacy of the tivozanib/durvalumab combination. The DEDUCTIVE trial progressed to phase 2 following the successful completion of the phase 1b portion of the trial, where 1.0 mg of tivozanib was administered for 21 days followed by seven days off treatment together with 1,500 mg of durvalumab every 28 days. The combination was well-tolerated, with no dose limiting toxicities. The combination demonstrated a 29% partial response (PR) rate and 71% disease control rate (PR + stable disease), which was similar to what was observed in the bevacizumab and atezolizumab combination trial in a similar disease setting. We anticipate completion of enrollment in the ongoing phase 2 portion of the study, which is expected to enroll up to an additional 30 subjects, in 2021. The primary outcome measure of the DEDUCTIVE trial is incidence of treatment emergent adverse events and the secondary outcome measures include ORR, PFS and OS. In January 2021, we presented preliminary results from the phase 1b portion of the DEDUCTIVE trial in a poster session at the 2021 American Society of Clinical Oncology Gastrointestinal, or ASCO GI, Cancers Symposium.

Twelve clinical trial sites have been initiated for the DEDUCTIVE trial. At certain sites enrollment has been suspended at times due to COVID-19 related restrictions. We cannot guarantee the future pace of enrollment. Further, certain trial functions, including trial monitoring, will continue to be conducted remotely where possible. We do not yet know whether remote management of these functions will prove to be sufficient.

We believe we have sufficient clinical supply of tivozanib manufactured to complete the DEDUCTIVE trial. The DEDUCTIVE trial also requires treatment with durvalumab, which is administered intravenously and supplied by AstraZeneca. Any interruptions in the supply or delivery of study drug for the trial would impact patient treatment. The extent and impact of any future disruptions on enrollment, patient treatment and trial management of our DEDUCTIVE trial due to the COVID-19 pandemic are uncertain and may change with the local and global fluctuations in the incidence of COVID-19.

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

Ficlatuzumab

Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that blocks cMET receptor, or cMET, signaling by binding HGF, the natural ligand of cMET, which is believed to trigger many activities that are involved in cancer development and metastasis. We have seen promising results for ficlatuzumab as a potential treatment of HNSCC, pancreatic cancer and AML in early clinical trials. The estimated number of annual new cases of head and neck cancer, pancreatic cancer and AML in the United States is 57,600, 53,260 and 19,940, respectively (American Cancer Society, Cancer Facts & Figures 2020). In September 2020, we made the decision to fund additional clinical manufacturing of ficlatuzumab to enable a potential registrational phase 3 clinical trial in HNSCC after final results from the open-label, randomized phase 2 study are available, as well as to enable additional potential development in pancreatic cancer and AML. In September 2020, we regained full global rights to ficlatuzumab, as a result of our former development partner Biodesix, Inc., or Biodesix, exercising its Opt-Out rights under the Biodesix Agreement, each as defined below. For more information, see “Part I, Item 1. Business – Strategic Partnerships – Ficlatuzumab” below.

Development in HNSCC. We and our previous partner, Biodesix, funded an investigator-sponsored phase 1 clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC. In June 2017, preliminary results from the phase 1 trial were presented at the 2017 ASCO Annual Meeting. The trial of ficlatuzumab in combination with the EGFR inhibitor cetuximab in patients with cetuximab-resistant, metastatic HNSCC demonstrated activity with an overall response rate of 17% (two partial responses out of twelve patients), a disease control rate of 67% and prolonged PFS and OS compared to historical controls of cetuximab alone. A randomized, phase 2, multicenter, investigator-initiated trial, or the Phase 2 HNSCC Trial, to confirm these findings was initiated in the fourth quarter of 2017. The Phase 2 HNSCC Trial is being conducted at seven academic centers under the direction of Julie E. Bauman, MD, MPH, Chief, Division of Hematology/Oncology at the University of Arizona Cancer Center. The trial was designed to enroll approximately 60 patients randomized to receive either ficlatuzumab alone or ficlatuzumab and cetuximab, and enrollment was completed in the fourth quarter of 2020. We expect to receive top line data from the Phase 2 HNSCC Trial in the middle of 2021, and we expect to announce a phase 3 clinical trial decision for ficlatuzumab in that timeframe. We have initiated manufacturing of the clinical supply for this potential phase 3 clinical trial.

Development in pancreatic cancer. We and our previous partner, Biodesix, funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer. The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab when combined with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. In January 2020, results from the phase 1b portion of the trial were presented at the 2020 ASCO GI Cancers Symposium. The trial, which was based on preclinical findings demonstrating a synergistic effect of the combination in a preclinical model of PDAC, was designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures include response rate and PFS. A total of 24 patients enrolled in the trial, which was conducted under the direction of Kimberly Perez, M.D. at the Dana-Farber Cancer Institute. The average number of 28-day treatment cycles received was 7.5 (range 1-15), with three patients remaining on active treatment at the end of the trial. The combination showed a 29% partial response rate and a 92% disease control rate (partial response and stable disease), which was promising relative to data observed for gemcitabine and nab-paclitaxel alone. Treatment with this regimen was associated with significant hypoalbuminemia and edema, and therefore a follow-up safety study is under consideration to evaluate ficlatuzumab in combination with an alternate cytotoxic regimen.

Development in AML. We and our previous partner, Biodesix, have also funded an investigator-sponsored phase 1b/2 clinical trial of ficlatuzumab in combination with cytarabine in AML, which we refer to as the CyFi-1 trial, which showed a favorable complete response rate in the 18 primary refractory AML patients enrolled in the trial and an acceptable tolerability profile. Based on the encouraging findings from the CyFi-1 trial, we designed a randomized phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial. However, in March 2020, we discontinued the CyFi-2 trial prior to the initiation of patient enrollment due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab. The expansion of the ficlatuzumab clinical program, beyond what we are currently committed to, will require additional manufacturing efforts and costs.

AV-380

AV-380 is a potent humanized IgG1 monoclonal antibody that targets GDF15, which is associated with cachexia and has been linked to immunosuppression in the tumor microenvironment. We are developing AV-380 for the potential treatment or prevention of cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. It is estimated that cachexia affects approximately 9 million individuals in North America, Europe and Japan (J Cachexia Sarcopenia Muscle 2010). Cachexia is associated with various cancers, and it is estimated that approximately 50% of all cancer patients suffer from cachexia and 30% of all cancer patients die due to cachexia (World J Gastrointest Oncol 2015; J Cachexia Sarcopenia Muscle 2010). We believe AV-380 has the potential to address a significant unmet need. Cachexia also affects patients with chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, anorexia nervosa, AIDS and other diseases.

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

In December 2020, the FDA accepted our IND filing for AV-380 for the potential treatment of cancer cachexia and, in the first quarter of 2021, we initiated a phase 1 clinical trial in healthy subjects.

AV-203

AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3). In March 2016, we entered into a collaboration and license agreement with CANbridge Life Sciences Ltd., or CANbridge, which we refer to as the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries outside of North America. In December 2017, CANbridge filed an IND application in China seeking regulatory authorization to initiate clinical trials of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma, or ESCC. In August 2018, the National Medical Products Administration, or NMPA (formerly the China Food and Drug Administration), approved this IND application but a clinical trial was never initiated.

In March 2021, CANbridge exercised its right to terminate for convenience the CANbridge Agreement. Under the terms of the CANbridge Agreement, we expect the transfer of the AV-203 program to be complete in September 2021 and, at that time, we will regain worldwide rights to the AV-203 program.

AV-353

AV-353 is a potent IgG1 monoclonal antibody that targets the Notch 3 pathway. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases, such as pulmonary arterial hypertension, and neurodegenerative conditions. AV-353 is being studied by collaborators at the Mayo Clinic in pre-clinical models of triple negative breast cancer.

Competition

The biotechnology and pharmaceutical industries are highly competitive. Our future success depends on our ability to maintain a competitive advantage with respect to our product candidates.

Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic areas as us. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals and commercialization capabilities, which may provide them with a competitive advantage.

We believe that our ability to compete will depend on our ability to execute on the following objectives:

•	design, develop and commercialize products that are superior to other products in the market in terms of, among other things, safety, efficacy and/or convenience;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status; and
•	collaborate with others in the design, development and commercialization of our products.

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

RCC. We believe the key competitors for FOTIVDA in relapsed or refractory RCC include the following FDA-approved treatments: Cabometyx (cabozantinib), marketed by Exelixis, Inc., or Exelixis; Afinitor (everolimus), marketed by Novartis International Pharmaceutical, Ltd., or Novartis; Inlyta (axitinib), marketed by Pfizer Inc., or Pfizer; Opdivo (nivolumab), marketed by BMS; Nexavar (sorafenib), marketed by Bayer Healthcare AG, or Bayer; Novartis’ Votrient (pazopanib); Pfizer’s Sutent (sunitinib); and Pfizer’s Torisel (temsirolimus), all as single-agent therapies; along with the combination of Lenvima (lenvatinib), marketed by Eisai Co., Ltd., or Eisai, and Novartis’ Afinitor (everolimus). Additionally, there are a number of therapies in development for relapsed or refractory RCC, including Merck & Co., Inc., or Merck’s, belzutifan as a single agent, the combination of Eisai’s Lenvima (lenvatinib) and Merck’s belzutifan and the combination of Roche Holding Ltd., or Roche’s, Tecentriq (atezolizumab) and Exelixis’ Cabometyx (cabozantinib).

HCC. We believe the key competitors for tivozanib in advanced HCC include the following FDA-approved treatments: Roche’s Tecentriq (atezolizumab) and Avastin (bevacizumab) in combination and BMS’s Yervoy (ipilimumab) and Opdivo (nivolumab) in combination; as well as Bayer’s Nexavar (sorafenib); Bayer’s Stivarga (regorafenib); Eisai’s Lenvima (lenatinib); Exelixis’ Cabometyx (cabozantinib); Cyramza (ramucirumab), marketed by Eli Lilly and Company, or Eli Lilly; BMS’s Opdivo (nivolumab); and Merck’s Keytruda (pembrolizumab), all as single agents. Additionally, there are a number of therapies in clinical development for advanced HCC and it is difficult to predict which will be the key competitors to tivozanib in this indication.

Ficlatuzumab

We believe the products that currently compete with ficlatuzumab are primarily those that are approved and in development that target the HGF/cMET pathway.

FDA-approved treatments or therapies in clinical development which target the HGF/cMET pathway, though not exclusively, include Pfizer’s PF-2341066 (Xalkori, crizotinib), Exelixis’ XL-184 (Cometriq/Cabometyx, cabozantinib), Mirati Therapeutics, Inc.’s glesatinib, Incyte Corporation, or Incyte’s, and Novartis’ INCB-028060, Amgen Inc., or Amgen’s, and BioPharma Global, or BioPharma’s, AMG-337, Eli Lilly’s merestinib (LY2801653), AstraZeneca’s and Hutchison MediPharma Limited’s savolitinib, Merck KGaA’s Tepmetko (tepotinib), AbbVie Inc.’s ABBV-299 and Betta Pharmaceuticals Co., Ltd.’s BPI-9016.

AV-380

In the United States, a significant unmet need exists for patients afflicted with cachexia, as Megace is the only approved agent for the treatment of cachexia. A number of agents with unique mechanisms of action are in various stages of clinical development in cachexia or muscle wasting. We believe the key competitors for our AV-380 program are other companies pursuing the GDF15 pathway for cachexia or as an anti-cancer therapeutic, including NGM Biopharmaceuticals Inc., Pfizer and CatalYm GmbH’s clinical GDF15 program focused on immunosuppression.

We believe the most direct competitors to our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. The clinical stage agents that are known to target ErbB3 receptors include Daiichi Sankyo, Inc.’s and Amgen Inc.’s patritumab (AMG-888), Elevation Oncology’s seribantumab, Merus N.V.’s MCLA-128, AstraZeneca’s sapitinib, Celldex Therapeutics Inc.’s CDX-3379, Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib and Roche’s duligotuzumab.

Currently, there are no ongoing clinical trials of Notch 3-specific inhibitors, nor any approved Notch 3-specific inhibitors in oncology; however, a number of agents for applications in oncology are being explored which target the Notch 3 receptor and may inhibit other Notch receptors.

Strategic Partnerships and Collaboration Agreements

We have established various strategic partnerships and collaboration agreements with leading pharmaceutical companies for our product candidates and programs in our portfolio. Under each of our strategic partnerships, we are entitled to receive or required to pay upfront, milestone payments and/or royalties.

For information on our collaboration agreements focused solely on the clinical development of FOTIVDA in combination with immune checkpoint inhibitors, see “Part I, Item 1. Business – Our Product Candidates — Tivozanib — Clinical Development of Tivozanib in RCC — RCC PD-1 Phase 1b/2 Combination Trial with OPDIVO® (TiNivo)”, “Part I, Item 1. Business – Our Product Candidates — Tivozanib — Clinical Development of Tivozanib in RCC — RCC PD-1 Phase 3 Combination Trial with OPDIVO® (TiNivo-2)”, “Part II, Item 9B. Other Information – Bristol- Myers Squibb Company Clinical Trial Collaboration and Supply Agreement” and “Part I, Item 1. Business – Our Product Candidates — Tivozanib — Clinical Development of Tivozanib in HCC — HCC PD-L1 Combination Trial with IMFINZI (DEDUCTIVE)”.

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

If we sublicense any of our rights to tivozanib to a third-party, as we have done with EUSA pursuant to the EUSA Agreement, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under our KKC Agreement relating to rights we retain. We are required to pay KKC a fixed 30% of amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

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

We are also required to pay tiered royalty payments on net sales we make of FOTIVDA in our North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing FOTIVDA sales. Our royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of FOTIVDA in that country, and end on the later of 12 years after the date of the first commercial sale of FOTIVDA in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country.

Pursuant to the amendment to the KKC Agreement, KKC is also required to make milestone payments to us of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In August 2020, KKC paid us a $2.8 million development milestone upon acceptance by the Pharmaceuticals and Medical Devices Agency of Japan of KKC’s IND for a non-oncology formulation of tivozanib. In September 2020, KKC initiated a phase 1 study of KHK4951, the reformulated tivozanib, in healthy volunteers and patients with Wet AMD. In addition, KKC is required to make tiered royalty payments to us on net sales of tivozanib in non-oncology indications in our territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in our territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of the first commercial sale of tivozanib in non-oncology indications in that country.

If KKC sublicenses any of its non-oncology rights to tivozanib to a third-party, KKC is required to pay us a percentage of amounts received from the respective sublicensees related to our territory, including upfront license fees, milestone payments and royalties, but excluding amounts received in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

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

EUSA made research and development reimbursement payments to us of $2.5 million upon the execution of the EUSA Agreement in 2015, and $4.0 million in September 2017 upon its receipt of marketing authorization from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the TiNivo trial. As a result of EUSA’s exercise of its opt-in right, it became an active participant in the ongoing conduct of the TiNivo trial and is able to utilize the resulting data from the TiNivo trial for regulatory and commercial purposes in its territories. EUSA made an additional research and development reimbursement payment to us of $2.0 million upon its exercise of its opt-in right. This payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial.

We are also eligible to receive a research and development reimbursement payment from EUSA of $20 million of our total TIVO-3 trial costs if EUSA chooses to opt-in to use the TIVO-3 dataset to seek an expanded RCC indication in the EU, or for other regulatory or commercialization purposes. The leadership of EUSA has informed us that it is interested in exercising its opt-in right with respect to our TIVO-3 data and seeking an expanded label under the EUSA Agreement, but has requested to more closely align the payment stream under which it would satisfy its $20 million reimbursement obligation with the occurrence of the incremental value creation for EUSA. We are currently in negotiations with EUSA regarding the structuring of this payment stream. We cannot be certain that we will arrive at mutually acceptable terms, or that EUSA will ultimately exercise the opt-in.

We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of countries in the EU5 and, to date, we have received payments upon reimbursement approval for RCC in the UK (February 2018), Germany (November 2018) and Spain (February 2019). We are also entitled to receive $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first two of which were obtained in New Zealand in July 2019 and South Africa in September 2020.

We are also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as up to $335.0 million upon EUSA’s achievement of certain sales thresholds. Upon commercialization, we are eligible to receive tiered double digit royalties on net sales, if any, of licensed products in its licensed territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA (tivozanib) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in additional non-EU5 countries.

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

Ficlatuzumab

Biodesix

In April 2014, we entered into a worldwide co-development and collaboration agreement, or the Biodesix Agreement, with Biodesix to develop and commercialize ficlatuzumab, our potent humanized IgG1 monoclonal antibody that targets HGF. In September 2020, we regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights (as defined below) under the Biodesix Agreement.

The Biodesix Agreement generally provided for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization. Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC, (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses), less approximately $2.5 million that Biodesix would be required to pay to us pursuant to the October 2016 amendment to the Biodesix Agreement and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat®. We and Biodesix also remain obligated to negotiate a commercialization agreement to delineate our respective rights and obligations in the event of any commercialization of VeriStrat® with ficlatuzumab. As a result of Biodesix’s decision to Opt-Out, we now have worldwide licensing rights and sole decision-making authority with respect to further development and commercialization of ficlatuzumab. The payment obligations between the parties under the Biodesix Agreement are in effect until completion of the Phase 2 HNSCC Trial.

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

In 2012, we paid St. Vincent’s an upfront license fee of $0.7 million. In August 2015, in connection with the execution of the license agreement with Novartis, or the Novartis Agreement, we amended and restated the St. Vincent’s Agreement and paid St. Vincent’s an additional upfront fee of $1.5 million. As of December 31, 2019, we are required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double digit percentage rate for milestone payments made after we grant any sublicense, depending on the sublicensed territory.

In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to us under the former Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that we owed to St. Vincent’s in March 2017. In December 2018, we entered into a new agreement with Novartis to further establish and clarify the terms on which the AV-380 program was to be returned to us, or the AV-380 Transfer Agreement. The $2.3 million payment we received from Novartis in January 2019 pursuant to the AV-380 Transfer Agreement was used to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. See “Part I, Item 1. Business – Our Product Candidates – AV-380” and Note 4 “Collaborations and License Agreements – Out-License Agreements – Novartis”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding details of the AV-380 Transfer Agreement.

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

AV-203

CANbridge

In March 2016, we entered into the CANbridge Agreement under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3), for the diagnosis, treatment and prevention of disease in all countries outside of North America.

Upon entry into the CANbridge Agreement, CANbridge paid us an upfront fee of $1.0 million in April 2016, net of foreign withholding taxes. CANbridge also reimbursed us for $1.0 million in certain AV-203 manufacturing costs that we previously incurred. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes, following CANbridge’s validation of the manufacturing process for real drug substance. In December 2017, CANbridge filed an IND application with the NMPA for a clinical study of AV-203 in ESCC. In August 2018, CANbridge obtained regulatory approval of its IND application from the NMPA for a clinical study of AV-203 in ESCC and, accordingly, we earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018.

A percentage of any milestone and royalty payments received by us under the CANbridge Agreement, or under future partnership agreements related to the AV-203 program, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone we earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

In March 2021, CANbridge exercised its right to terminate for convenience the CANbridge Agreement. Under the terms of the CANbridge Agreement, we expect the transfer of the AV-203 program to be complete in September 2021 and, at that time, we will regain worldwide rights to the AV-203 program.

Biogen Idec International GmbH

In March 2009, we entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies for the potential treatment and diagnosis of cancer and other diseases in humans outside of North America. In March 2014, we amended our agreement with Biogen, and regained worldwide rights to AV-203. Pursuant to the amendment, we were obligated to in good faith use reasonable efforts to seek a collaboration partner to fund further development and commercialization of ErbB3-targeted antibodies. We satisfied this obligation in March 2016 upon entering into the CANbridge Agreement. We are obligated to pay Biogen a percentage of milestone payments we receive under a partnership agreement related to the AV-203 program and single-digit royalty payments on net sales related to the sale of AV-203, up to a cumulative maximum amount of $50.0 million.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We expect to apply for patent term extensions on patents covering tivozanib and on any patents covering our product candidates that may obtain FDA approval in the future.

Tivozanib

With respect to tivozanib, we have exclusively licensed from KKC its patents that cover the molecule and its therapeutic use for the diagnosis, prevention and treatment of any and all oncologic diseases and conditions in humans and a crystal form of the molecule. As discussed in “—Strategic Partnerships—Tivozanib–Kyowa Kirin Co. (KKC)” above, pursuant to the amendment to the KKC Agreement in August 2019, KKC repurchased the non-oncology rights of tivozanib in our licensed territories, excluding the rights which are currently sublicensed to EUSA.

With respect to tivozanib, we have the following in-licensed patents:

•	U.S.: 2 granted patents with expirations ranging from 2022 to 2023
•	Europe: 2 granted patents with expirations ranging from 2022 to 2023
•	Canada: 1 granted patent expiring in 2022
•	Australia: 1 granted patent expiring in 2022

With respect to the U.S. patents, the first patent covers the tivozanib molecule and its therapeutic use and is expected to expire in 2022. The second patent covers a crystalline form of tivozanib that is the active pharmaceutical ingredient in our tivozanib product candidate and is expected to expire in 2023. In view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under the Hatch-Waxman Act. Although we plan to apply for patent term extensions on each patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April 2027, and if applied to the second patent, the term could be extended to November 2028.

With respect to the European patents, Supplementary Protection Certificates, or SPCs, have been granted for the European patent covering the tivozanib molecule in Belgium, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden, extending the term of the patents in each of these countries up to April 2027. SPC applications are pending in Denmark and Great Britain for the corresponding patents in those countries that cover the tivozanib molecule, which, if granted, could extend the term of the patent in each of those countries up to 2027. An SPC has been granted for the patent covering the crystalline form of tivozanib in Ireland extending the term of that patent to October 2028.

Additionally, we have filed an international (PCT) patent application directed to our clinical protocol for using tivozanib to treat refractory cancers, including, following therapy with checkpoint inhibitors. If nationalized, we expect that a patent granted on a patent application in this family would expire in 2039.

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

AV-380 Platform

With respect to our anti-GDF15 platform, including AV-380, we have exclusively licensed certain patent rights from St. Vincent’s, which include a granted U.S. patent directed to a method of increasing appetite and/or body weight upon administering an effective amount of an anti-GDF15 antibody, which is expected to expire in 2029.

With respect to the licensed patent rights, we have:

•	U.S.: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2025 to 2029
•	Europe: 2 granted patents expiring in 2025

•	Japan: 2 granted patents expiring in 2025
•	Canada: 1 granted patent expiring in 2025
•	Australia: 1 granted patent expiring in 2025

Additionally, we own three issued U.S. patents and a pending U.S. patent application covering our anti-GDF15 antibodies and methods of treating cachexia and inhibiting loss of muscle mass associated with cachexia using our anti-GDF15 antibodies. These patents and patent application, if granted, would be expected to expire in 2033.

We also have three pending U.S. patent applications directed to methods of treating or preventing congestive heart failure or chronic kidney disease using an anti-GDF15 antibody, and methods of treating a subject with cancer anorexia-cachexia syndrome with an anti-cancer agent and an anti-GDF15 antibody. These patent applications, if granted, would be expected to expire in 2035.

With respect to our anti-GDF15 platform, we have:

•	U.S.: 3 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Europe: 1 granted patent, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Japan: 2 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Canada: 2 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•	Australia: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2033 to 2035

AV-203 Platform

With respect to our anti-ErbB3 platform, including AV-203, we have five issued U.S. patents and one pending U.S. patent application covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies and methods of treatment using our anti-ErbB3 antibodies, which are expected to expire from 2031 to 2032. With respect to our anti-ErbB3 platform we have:

•	U.S.: 5 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Europe: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•	Japan: 3 granted patents with expirations ranging from 2031 to 2032
•	Canada: 1 granted patent expiring in 2031
•	Australia: 2 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032

AV-353 Platform

With respect to our AV-353 platform, we own two issued U.S. patents and two pending U.S. patent applications covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies and methods of treatment using the antibodies. The two issued U.S. patents and the two non-provisional U.S. patent applications, if granted, would be expected to have expirations ranging from 2033 to 2037.

With respect to our AV-353 platform, we have:

•	U.S.: 2 granted patents expiring in 2033, and 2 pending patent applications, if granted, with expirations ranging from 2033 to 2037
•	Europe: 1 granted patent expiring in 2033, and 1 pending patent application, if granted, expiring in 2037

Many pharmaceutical companies, biotechnology companies and academic institutions are competing with us in the field of oncology and filing patent applications potentially relevant to our business. With regard to ficlatuzumab, we are aware of one United States patent and its foreign counterparts that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. In the event that the owner of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in, order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Over the years, we have found it necessary or prudent to obtain licenses from third-party intellectual property holders. Where licenses are readily available at reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we may have used the results of freedom-to-operate studies to guide our research away from areas where we believed we were likely to encounter obstacles in the form of third-party intellectual property. For example, where a third-party holds relevant intellectual property and is a direct competitor, a license might not be available on commercially reasonable terms or available at all.

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

Trademarks

We seek trademark protection in the United States and other jurisdictions where available and when appropriate. We have filed applications and obtained registrations for several trademarks intended for use in the marketing of tivozanib, including the trademark FOTIVDA, which we have registered in the United States and over 20 other jurisdictions, and for which we have filed applications in additional countries. We own U.S. and EU registrations for a logo containing FOTIVDA in combination with a flame design. We own U.S. registrations for AVEO and AVEO (in stylized letters) trademarks that we use in connection with our business in general. We have also registered AVEO as a trademark in over 20 other jurisdictions.

Manufacturing

We or our partners currently contract with and rely on third parties for the manufacture of our product candidates and intend to do so in the future for both clinical and commercial needs. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Although we rely on third-party contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers. All manufacturing occurs at facilities that comply with FDA requirements and the requirements of regulatory agencies from the other jurisdictions where we have obtained approval.

One of our contract manufacturers has manufactured what we believe to be sufficient quantities of tivozanib drug product (capsules) to support our ongoing and planned clinical trials and commercial launch. A separate contract manufacturer, using our proprietary manufacturing process, has manufactured what we believe to be sufficient lots of drug substance. This drug substance may be used to manufacture tivozanib drug product (capsules) for any future clinical and commercial needs.

In preparation for the commercial launch of FOTIVDA in the United States, we engaged a separate contract manufacturer to bottle, package, label and serialize commercial supply of FOTIVDA on an as-needed basis. We rely on a separate third-party to distribute commercial supply of FOTIVDA in the United States.

We have engaged a separate third-party contract manufacturer to initiate clinical manufacture of ficlatuzumab to supply a potential phase 3 clinical trial in HNSCC, as well as to enable additional potential development in pancreatic cancer and AML. We currently have sufficient clinical trial supply for AV-380 to support our phase 1 clinical trial. The same contract manufacturer we engaged to initiate clinical manufacturing of ficlatuzumab will be manufacturing any future clinical supply needs for AV-380.

To date, third-party manufacturers have met the needs for manufacturing clinical trial supplies for all our pipeline products. There are alternate manufacturers with capability to supply for current clinical or potential future commercial needs. Contracting with additional contract manufacturers may require significant lead-times and result in additional costs.

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

Review and Approval of Drugs and Biologics in the United States

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and related regulations. Biological products are licensed for marketing under the Public Health Service Act, or PHSA, and subject to regulation under the FDCA and related regulations. An applicant seeking approval to market and distribute a new drug or biological product in the United States must typically secure the following:

•	completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;

•	submission to the FDA of an NDA for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;

•	review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
•

completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs,to assure the product’s identity, strength, quality and purity;

•	completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	payment of user fees and securing FDA approval of the NDA or BLA; and
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

The IND and IRB Processes

An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

•

Phase 2. Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored and conducted in a limited patient population.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the candidate products well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

The application is the vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

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

Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The scheduling and execution of such pre-approval inspections may be impacted or delayed due to the COVID-19 pandemic. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

Biosimilars

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

The Regulation was published on June 16, 2014 but has not yet become effective. In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.

As in the United States, parties conducting certain clinical trials must post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level

Marketing Authorization

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include:

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act, or the FCA, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments and transfers of value to other health care providers and health care entities, or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Moreover, since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. The Trump Administration also took executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On November 10, 2020, the U.S. Supreme Court heard oral argument in this case and is expected to issue a ruling sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Finally, there have been both federal and state actions designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, the Trump Administration finalized a rulemaking that allows states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). It remains to be seen whether these Executive Orders and actions will be modified or rescinded by the Biden Administration.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 49 employees, which increased to 94 as of the date of filing this Annual Report on Form 10-K. Of these employees, approximately half are members of our sales team. Our next largest functions after sales are our technical operations, medical affairs and commercial operations functions. The recent increase in our employee base is primarily related to the building out of our sales, marketing, patient access, medical affairs and product reimbursement teams in preparation for the commercial launch of FOTIVDA in the United States. None of our employees are represented by a labor union or are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

Our human capital is essential to fulfilling our commitment to deliver medicines that provide a better life for cancer patients. Our core corporate work values, which are integral to our culture and our recruitment and retention initiatives, include:

•	Respect: Trusting, Honest Communication, Collaborative, Considerate, Humility
•	Sense of Thoughtful Urgency: Realistic, Disciplined, Quality Driven, Diligent, Dynamic
•	Integrity: Ethical, Objective, Data Driven, Patient Focused
•	Goal Oriented: Strong Work Ethic, Individual Accountability, Courageous, Perseverance
•	Engaging Working Environment: Fun, Diverse, Sense of Community, Flexibility, Developmental

We are committed to creating a culture where our employees are valued. Our board of directors approves corporate goals on an annual basis, which aids in the development of annual individual employee goals. We invest in our human capital through formal and informal development training. We engage an independent compensation consultant to advise on our compensation packages and we believe we provide a comprehensive and competitive total rewards program, which includes perks to enhance employee engagement and well-being. We follow a management by objective format in establishing measurable and relevant goals that tie to the variable compensation components of our total rewards program.

We are committed to creating an environment of diversity and inclusion. We believe that diverse backgrounds and perspectives provide us with better ideas and collaboration across our organization. It is our policy to maintain a work environment free from discrimination based on race, color, religion, national origin, gender, gender identity, transgender status, sexual orientation, age, physical or mental disability, genetic information, veteran status or marital status.

Information about our Executive Officers

The following table lists the positions, names and ages of our executive officers as of March 15, 2021:

Executive Officers

Michael P. Bailey	55	Chief Executive Officer, President and Director
Michael J. Ferraresso	47	Chief Commercial Officer
Erick J. Lucera	53	Chief Financial Officer
Michael N. Needle	61	Chief Medical Officer

Michael P. Bailey was appointed President and Chief Executive Officer and a member of our board of directors in January 2015. Mr. Bailey joined our company in September 2010 as Chief Commercial Officer and was named Chief Business Officer in June 2013. Prior to joining our company, Mr. Bailey served as Senior Vice President, Business Development and Chief Commercial Officer at Synta Pharmaceuticals Corp., a biopharmaceutical company focused on research, development and commercialization of oncology medicines, from 2008 to September 2010. From 1999 to 2008, Mr. Bailey worked at ImClone Systems Incorporated, a biopharmaceutical company focused on the development and commercialization of treatments for cancer patients. During his nine-year tenure at ImClone, he was responsible for commercial aspects of the planning and launch of ERBITUX® (cetuximab) across multiple oncology indications, as well as new product planning for the ImClone development portfolio, which included CYRAMZA® (ramucirumab) and PORTRAZZA® (necitumumab). In addition, Mr. Bailey was a key member of the strategic leadership committees for ImClone and its North American and worldwide partnerships and led their commercial organization, most recently as Senior Vice President of Commercial Operations. Prior to his role at ImClone, Mr. Bailey managed the cardiovascular development portfolio at Genentech, Inc., a biotechnology company, from 1997 to 1999. Mr. Bailey started his career in the pharmaceutical industry as part of SmithKline Beecham’s Executive Marketing Development Program, where he held a variety of commercial roles from 1992 to 1997, including sales, strategic planning, and product management. Since July 2020, Mr. Bailey has served as a member of the board of directors and member of the audit and compensation committees of IMV Inc. Mr. Bailey received a B.S. in psychology from St. Lawrence University and an M.B.A. in international marketing from the Mendoza College of Business at University of Notre Dame.

Michael J. Ferraresso was appointed Chief Commercial Officer in March 2021. Mr. Ferraresso joined our company in December 2017 as Senior Vice President, Business Analytics and Commercial Operations. Prior to joining our company, Mr. Ferraresso served as Vice President, Commercial Operations at Verastem, Inc., a biopharmaceutical company, from January 2017 to November 2017. From August 2013 to January 2017, Mr. Ferraresso served as Vice President, Commercial at Infinity Pharmaceuticals, Inc., a biopharmaceutical company. Prior to his role at Infinity Pharmaceuticals, Inc., Mr. Ferraresso served in sales and commercial operations roles of increasing responsibility at several biotechnology and pharmaceutical companies, including at AMAG Pharmaceuticals, Inc., Critical Therapeutics, Inc., Praecis Inc., Ascent Pediatrics Inc. and Muro Pharmaceutical Inc. Mr. Ferraresso has extensive experience in commercial strategy including partnerships, development, pricing and field deployment models and has launched Oprapred™, Plenaxis™, Zyflo™ and Feraheme™. Mr. Ferraresso holds a B.A. in economics from Assumption College.

Erick J. Lucera was appointed Chief Financial Officer in January 2020. From August 2016 to December 2019, Mr. Lucera served as Chief Financial Officer of Valeritas Holdings, Inc., a commercial-stage medical technology company. From May 2015 to August 2016, Mr. Lucera served as the Chief Financial Officer, Treasurer and Secretary of Viventia Bio Inc., a biotechnology company focused on developing targeted protein therapeutics for the treatment of cancer. From December 2012 to April 2015, Mr. Lucera served as Vice President, Corporate Development at Aratana Therapeutics, Inc., a veterinary biopharmaceutical company. Mr. Lucera also previously served as Vice President, Corporate Development at Sunshine Heart, Inc., a medical device manufacturer, from March 2012 to December 2012. Prior to his role at Sunshine Heart, Mr. Lucera also served as Vice President, Healthcare Analyst at Eaton Vance Management, a global asset management company from 2008 to 2011 and held various positions at Intrepid Capital Partners, Independence Investment Associates, LLC and Price Waterhouse & Co. from 1990 to 2008. Since August 2017, Mr. Lucera has served as a member of the board of directors and chairman of the audit committee of Beyond Air, Inc. Mr. Lucera holds a C.P.H. from Harvard University, an M.S. in finance from Boston College, an MBA from Indiana University, Bloomington, and a B.S. in accounting from the University of Delaware. Mr. Lucera currently holds a CFA designation.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on October 19, 2001 as GenPath Pharmaceuticals, Inc. and changed our name to AVEO Pharmaceuticals, Inc. on March 1, 2005. Our principal executive offices are located at 30 Winter Street, Boston, Massachusetts, 02108. Our telephone number is (857) 400-0101. Our Internet website is located at www.aveooncology.com.

Available Information

We file reports and other information with the SEC as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at www.sec.gov.

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

We have posted copies of our Code of Business Conduct and Ethics and Corporate Governance Guidelines, as well as each of our committee charters, on the “Corporate Governance” sub-section of the “Investors” section of our website, which you can access free of charge. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in each of the sections entitled “Investors” and “Media,” as a source of information about us.

References to our website and information found on our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating expenses for the foreseeable future. It is uncertain if we will ever achieve or sustain profitability.

We have a history of incurring operating losses and as of December 31, 2020, we had an accumulated deficit of $621.2 million. To date, we have not commercialized any products nor generated any revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.

If we do not effectively manufacture, market and sell FOTIVDA in the United States and if we do not successfully develop, obtain and maintain regulatory approval for our existing and future pipeline of product candidates and any product candidate for which we may obtain marketing approval in the future, we may never generate sufficient revenues from product sales to support our cost structure in order to attain or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may require substantial additional funding to advance our pipeline of clinical stage assets, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our research, product development or commercialization efforts.

We may require substantial additional funding to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources.

We believe that our $61.8 million in cash and cash equivalents as of December 31, 2020, along with proceeds from the $20.0 million drawdown under the 2020 Loan Facility in March 2021 and from warrant exercises to date, together with anticipated partnership cost sharing reimbursements, royalties from EUSA’s FOTIVDA sales, product revenues upon the commercial launch of FOTIVDA in the United States and the potential additional $10.0 million in credit under the 2021 Loan Amendment as described below in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” would allow us to fund our planned operations into 2022.

Furthermore, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us;

•	the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any;
•	general economic, industry and market conditions; and
•	the impact of COVID-19 on our operations, business and prospects.

We may require substantial additional funding to advance our pipeline of clinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestones specified in the Loan Agreement that would allow us to access the remaining $10.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all, or we were to default under the Loan Agreement and Hercules accelerates the then remaining principal payments and fees due under the Loan Agreement, then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Failure to comply with the covenants or payment obligations under the Loan Agreement could result in an event of default, which could materially and adversely affect our business and our financial condition.

The Loan Agreement includes certain financial and operational covenants and provide for certain occurrences that constitute events of default. Certain of those covenants may be out of our control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that have a material adverse effect on our business, our insolvency or bankruptcy, or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition.

We have only recently transitioned from a development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Other than the marketing approvals for FOTIVDA received by our partner EUSA and the FDA marketing approval for FOTIVDA received in the United States in March 2021, all of our product candidates are in the development stage. We have not yet demonstrated our ability to manufacture a commercial scale medicine, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing our product candidates. In addition, as a newly commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to Development and Commercialization of Our Product Candidates

In the near term, we are substantially dependent on the success of FOTIVDA (tivozanib). If we are unable to successfully commercialize FOTIVDA or maintain marketing approval for FOTIVDA in its approved indication, or if we are unable to complete the clinical development of tivozanib and obtain marketing approval for tivozanib in other indications, either alone or with our collaborators, or if we experience significant delays in doing so, our business could be substantially harmed.

Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or, through EUSA, in those countries outside the United States where FOTIVDA is currently approved. We are also dependent on the success of tivozanib in clinical development and our ability to obtain marketing approval for tivozanib in one or more other indications.

The success of FOTIVDA (tivozanib) will depend on a number of factors, including the following:

•	our ability to secure the substantial additional capital required to complete clinical trials of tivozanib, including the DEDUCTIVE trial and the TiNivo-2 trial;
•	our ability to fund the activities necessary to successfully commercially launch FOTIVDA in the United States;
•	commercial acceptance by patients, the medical community and third-party payors;
•	successful design, enrollment and completion of clinical trials;
•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or any other comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities such as the FDA;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•

maintenance of existing or establishment of new supply arrangements with third-party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for tivozanib and finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with KKC;
•	protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with KKC;
•	a continued acceptable safety profile following any marketing approval; and
•	our ability to compete with other therapies.

Many of these factors are beyond our control. If we are unable to successfully commercialize FOTIVDA in the United States or to develop or receive marketing approval for tivozanib in other indications, on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.

FOTIVDA, or any one of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for FOTIVDA or any one of our product candidates may be smaller than our estimates.

We have never commercialized a product. Despite the recent FDA marketing approval of FOTIVDA in the United States, FOTIVDA, or any one of our product candidates that may be approved in the future by the appropriate regulatory authorities for marketing and sale, may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. There are already a number of therapies on the market competitive to tivozanib, as well as our other product candidates, in indications we intend to target.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. In light of the COVID-19 pandemic, we designed our strategic commercial approach for FOTIVDA to be flexible by building remote as well as in-person customer engagement capabilities in preparation for commercialization. However, it is uncertain whether obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact our commercialization efforts.

If FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the advantages of the product compared to competitive therapies;

•	the number of competitors approved for similar uses;
•	the relative promotional effort and success of us as compared with our competitors;
•	the prevalence and severity of any side effects;
•	how the product is positioned in physician treatment guidelines and pathways;
•	our ability to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including use restrictions, contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	the timing of market introduction of our approved products as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

In addition, the potential market opportunities for FOTIVDA and our product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidate could be smaller than our estimates of the potential market opportunities.

We depend heavily on the success of our product, FOTIVDA, and on our clinical stage assets, including tivozanib (in other indications), ficlatuzumab and AV-380. Preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.

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

Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:

•	we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;

•

it is possible that even if one or more of our product candidates has a beneficial effect, that effect (x) will not be detected during preclinical or clinical evaluation or (y) may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials;

•	we may fail to detect toxicity or intolerability of our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case;

•

adverse events or undesirable side effects caused by, or other unexpected properties of, any product candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;

•

if any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;

•	regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•

clinical trials of our product candidates may produce unfavorable or inconclusive results, including with respect to the safety, tolerability, efficacy or pharmacodynamic and pharmacokinetic profile of the product candidate;

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

•	our estimates of the patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;

•	the cost of planned clinical trials of our product candidates may be greater than we anticipate;

•

our third-party contractors or those of any collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;

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

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval; and

•

constraints on our, or any collaborators’, ability to conduct or complete clinical trials for our product candidates due to the COVID-19 pandemic, including slowdowns in patient enrollment, restrictions on patient monitoring at hospital clinical trial sites, closures of third-party facilities, and other disruptions to clinical trial activities.

Product development costs for us and our collaborators will increase if we experience delays in testing or pursuing marketing approvals, and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization. We do not know whether any trials will begin as planned, will need to be restructured or will be completed on schedule or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.

If we fail to develop and commercialize other product candidates, we may be unable to grow our business.

Although the continued development and commercialization of FOTIVDA (tivozanib) is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates. These other product candidates will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.

We may not obtain marketing approval for tivozanib in other indications or our other product candidates.

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

If the FDA or other comparable foreign regulatory agency does not accept or approve any future application to market and sell any of our product candidates, such regulators may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before they will reconsider our application. Depending on the extent of these or any other required trials or studies, approval of any application that we submit may be delayed by several years, or may require us or our collaborator to expend more resources than we or they have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA or other foreign regulatory agency to approve our applications for marketing and commercialization.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or our collaborators from commercializing tivozanib in other indications or our product candidates and generating revenues related thereto. If any of these outcomes occur, we would not be eligible for certain milestone and royalty revenue under our partnership agreements, our collaborators could terminate our partnership agreements and we may be forced to abandon our development efforts for our product candidates, any of which could significantly harm our business.

Results of early clinical trials may not be predictive of results of later clinical trials, and interim results of clinical trials may not be predictive of the final results or the success of clinical trials.

The outcome of early clinical trials, such as our DEDUCTIVE trial and our ficlatuzumab trials in HNSCC, pancreatic cancer and AML, may not be predictive of the success of later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete.

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, in June 2013, we suffered such a setback when the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib did not adversely affect OS. We then designed and initiated our TIVO-3 trial to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL, which took time and resources and delayed our efforts to obtain marketing approval for tivozanib in the United States.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the impact of the COVID-19 pandemic;
•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the availability of approved therapeutics for the relevant disease;
•	the proximity of patients to clinical sites;
•	the eligibility criteria for the trial;
•	the design of the clinical trial;
•	efforts to facilitate timely enrollment; and
•	competing clinical trials.

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

We are conducting, and intend in the future to conduct, one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;
•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•	foreign exchange rate fluctuations; and
•	diminished protection of intellectual property in some countries.

Even if a product candidate receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability or that of any collaborators to market the product, and could cause regulatory authorities to take certain regulatory actions.

It is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. For example, despite the recent FDA marketing approval of FOTIVDA in the United States, we, or others, may discover that FOTIVDA is less effective or tolerable than previously believed. If, we, or others, discover that a product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:

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

If the commercial launch of FOTIVDA for which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel.

To achieve commercial success for FOTIVDA, we have expended and anticipate that we will continue to expend significant resources to support our sales force, marketing, market access and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay our ability to focus on other priorities. If the commercial launch of FOTIVDA is not successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reposition our sales, marketing, market access and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.

Factors that may inhibit our efforts to commercialize FOTIVDA on our own include:

•	our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•	the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to persuade adequate numbers of physicians to use tivozanib;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive or integrated product offerings; and
•	unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

If our efforts to establish our own salesforce, marketing, market access and medical affairs teams and distribution capabilities are unsuccessful and instead we enter into arrangements with third parties to perform these services, our product revenues, gross margins and our profitability, if any, are likely to be lower than if we were to market, sell and distribute FOTIVDA ourselves. In addition, we may not be successful in entering into arrangements with third parties to market, sell and distribute FOTIVDA, or may be unable to do so on terms that are favorable to us. If we do not establish sales, marketing, distribution, training and support capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing FOTIVDA and achieving profitability, and our business would be harmed.

We face substantial competition from existing approved products. Our competitors may also discover, develop or commercialize new competing products before, or more successfully, than we do.

The biotechnology and pharmaceutical industries are highly competitive, and our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates. There are many companies focused on the development of small molecules and antibodies for cancer treatment. Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic area. See “Part I, Item 1. Business—Competition.”  Many of our competitors have greater financial, technical and human resources than we do. Further, mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in favor of our competitors. Additionally, many competitors have greater experience in product discovery and development, obtaining FDA and other regulatory approvals and commercialization capabilities, which may provide them with a competitive advantage.

We believe that our ability to compete will depend on our ability to execute on the following objectives:

•	design, develop and commercialize products that are superior to other products in the market in terms of, among other things, safety, efficacy, convenience or price;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status; and
•	collaborate with others in the design, development and commercialization of our products.

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

The competitive landscape and treatment regimens for RCC and HCC continue to rapidly evolve, particularly given the entrance of immune checkpoint inhibitor combination therapies and the entrance of immune checkpoint inhibitor and VEGFR TKI combination therapies into the RCC treatment landscape. The utilization of such regimens may affect sequencing of certain drugs and combinations across different lines of therapy. Additionally, there are several therapies in clinical development for RCC and HCC that may alter the competitive landscape for the treatment of these cancers. As such, it is difficult to predict how these changes will inform our perspective on the key competitors of tivozanib in RCC and HCC in the future.

For a description of the key competitors for tivozanib in relapsed or refractory RCC and in advanced HCC and the products that are considered competitive with ficlatuzumab and certain of our other product candidates, see “Part I, Item 1. Business – Competition”.

FOTIVDA, or any other product candidate that we or our collaborators are able to commercialize, may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for FOTIVDA, EUSA, is currently in the process of seeking reimbursement approval for FOTIVDA in many of the countries in which FOTIVDA has been approved. If coverage is not available, or reimbursement is limited, we, or any collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any collaborators, to successfully commercialize any of our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. These payors may not view our products, even if approved, as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our products to be marketed on a competitive basis. Cost-control initiatives could cause us or our collaborators to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our products, if any, decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, such as FOTIVDA, and coverage may be more limited for FOTIVDA than the indication for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, for example, according to the use of the product and the clinical setting in which it is used. Reimbursement rates may also be based on reimbursement levels already set for lower cost drugs or may be incorporated into existing payments for other services.

In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or third-parties, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain regulatory approval could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face a risk of product liability as a result of the commercialization of FOTIVDA and the clinical testing of our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•	decreased demand for FOTIVDA or our product candidates;
•	withdrawal of clinical trial participants;
•	delay or termination of our clinical trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	the inability to commercialize our product candidates;
•	injury to our reputation and negative media attention; and
•	a decline in our stock price.

Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Insurance coverage is becoming increasingly expensive. We will need to increase our insurance coverage for the commercialization of FOTIVDA and if we commercialize any other product that receives marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

Our internal computer systems or other company technology to collect and store information, or those of any third parties with which we contract, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Sensitive commercial and personal information also may be subject to security breaches in other contexts, related to personal devices or other technology or systems where this information can be collected, stored and used. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, we face other kinds of risks related to our commercial and personal information, including lost or stolen devices or other systems (including paper records) that collect and store our personal and commercial information.

System failures, accidents, cyber incidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our clinical and commercialization activities and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and our product research, development and commercialization efforts could be delayed. We may in certain instances be required to provide notification to individuals or others in connection with the loss of their personal or commercial information. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

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

Although we plan to continue to rely on these third parties to conduct our ongoing and any future clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including good clinical practices, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. The third parties on whom we rely generally may terminate their engagements with us at any time. If we are required to enter into alternative arrangements because of any such termination, the introduction of our product candidates to market could be delayed.

If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain, process and analyze is compromised for any reason or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may experience delays or may fail to meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates and our reputation could be harmed.

We rely on third-party manufacturers and third-party suppliers to produce and supply our preclinical and clinical product candidate supplies, and we intend to rely on third parties to produce commercial supplies of FOTIVDA, and any approved product candidates. Any failure by a third-party manufacturer or a third-party supplier to produce or provide supplies for us may delay or impair our ability to complete our clinical trials or commercialize our product candidates.

We have relied upon third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or to market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control, failure of the third-party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMPs. Any failure by our third-party manufacturers to comply with cGMP or failure to scale-up manufacturing processes as needed, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and commercial manufacturing. There are a small number of suppliers of raw and starting materials that we use to manufacture our product candidates. Such suppliers may not sell these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers.

Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial due to the COVID-19 pandemic, the need to replace a third-party supplier or other factors could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.

Because of the complex nature of many of our early stage compounds and product candidates, our manufacturers may not be able to manufacture such compounds and product candidates at a cost or quantity or in the timeframe necessary to develop and commercialize the related products. As our product development pipeline matures, we will have a greater need for commercial manufacturing capacity and we may be required to establish or access large-scale commercial manufacturing capabilities. In addition, we do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers.

We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain European countries and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue.

In December 2015, we entered into the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. We have limited contractual rights to force EUSA to invest significantly in commercialization of tivozanib in jurisdictions covered by the EUSA Agreement. In the event that EUSA fails to adequately commercialize tivozanib because it lacks adequate financial or other resources, decides to focus on other initiatives or otherwise, our ability to successfully commercialize tivozanib in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects. In addition, the EUSA Agreement may be terminated by either party upon prior written notice. If EUSA terminated the EUSA Agreement, we may not be able to secure an alternative distributor in the applicable territories on a timely basis or at all, in which case our ability to generate revenues from the sale of tivozanib, outside the United States would be materially harmed.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with other biotechnology or pharmaceutical companies to support the development and commercialization of our product candidates. In these partnerships, we would expect our strategic partner to provide capabilities in research, development, marketing and sales, in addition to funding.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it was evaluating alternative development plans for AV-203, which would delay the initiation of clinical trials of AV-203. Since then, in March 2021, CANbridge exercised its right to terminate the CANbridge Agreement for convenience. Under the terms of the CANbridge Agreement, we expect the transfer of the AV-203 program to be complete in September 2021, which will delay the initiation of clinical trials of AV-203 even further.

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

Much of the potential revenue from any of our strategic partnerships will likely consist of contingent payments, such as development milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our strategic partners’, ability to successfully develop, introduce, market and sell new drugs. In some cases, we are not involved in these processes, and we depend entirely on our strategic partners. Any of our strategic partners may fail to develop or effectively commercialize these drugs because it:

•

decides not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other product candidates may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	does not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization; or
•	cannot obtain the necessary regulatory approvals.

If one or more of our strategic partners fails to develop or effectively commercialize product candidates for any reason, we may not be able to replace the strategic partner with another partner to develop and commercialize a product candidate under the terms of the strategic partnership. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability, and could cause our stock price to decline.

Risks Related to Our Intellectual Property Rights

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

We cannot be certain that patents will be issued or granted with respect to applications that are currently pending, or that issued or granted patents will not later be found to be invalid and/or unenforceable. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. Consequently, patents may not issue from our pending patent applications. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. For example, we have filed a patent application directed to our clinical protocol for using tivozanib to treat refractory cancers, including, following therapy with checkpoint inhibitors. It is possible that we may not successfully obtain a granted patent based upon this patent application. The scope of patent protection that the USPTO will grant with respect to the antibodies in our antibody product pipeline is also uncertain. It is possible that the USPTO will not allow broad antibody claims that cover closely related antibodies as well as the specific antibody. Upon receipt of FDA approval, competitors would be free to market antibodies almost identical to ours, including biosimilar antibodies, thereby decreasing our market share.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by SPCs, in certain European countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which is scheduled to expire in 2022, and a second U.S. patent covering a crystalline form of tivozanib, which is scheduled to expire in 2023. In view of the length of time tivozanib has been under regulatory review at the FDA, a patent term extension of up to 5 years may be available. Although we plan to apply for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all.

In addition, SPCs have been granted for the patent covering the tivozanib molecule in Belgium, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain and Sweden, extending the term of the patents in each of these countries up to April 2027. An SPC has been granted for the patent covering the crystalline form of tivozanib in Ireland extending the term of that patent to October 2028. The remaining pending applications for SPCs on the patent covering the tivozanib molecule in Denmark and Great Britain may not be similarly granted, or may be granted for a shorter period than requested. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner. As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.

Issued patents covering one or more of our products could be found invalid or unenforceable if challenged in patent office proceedings, or in court.

If we or one of our strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. In addition, if we have a product approved by the FDA (for example, if the FDA approves our tivozanib product candidate), generic manufacturers could challenge the patents covering the approved product as part of the process of obtaining regulatory approval via an ANDA. (The process by which generic manufacturers may seek regulatory approval via an ANDA and challenge our patents is discussed above in the section entitled “Part I, Item 1. Business – Government Regulation and Product Approval—Generic Drugs.”) Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

Claims that our platform technologies, our products or the sale or use of our products infringe the patent rights of third parties could result in costly litigation or could require substantial time and money to resolve, even if litigation is avoided.

We cannot guarantee that our platform technologies, our products or the use of our products, do not infringe third-party patents. Third parties might allege that we are infringing their patent rights or that we have misappropriated their trade secrets. Such third parties might resort to litigation against us. The basis of such litigation could be existing patents or patents that issue in the future.

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

With regard to ficlatuzumab, we are aware of one United States patent and its foreign counterparts that contain broad claims related to anti-HGF antibodies having certain binding properties and their use. In the event that the owner of these patents were to bring an infringement action against us, we may have to argue that our product, its manufacture or use does not infringe a valid claim of the patent in question. Furthermore, if we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

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

If third parties successfully assert intellectual property rights against us, we might be barred from using aspects of our technology platform, or barred from developing and commercializing related products. Prohibitions against using specified technologies, or prohibitions against commercializing specified products, could be imposed by a court or by a settlement agreement between us and a plaintiff. In addition, if we are unsuccessful in defending against allegations of patent infringement or misappropriation of trade secrets, we may be forced to pay substantial damage awards to the plaintiff. There is inevitable uncertainty in any litigation, including intellectual property litigation. There can be no assurance that we would prevail in any intellectual property litigation, even if the case against us is weak or flawed. If litigation leads to an outcome unfavorable to us, we may be required to obtain a license from the patent owner in order to continue our research and development programs or our partnerships or to market our products. It is possible that the necessary license will not be available to us on commercially acceptable terms, or at all. This could limit our research and development activities, our ability to commercialize specified products, or both.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, in-license needed technology or enter into strategic partnerships that would help us bring our product candidates to market.

In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us or our strategic partners to loss of our proprietary position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all.

An intellectual property litigation could lead to unfavorable publicity that could harm our reputation and cause the market price of our common stock to decline.

During the course of any patent litigation, there could be public announcements of the results of hearings, rulings on motions and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs or intellectual property could be diminished. In such event, the market price of our common stock may decline.

Tivozanib and AV-380 are protected by patents exclusively licensed from other companies or institutions. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position would be harmed and our partnerships could be terminated.

Certain of our product candidates and out-licensing arrangements depend on patents and/or patent applications owned by other companies or institutions with which we have entered into intellectual property licenses. In particular, we hold exclusive licenses from KKC for tivozanib and from St. Vincent’s for therapeutic applications that benefit from inhibition or decreased expression or activity of MIC-1, which we refer to as GDF15 and which we use in our AV-380 program. We may enter into additional license agreements as part of the development of our business in the future. Our licensors may not successfully prosecute certain patent applications which we have licensed and on which our business depends or may prosecute them in a manner not in the best interests of our business. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement or may fail to defend against counterclaims of patent invalidity or unenforceability. In addition, in spite of our best efforts, a licensor could claim that we have materially breached a license agreement and terminate the license, thereby removing our or our licensees’ ability to obtain regulatory approval for and to market any product covered by such license. If these in-licenses are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, identical products. In addition, the partners to which we have sublicensed certain rights under these licenses, such as EUSA, would likely have grounds for terminating our partnerships if these licenses are terminated or the underlying patents are not maintained or enforced. This could have a material adverse effect on our results of operations, our competitive business position and our business prospects.

Confidentiality agreements with employees, consultants and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to patents, we rely on trade secrets, technical know-how and proprietary information concerning our business strategy in order to protect our competitive position. In the course of our research, development and business activities, we often rely on confidentiality agreements to protect our proprietary information. Such confidentiality agreements are used, for example, when we talk to potential strategic partners. In addition, each of our employees and consultants are required to sign a confidentiality agreement upon joining our company. We take steps to protect our proprietary information, and we seek to carefully draft our confidentiality agreements to protect our proprietary interests. Nevertheless, there can be no guarantee that an employee, consultant or an outside party will not make an unauthorized disclosure of our proprietary confidential information. This might happen intentionally or inadvertently. It is possible that a competitor will make use of such information, and that our competitive position will be compromised, in spite of any legal action we might take against persons making such unauthorized disclosures.

Trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants or outside scientific collaborators might intentionally or inadvertently disclose our trade secret information to competitors. Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States sometimes are less willing than U.S. courts to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Additionally, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities.

Intellectual property rights may not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds or antibodies that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	The term of patents that we own or have exclusively licensed may be insufficient to prevent competitors from introducing products that are competitive with our product candidates.
•	If the licenses we have that relate to our product candidates are terminated by the licensors, we may be prevented from commercializing our product candidates.
•	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	Our pending patent applications might not lead to issued patents.
•

Issued patents that we own or have exclusively licensed may not provide us with a competitive advantage; for example, our issued patents may not be broad enough to prevent the commercialization of products competitive with one or more of our product candidates, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological complexity and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, several events in the last decade have increased uncertainty with regard to our ability to obtain patents in the future and the value of patents once obtained. Among these, in September 2011, patent reform legislation passed by Congress was signed into law in the United States. The patent law introduced changes including a first-to-file system for determining which inventors may be entitled to receive patents, and post-grant challenges, such as inter-partes review and post-grant review proceedings that allow third parties to challenge newly issued patents. The burden of proof required for challenging a patent in these proceedings is lower than in district court litigation, and patents in the biopharmaceutical industry have been successfully challenged using these new post-grant challenges. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in specified circumstances or weakening the rights of patent owners in specified situations. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could further weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt our operations, including our ability to complete our ongoing clinical trials and may have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and has adversely impacted economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

We have enrolled and seek to enroll cancer patients in our ongoing clinical trials at sites located both in the United States and in Europe. The COVID-19 pandemic has delayed and may continue to delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, availability of hospital staff supporting the conduct of our clinical trials and the reluctance of patients enrolled in our clinical trials to visit clinical trial sites;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples and other supplies used in our clinical trials;
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites or the ability of employees at any of our CMOs or CROs to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations or, in the case of combination trials, our study collaborators, due to staffing shortages, production slowdowns or stoppages or disruptions in delivery systems; and

•

availability of future capacity at CMOs to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products.

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

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, our clinical trial patients who contract COVID-19 may have adverse health outcomes unrelated to their cancer that could impact the results of our clinical trials.

The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies, clinical trials and commercialization efforts as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, especially if additional clinical trials are required. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. It also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may delay or preclude our obtaining marketing approval or prevent or limit commercial use.

In addition, the FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In addition, a regulatory agency’s varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial.

In addition, disruptions at the FDA and other agencies due to COVID-19 may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

Accordingly, if we or our collaborators experience delays in obtaining approval or if we fail to obtain approval of our product candidates, or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad and may limit our ability to generate revenue from product sales.

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

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any future collaborators and could delay or prevent the introduction of our product candidates in certain countries.

In addition, if we or any future collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any future collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom withdrew from the EU, effective December 31, 2020. On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for any product candidates, which could significantly and materially harm our business.

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

We or our collaborators may seek orphan drug designations for other product candidates and may be unable to obtain such designations. Moreover, even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Our recently approved product, FOTIVDA, and any product candidate for which we or our collaborators obtain marketing approval are subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements.

Our recently approved product, FOTIVDA, and any product candidate for which we or our collaborators obtain marketing approval in the future will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. For example, FDA approval of FOTIVDA is subject to limitations on the indicated uses for which FOTIVDA may be marketed, specifically the treatment of adults with relapsed or refractory advanced RCC who have progressed following two or more systemic therapies. Accordingly, we expect to continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approval for FOTIVDA withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.

We and our collaborators must also comply with requirements concerning advertising and promotion for FOTIVDA or any of our product candidates for which we may obtain regulatory approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDCA and other statutes, including the FCA, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Our relationships with healthcare providers, physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of FOTIVDA and any product candidate for which we may obtain marketing approval in the future. Our arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute FOTIVDA and any products for which we may obtain marketing approval in the future. Restrictions under applicable federal and state healthcare laws and regulations include the federal Anti-Kickback Statute, FCA, Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act. There are also analogous state and foreign laws and regulations that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and may require manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results. We are implementing a corporate compliance program designed to ensure that we will market and sell FOTIVDA and any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell FOTIVDA or any product candidates for which we may obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we or any collaborators may receive for FOTIVDA or any product candidate for which we may obtain marketing approval in the future.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded that Executive Order and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine:

•	policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19;
•	demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements;
•	policies that undermine the Health Insurance Marketplace or other markets for health insurance;
•	policies that make it more difficult to enroll in Medicaid and the ACA; and
•	policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five Executive Orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these Executive Orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for FOTIVDA or our product candidates or additional pricing pressures.

Finally, outside the United States, in some nations, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of FOTIVDA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, with additional laws and amendments being passed on a regular basis. As one example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU and otherwise across the world. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Various laws, regulations and Executive Orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, marketing or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management personnel. We are highly dependent upon our senior management, as well as others on our management team. The loss of services of employees and, in particular, of a member of management could delay or prevent our ability to successfully commercialize FOTIVDA in the United States, to successfully maintain or enter into new licensing arrangements or collaborations, the successful development of our product candidates, the completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.

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

Our employees or consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee or consultant fraud or other misconduct. Misconduct by employees or consultants could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, marketing, sales and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee or consultant misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

In addition, during the course of our operations, our directors, executives, employees and consultants may have access to material nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an insider trading policy, we may not be able to prevent a director, executive, employee or consultant from trading in our common stock on the basis of, or while having access to, material nonpublic information. If a director, executive or employee was to be investigated, or an action was to be brought against a director, executive, employee or consultant for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

Risks Related to Ownership of Our Common Stock

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the Nasdaq Capital Market. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including a minimum market value of listed securities of $35.0 million, a minimum bid price of $1.00 per share for our common stock and other continued listing requirements.

In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or regain compliance with respect to any future deficiencies. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board, which generally has lower financial requirements for initial listing, to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements relating to our product, FOTIVDA, including as it relates to commercial launch, sales and any future regulatory matters;
•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our preclinical studies, clinical trials, commercial activities and other operations specifically;
•	the results of regulatory reviews and other regulatory correspondence relating to our product, product candidates or our clinical trials;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in revenue, expense or earnings estimates, development timelines or recommendations by securities analysts;
•

general economic and market conditions on our industry and market conditions, and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

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

Periods of volatility in the market for a company’s stock are often followed by litigation against the company. For example, following our failure to obtain FDA approval for tivozanib in 2013, we and certain of our former officers and directors were involved in several legal proceedings. Following our January 2019 announcement that the FDA did not recommend we file an NDA for tivozanib at that time, several lawsuits were filed against us, our directors, and certain of our current and former officers. See Part II, Item 1 of this Annual Report on Form 10-K under the heading “Legal Proceedings.” While the 2019 Class Action was dismissed, any litigation instituted against us in the future could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

We and our collaborators may not achieve development and commercialization goals in the estimated time frames that we publicly announce, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications, preparations for a commercial launch and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-380, AV-203 and AV-353. The actual timing of these events can vary significantly due to a number of factors, including those discussed in “Part I, Item 1A. Risk Factors.” As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned, that we will be successful in our commercial launch or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the level of net product revenues from the sales of FOTIVDA;
•	the level of expenses incurred to commercialize FOTIVDA;
•	the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;
•	the implementation of restructuring and cost-savings strategies;
•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the lawsuits described elsewhere in this Annual Report on Form 10-K under “Part II, Item 1. – Legal Proceedings”;

•	changes in our Loan Agreement, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;
•	non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

In addition, in March 2020, we decided to discontinue our CyFi-2 trial of ficlatuzumab due to the urgent shift in priorities among clinical trial sites towards efforts to combat the COVID-19 pandemic, which has impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial supply. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impact of COVID-19 is highly uncertain and cannot be predicted and there can be no assurance that the outbreak will not have a material adverse impact on our future operations. The extent of the impact, if any, will depend on future developments, including the extent of the pandemic and governmental actions taken to contain the COVID-19 pandemic.

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

Global credit and financial markets have been experiencing extreme volatility and disruptions in 2020 due to the COVID-19 pandemic and the government measures taken in response to the pandemic. We expect that rapid or extended periods of deterioration in credit and financial markets and confidence in economic conditions will continue. Our general business strategy may be adversely affected by external economic conditions and a volatile business environment or unpredictable and unstable market conditions. If the equity and credit markets are not favorable at any time we seek to raise capital, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive economically turbulent times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of December 31, 2020, we had approximately $61.8 million of cash, cash equivalents and marketable securities, consisting of cash on deposit with banks, a U.S. government money market fund and high-grade debt securities, including short-term commercial paper, corporate bonds and other U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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
•

perceived uncertainties as to the potential outcome of any proxy contest may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•

if individuals that have a specific agenda different from that of our management or other members of our board of directors are elected to our board of directors as a result of any proxy contest, such an election may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

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

If we are unable to successfully remediate any material weaknesses in our internal control, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

We do not expect to pay any cash dividends for the foreseeable future.

Our stockholders should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. In addition, the terms of the Loan Agreement preclude, and any future debt agreements may preclude us from, paying dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA, the FFCR Act and the CARES Act and other changes in tax laws on an investment in our common stock. Recent changes in tax law may adversely affect our business or financial condition.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal net operating loss carryforwards of $565.8 million, of which $502.6 million will, if not used, expire at various dates through 2037, and federal research and development tax credit carryforwards of $11.8 million, which will, if not used, expire at various dates through 2040. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards is subject to an annual limitation under Section 382. We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We currently sublease our corporate headquarters, which consist of approximately 10,158 square feet of office space located at 30 Winter Street, Boston, Massachusetts. Our sublease agreement continues through November 29, 2022. We believe that our existing facilities are sufficient for our current needs.

ITEM 3.	Legal Proceedings

As of the date of filing this Annual Report on Form 10-K, there are no outstanding legal proceedings against us or our current officers or directors.

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against us in 2019. This purported class action lawsuit, which we refer to as the 2019 Class Action, was filed against us and certain of our present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, on February 25, 2019, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT. On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as an additional defendant. The amended complaint purported to be brought on behalf of shareholders who purchased our common stock between May 4, 2017 through January 31, 2019. It generally alleged that we and our officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which we would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission and the risk of FDA approval. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, we filed a motion to dismiss the amended complaint. On July 24, 2020, the District Court granted our motion to dismiss. The time for appeal expired in August 2020 without appeal.

In connection with the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against us, certain of our present and former officers and our directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2, respectively. The complaints generally alleged breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein. On July 26, 2019, the court granted the parties’ joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. After the 2019 Class Action was dismissed and the time for appeal had expired, the parties’ filed a joint stipulation to voluntarily dismiss the derivative lawsuit without prejudice. On December 8, 2020, the court entered an order dismissing the derivative action.

For a discussion of certain prior legal proceedings against us that are no longer pending, including two class action lawsuits filed against us and certain of our former officers and directors in 2013 and a lawsuit filed against us and our former officers by the SEC in 2016, each alleging that we violated federal securities laws by misleading investors about our efforts to obtain FDA approval for tivozanib, see Note 13 – “Legal Proceedings”, in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “AVEO”.

Holders

As of March 5, 2021, there were approximately 24 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2020 and 2019 and the Statement of Operations Data for each of the three years in the period ended December 31, 2020 have been derived from our audited Consolidated Financial Statements for such years, included elsewhere in this Annual Report on Form 10-K. The Balance Sheet Data at December 31, 2018, 2017 and 2016, and the Statement of Operations Data for each of the two years in the period ended December 31, 2017 have been derived from the audited Consolidated Financial Statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
Statement of Operations data:	2020	2019	2018	2017	2016
	(in thousands, except per share data)

Revenue (1)	$6,019	$28,795	$5,409	$7,579	$2,515
Operating expenses:
Research and development	22,679	17,958	20,652	25,179	23,703
Selling, general and administrative	22,217	11,211	10,781	9,138	8,205
Settlement costs	—	—	(667)	2,073	—
Total operating expenses	44,896	29,169	30,766	36,390	31,908
Loss from operations	(38,877)	(374)	(25,357)	(28,811)	(29,393)
Interest expense, net	(1,605)	(1,815)	(2,191)	(2,373)	(1,949)
Change in fair value of PIPE Warrant liability	4,898	11,577	19,919	(33,740)	4,751
Other income (expense)	—	—	2,300	—	(195)
Net income (loss) before income taxes	(35,584)	9,388	(5,329)	(64,924)	(26,786)
Provision for income taxes	—	—	—	(101)	(101)
Net income (loss)	$(35,584)	$9,388	$(5,329)	$(65,025)	$(26,887)
Net income (loss) per share - basic	$(1.66)	$0.61	$(0.44)	$(6.14)	$(3.88)
Weighted average number of common shares outstanding (2)	21,402	15,331	12,059	10,593	6,926
Net income (loss) per share - diluted	$(1.66)	$0.61	$(1.93)	$(6.14)	$(3.88)
Weighted average number of common shares and dilutive common share equivalents outstanding (2)	21,402	15,376	13,073	10,593	6,926

	As of December 31,
Balance sheet data:	2020	2019	2018	2017	2016
	(in thousands)
Cash, cash equivalent, and marketable securities	$61,761	$47,745	$24,427	$33,525	$23,348
Working capital	48,563	29,482	9,818	18,059	15,966
Total assets	66,912	50,600	27,935	50,198	27,285
Loans payable, including current portion, net of discount	13,772	15,766	19,033	18,477	14,003
Accumulated deficit	(621,205)	(585,621)	(595,009)	(586,969)	(521,916)
Total stockholders' equity (deficit)	35,294	14,846	(27,227)	(40,763)	(1,923)

(1)

Partnership-related revenues in 2020, 2019 and 2018 were recognized in accordance with ASC 606, Revenue from Contracts with Customers, while prior periods were recognized in accordance with legacy GAAP.

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

Overview

We are an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. Our strategy is to focus our resources toward the development and commercialization of our product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies. With the approval of our first commercial product, FOTIVDA® (tivozanib), in the United States, we have transitioned from a clinical development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company.

On March 10, 2021, the U.S. Food and Drug Administration, or FDA, approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma, or RCC, following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI. The approval of FOTIVDA is based on our pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which we refer to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.

We are actively preparing for the commercial launch of FOTIVDA in the United States. Our U.S. sales force, sales training, marketing, market access and medical affairs teams as well as distribution capabilities are in place and we expect to have full promotional capabilities and FOTIVDA available to patients by March 31, 2021.

FOTIVDA is also approved and commercialized through our development partner EUSA Pharma (UK) Limited, or EUSA, in the United Kingdom, Germany, Spain and certain other countries in their territory, for the treatment of adult patients with advanced RCC who are VEGFR pathway inhibitor-naïve and are either untreated or who have failed prior therapy with interferon-alpha (IFN-a) or interleukin-2 (IL-2).

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we are studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma, or HCC, in phase 2 clinical trials and we recently announced our entry into a collaboration with Bristol Myers Squibb, or BMS, to conduct a phase 3 study of FOTIVDA in combination with OPDIVO® (nivolumab), BMS’s anti-PD-1 therapy, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure.

Our pipeline of product candidates includes ficlatuzumab, a potent humanized immunoglobulin G1, or IgG1, monoclonal antibody that targets hepatocyte growth factor, or HGF. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, pancreatic cancer and acute myeloid leukemia, or AML. We are currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC.

Our pipeline of product candidates also includes worldwide rights to AV-380, a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15, or GDF15. In December 2020, the FDA accepted our investigational new drug application, or IND, for AV-380 for the potential treatment of cancer cachexia, and we have initiated a phase 1 clinical trial in healthy subjects.

Our earlier-stage pipeline under development includes AV-203 and AV-353, both as potential oncology treatments. AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which we expect to regain worldwide rights in September 2021. AV-353 is a potent IgG1 monoclonal antibody that targets the Notch 3 pathway.

Commercial Launch

During 2020 and early 2021, in preparation for the commercial launch of FOTIVDA in the United States, we:

•	expanded our organization with approximately 65 field-based employees, which includes approximately 50 oncology sales professionals;

•

developed our commercial capabilities with implementation of systems and infrastructure to support our virtual and in person commercial sales organization, patient-focused programs and appropriate quality systems and compliance policies, systems and procedures; and

•	established our distribution network in order to be prepared to have full promotional capabilities and product available for sale by March 31, 2021.

Other Recent Events

On December 28, 2017, we entered into the Amended and Restated Loan and Security Agreement, or the 2017 Loan Agreement, with Hercules Capital, Inc. and certain of its affiliates, or Hercules. On August 7, 2020, we entered into the first amendment to the 2017 Loan Agreement with Hercules, or the 2020 Loan Amendment, to provide us with additional term loans in an aggregate principal amount of up to $35.0 million, or the 2020 Loan Facility, in four tranches to be used to repay in full the outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the commercial launch of FOTIVDA, subject to certain terms and conditions. On February 1, 2021, we entered into the second amendment to the 2017 Loan Agreement with Hercules, or the 2021 Loan Amendment, that increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. On March 11, 2021, we completed a second drawdown, in the amount of $20.0 million, under the 2020 Loan Facility that was made available in connection with the FDA approval of FOTIVDA on March 10, 2021.

Financial Overview

We do not have a history of generating operating profits and, as of December 31, 2020, we had an accumulated deficit of $621.2 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets.

We may require substantial additional funding to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” for a further discussion of our funding requirements.

Revenue

Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA (tivozanib).

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We are actively preparing for the commercial launch of FOTIVDA in the United States and we expect to make FOTIVDA available to patients by March 31, 2021. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships, and the payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we or our strategic partners fail to complete the development of our product candidates in a timely manner or to obtain or maintain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Research and development expenses are net of amounts reimbursed under our agreements with Biodesix and AstraZeneca for their respective shares of development costs incurred by us under our joint development plans with each respective partner.

We anticipate that research and development expenses will increase in 2021, principally related to increases for a full year of costs for the medical affairs function in support of the commercial launch of FOTIVDA, ficlatuzumab manufacturing of clinical supply for a potential phase 3 clinical trial in HNSCC and the conduct of the phase 1 clinical trial of AV-380 for the potential treatment of cancer cachexia. These increases will be partially offset by lower costs, principally related to the TIVO-3 trial as it nears completion and costs incurred in 2020 that will not be incurred in 2021 related to the submission of our tivozanib NDA in March 2020 and related FDA review support. The timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

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

As a result of the uncertainties associated with developing drugs, including those discussed above, we are unable to determine the exact duration and completion costs of current or future clinical stages of our product candidates, or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates for which we may obtain regulatory approval. Development timelines, probability of success and development costs vary widely. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success, if any, of each product candidate, as well as ongoing assessment of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future in order to fund the development of our preclinical and clinical product candidates.

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

We anticipate that selling, general and administrative expenses will continue to increase significantly through the commercial launch of FOTIVDA and will remain consistent at that level in the second half of 2021, principally related to the addition of our salesforce, and continued expansion of our marketing, market access and commercial capabilities and general and administrative support. Accordingly, the timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We generated tax losses for the years ended December 31, 2020, 2019, and 2018, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2020, 2019, and 2018.

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

Revenue Recognition

As of December 31, 2020, our revenues have been generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

Collaboration Arrangements Within the Scope of ASC 808, Collaborative Arrangements

We analyze our collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and are therefore within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

 For collaboration arrangements that are deemed to be within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606. Our policy is generally to recognize amounts received from collaborators in connection with joint operating activities that are within the scope of ASC 808 as a reduction in research and development expense.

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

The following table summarizes the total revenues earned in the years ended December 31, 2020, 2019 and 2018, respectively, by partner (in thousands). Refer to Note 4 “Collaborations and License Agreements” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding specific details of these collaboration and license arrangements.

	Years Ended December 31,
	2020	2019	2018
Strategic Partner:	($ in thousands)
KKC	$2,800	$25,000	$—
EUSA	3,219	3,795	3,409
CANbridge	—	—	2,000
Total revenues	$6,019	$28,795	$5,409

Accrued Expenses and Accrued Clinical Trial Costs and Contract Research Liabilities

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations, or CROs, in connection with our clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including CROs, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or overestimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our operations in the period such change becomes known.

Our arrangements with CROs in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2020, 2019 and 2018, we had arrangements with multiple CROs whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report on Form 10-K, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs.

Results of Operations

Comparison of Years Ended December 31, 2020, 2019 and 2018

Revenues

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
Strategic Partner:	($ in thousands)
KKC	$2,800	$25,000	$—	$(22,200)	(89)%	$25,000	100%
EUSA	3,219	3,795	3,409	(576)	(15)%	386	11%
CANbridge	—	—	2,000	—	—%	(2,000)	(100)%
Total revenues	$6,019	$28,795	$5,409	$(22,776)	(79)%	$23,386	432%

Our total revenues decreased by $22.8 million, or 79%, to $6.0 million in 2020 from $28.8 million in 2019, principally due to payments we earned pursuant to the amendment to the KKC Agreement for KKC’s repurchase of the non-oncology rights to tivozanib in our territory, including the $25.0 million upfront payment we earned in 2019 offset by a $2.8 million development milestone we earned in 2020, as well as a $0.6 million decrease related to revenues from EUSA.

On August 1, 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement, and KKC made a $25.0 million non-refundable upfront payment to us that we received in September 2019. In the third quarter of 2019, we recognized this $25.0 million upfront payment as revenue in accordance with ASC 606. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the acceptance of KKC’s IND for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. In the third quarter of 2020, we recognized this $2.8 million development milestone as revenue in accordance with ASC 606. Prior to the amendment to the KKC Agreement, KKC did not have any payment obligations to us for non-oncology rights to tivozanib in our territory. Refer to Note 4 “Collaborations and License Agreements – In-License Agreements – Kyowa Kirin Co. (KKC)”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the specific application of ASC 606 to our amendment to the KKC Agreement.
No milestone payments were earned under the CANbridge Agreement in 2020 or in 2019.

Revenues from EUSA decreased by $0.6 million, or 15%, in 2020 as compared to 2019. In February 2019, we earned a $2.0 million milestone payment under the EUSA Agreement for reimbursement approval for FOTIVDA (tivozanib) in the first-line treatment of RCC from the Ministry of Health, Consumer Affairs and Social Welfare in Spain. In accordance with ASC 606, we recognized $1.0 million in revenue in 2019 that was not recognized in 2020. No milestone payments were earned under the EUSA Agreement in 2020. The $1.0 million decrease in milestone revenue was partially offset by a $0.4 million increase in royalty revenue from sales of FOTIVDA to $1.2 million in 2020 from $0.8 million in 2019. Refer to Note 4 “Collaborations and License Agreements – Out-License Agreements – EUSA”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding the specific application of ASC 606 to our EUSA Agreement.

Our total revenues increased by $23.4 million, or 432%, to $28.8 million in 2019 from $5.4 million in 2018, principally due to the $25.0 million upfront payment we earned from KKC under the August 1, 2019 amendment to the KKC Agreement, pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement, partially offset by a $2.0 million development and regulatory milestone earned under the CANbridge Agreement in 2018 that was not earned in 2019.

Revenues from KKC were $25.0 million in 2019, as discussed above, and none in 2018. No revenues were earned from KKC in 2018 as KKC did not have any payment obligations to us for non-oncology rights to tivozanib in our territory prior to the August 1, 2019 amendment to the KKC Agreement.

Revenues from EUSA increased by $0.4 million, or 11%, in 2019 as compared to 2018. The $0.4 million increase in 2019 as compared to 2018 was principally due to the increase in royalty revenue from the sales of FOTIVDA to $0.9 million in 2019 from $0.5 million in 2018.

Revenues from CANbridge decreased by $2.0 million, or 100%, in 2019 as compared to 2018. In the third quarter of 2018, we earned a $2.0 million development and regulatory milestone under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC and recognized $2.0 million as revenue in accordance with ASC 606.

Research and Development Expenses

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Tivozanib	$17,435	$12,148	$18,249	$5,287	44%	$(6,101)	(33)%
AV-380	2,550	3,379	—	(829)	(25)%	3,379	100%
Ficlatuzumab	1,187	1,143	586	44	4%	557	95%
AV-203	—	—	670	—	—%	(670)	(100)%
Overhead	1,507	1,288	1,147	219	17%	141	12%
Total research and development expenses	$22,679	$17,958	$20,652	$4,721	26%	$(2,694)	(13)%

Our total research and development expenses increased by $4.7 million, or 26%, to $22.7 million in 2020 from $18.0 million in 2019, principally due to an increase of $5.3 million in tivozanib-related expenses, partially offset by a decrease of $0.8 million in AV-380 related expenses. Our total research and development expenses decreased by $2.7 million, or 13%, to $18.0 million in 2019 from $20.7 million in 2018, principally due to a decrease of $6.1 million in tivozanib-related expenses, partially offset by an increase of $3.4 million in AV-380 related expense.

Tivozanib expenses increased by $5.3 million, or 44%, in 2020 as compared to 2019. The $5.3 million increase was principally due to increases totaling $7.4 million, including: (i) $3.4 million related to the tivozanib NDA for RCC, including $0.5 million related to the completion of the NDA submission and ongoing support of the FDA’s review of the NDA and the $2.9 million application user fee pursuant to the PDUFA that was due upon the filing of the tivozanib NDA on March 31, 2020, (ii) $0.6 million related to the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca, and (iii) $3.4 million in commercial launch-readiness initiatives incurred in 2020 that were not incurred in 2019, including $1.7 million related to the conduct of certain post-commercial launch drug supply manufacturing, $1.3 million related to the buildout of our medical affairs function and $0.4 million related to other commercial-launch readiness initiatives.

These increases were partially offset by decreases totaling $2.3 million, principally including: (i) $1.8 million related to lower expenses in connection with the TIVO-3 and TiNivo trials that are nearing completion and (ii) $0.5 million related to fluctuations in the year-to-year sublicense fees due to KKC in connection with a milestone we earned under our EUSA Agreement in 2019 that was not earned in 2020.

Tivozanib expenses decreased by $6.1 million, or 33%, in 2019 as compared to 2018. The $6.1 million decrease in 2019 as compared to 2018 was principally due to decreases of $4.2 million related to lower expenses in connection with the TIVO-3 and TiNivo trials as a result of a lower number of patients on treatment, $1.1 million related to commercial drug manufacturing conducted in 2018 that was not incurred in 2019, $0.6 million related to fluctuations in the year-to-year sublicense fees due to KKC in connection with milestones we earned under our EUSA Agreement and $0.7 million related to fluctuations in the year-to-year conduct of NDA submission preparation. These decreases were partially offset by an increase of $0.4 million related to the commencement of the DEDUCTIVE trial in HCC in 2019, net of cost sharing with AstraZeneca.

AV-380 expenses were $2.6 million, $3.4 million and $0 in 2020, 2019 and 2018, respectively. The $0.8 million decrease in 2020 as compared to 2019 was principally due to the $2.3 million time-based milestone obligation due to St. Vincent’s Hospital Sydney Limited, or St. Vincent’s, under our license agreement with St. Vincent’s, in the first quarter of 2019 that was not incurred in 2020, partially offset by an increase of $1.5 million related to pre-clinical development costs incurred in 2020 that were not incurred in 2019. In 2019, we incurred a total of $3.4 million in expenses, including the $2.3 million time-based milestone obligation due to St. Vincent’s in January 2019 and $1.1 million of expenses related to the initiation of pre-clinical development following the return of the AV-380 program to us by Novartis International Pharmaceutical, Ltd., or Novartis. In 2018, we did not incur any AV-380 related expenses.

Ficlatuzumab expenses were flat in 2020 as compared to 2019. Ficlatuzumab expenses increased by $0.6 million, or 95%, in 2019 as compared to 2018 principally due to the commencement of the CyFi-2 trial in AML in November 2019, net of cost sharing with Biodesix. In March 2020, we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites towards efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the current ficlatuzumab clinical trial drug supply.

We did not incur any expenses related to AV-203 in 2020 or 2019. AV-203 expenses were $0.7 million in 2018 and comprised the $0.7 million sublicense fee due to Biogen in connection with the $2.0 million development and regulatory milestone we earned in the third quarter of 2018 under the CANbridge Agreement for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. No milestones were earned nor sublicense fees incurred under the CANbridge Agreement in 2020 or 2019.

We anticipate that research and development expenses will increase in 2021, principally related to increases for a full year of costs for the medical affairs function in support of the commercial launch of FOTIVDA, ficlatuzumab manufacturing of the clinical supply for a potential phase 3 clinical trial in HNSCC and the conduct of the phase 1 clinical trial of AV-380 for the potential treatment of cancer cachexia. These increases will be partially offset by lower costs, principally related to the TIVO-3 trial as it nears completion and costs incurred in 2020 that will not be incurred in 2021 related to the submission of our tivozanib NDA on March 31, 2020 and related FDA review support. The timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Selling, General and Administrative Expenses

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Selling, general and administrative	$22,217	$11,211	$10,781	$11,006	98%	$430	4%

Selling, general and administrative expenses increased by $11.0 million, or 98%, to $22.2 million in 2020 from $11.2 million in 2019. The $11.0 million increase was principally due to $11.2 million in total increases, including: (i) $8.5 million in commercial launch-readiness initiatives incurred in 2020 that were not incurred in 2019, including $3.1 million in compensation costs related to the growth in our commercial infrastructure and $5.4 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $2.3 million in other professional fees, and (iii) $0.4 million in other compensation-related costs. These increases were partially offset by $0.2 million in lower facility costs resulting from our corporate headquarters move in 2020 to 30 Winter Street in Boston, Massachusetts.

Selling, general and administrative expenses increased by $0.4 million, or 4%, to $11.2 million in 2019 from $10.8 million in 2018. The $0.4 million increase in 2019 as compared to 2018 was principally due to increases in compensation-related costs.

We anticipate that selling, general and administrative expenses will continue to increase significantly through the commercial launch of FOTIVDA and will remain consistent at that level in the second half of 2021, principally related to the addition of our salesforce, and continued expansion of our marketing, market access and commercial capabilities and general and administrative support. Accordingly, the timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Settlement Costs

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Settlement costs	$—	$—	$(667)	$—	—%	$667	(100)%

We did not incur any settlement costs in 2020 or 2019. Settlement costs were $(0.7) million in 2018. In December 2017, we entered into a binding memorandum of understanding related to a class action settlement that included the issuance of 200,000 warrants to purchase shares of our common stock, or the Settlement Warrants. The Settlement Warrants were revalued at each balance sheet date prior to their issuance on July 16, 2018. Refer to Note 3, “Significant Accounting Policies - Prior Class Action Settlement and Settlement Warrants” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of PIPE Warrant Liability

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Change in fair value of PIPE Warrant liability	$4,898	$11,577	$19,919	$(6,679)	(58)%	$(8,342)	(42)%

In May 2016, we issued PIPE Warrants, or the PIPE Warrants, in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In 2020, we recorded an approximate non-cash gain of $4.9 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a lower stock price of $5.77 on December 31, 2020 compared to the stock price of $6.20 on December 31, 2019, a decrease in our stock volatility rate and a shorter remaining term as the PIPE Warrants approach expiration in May 2021.

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

Other Income (Expense)

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Other income (expense)	$—	$—	2,300	$—	—%	$(2,300)	(100)%

In 2020 and 2019, we did not recognize any other income or other expense. Other income (expense) was $2.3 million in 2018. In 2018, we recognized other income for the one-time payment by Novartis to us of $2.3 million in connection with the return of the AV-380 program to us. In August 2015, in connection with our AV-380 program, we entered into a license agreement with Novartis that was subsequently terminated by Novartis effective August 28, 2018. In December 2018, we entered into an agreement with

Novartis to further establish and clarify the terms on which the AV-380 program was to be returned to us, or the AV-380 Transfer Agreement. Pursuant to the AV-380 Transfer Agreement, Novartis was obligated to make a one-time payment to us of $2.3 million. The $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. Refer to Note 4 “Collaborations and License Agreements – Novartis”, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Expense, net

	Years Ended December 31,			2020 / 2019 Comparison		2019 / 2018 Comparison
	2020	2019	2018	$	%	$	%
	($ in thousands)
Interest expense, net	$(1,605)	$(1,815)	$(2,191)	$210	(12)%	$376	(17)%

Interest expense, net decreased by $0.2 million, or 12%, in 2020 as compared to 2019. This decrease was principally due to the decrease in interest expense resulting from the paydown of principal under our 2017 Loan Agreement with Hercules and a lower interest rate that ranged from 9.45% to 9.65% in 2020 as compared to the interest rate that ranged from 9.70% to 10.2% in 2019. Principal payments to Hercules resumed during the period from August 1, 2019 through August 1, 2020.

In August 2020, we entered into the 2020 Loan Amendment with Hercules to provide us with the 2020 Loan Facility, an additional term loan in an aggregate principal amount of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the commercial launch of FOTIVDA, subject to certain terms and conditions. We received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, including approximately $9.7 million of which was used to retire the outstanding balance under the 2017 Loan Agreement and approximately $5.3 million of which is new loan funding. The 2020 Loan Amendment provides for an initial interest-only period effective for the period from September 1, 2020 through September 1, 2021. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2017 Loan Agreement, 2020 Loan Amendment and 2020 Loan Facility.

Interest expense, net decreased by $0.4 million, or 17%, in 2019 as compared to 2018 principally due to an increase in interest income from the investment of the higher balances of our cash equivalents and marketable securities.

We anticipate that interest expense, net will increase in 2021 due to the higher loan balance and interest-only period through September 1, 2021 pursuant to the 2020 Loan Amendment with Hercules, and lower investment income due to current market conditions.

Contractual Obligations and Commitments

Hercules Loan Facility

On August 7, 2020, we entered into the 2020 Loan Amendment with Hercules. The 2020 Loan Amendment provides us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the commercial launch of FOTIVDA, subject to certain terms and conditions. The 2020 Loan Facility includes (i) $15.0 million in initial funding upon execution of the 2020 Loan Amendment to retire the outstanding balance of approximately $9.7 million under the 2017 Loan Agreement and to provide approximately $5.3 million in new loan funding, and (ii) up to $20.0 million in additional loan funding following FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, within certain time frames and subject to certain terms and conditions.

On February 1, 2021, we entered into the 2021 Loan Amendment with Hercules. The 2021 Loan Amendment increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million upon FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, increasing the amount of Tranche Two funding for Performance Milestone I for FDA approval of FOTIVDA from $10.0 million to $20.0 million, thereby increasing the total amount of unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million following FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, within certain time frames and subject to certain terms and conditions. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Hercules Loan Facility” below, as well as Note 6, “—Hercules Loan Facility” of the Notes to our consolidated financial statements, each included elsewhere in this Annual Report on Form 10-K.

Collaborations and License Agreements

Under our license agreement with KKC, we are required to pay tiered royalty payments on net sales we make of FOTIVDA in our North American territory, which range from the low to mid-teens as a percentage of net sales. We are also required to pay KKC 30% of certain amounts we receive from sublicensees, including upfront license fees, milestone payments and royalties, other than amounts we receive in respect of research and development funding or equity investments, subject to certain limitations. Also, under our license agreement with St. Vincent’s, we are required to make certain milestone payments upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications. We are also obligated to pay Biogen a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million. In addition, we are obligated to pay Biodesix a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses), less approximately $2.5 million that Biodesix would be required to pay to us pursuant to the October 2016 amendment to the Biodesix Agreement. At this time, we cannot reasonably estimate when or if we may be required to make other additional payments to KKC, St. Vincent’s, Biogen or Biodesix. For example, we are required to make future milestone payments to St. Vincent’s, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication and second indication, and upon the achievement of specified development and regulatory milestones for the third indication, for licensed therapeutic products, some of which payments may be increased by a mid to high double digit percentage rate for milestone payments made after we grant any sublicense under the license agreement, depending on the sublicensed territory. For more information, see Note 6, “—Collaborations and License Agreements” of the Notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Winter Street Lease

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

Other Funding Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials. We have contracts with CROs for our TIVO-3, DEDUCTIVE and TiNivo trials, as well as our Phase 1 trial in AV-380. These contracts generally provide for termination on notice with no early termination fees. We have also entered into a contract with a third-party contract manufacturer for the manufacture of clinical drug supply for tivozanib and commercial drug supply for FOTIVDA in the United States, which includes minimum annual purchase requirements, in the approximate amount of $1.4 million for the next few years. In addition, we have entered into contracts with another contract manufacturer for the manufacture of clinical drug supply for ficlatuzumab and AV-380, for which we have manufacturing commitments in 2021, in the aggregate amount of approximately $10.3 million.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of December 31, 2020, we had cash and cash equivalents of approximately $61.8 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity. Currently, our funds are invested in a United States government money market fund. The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(37,983)	$(2,919)	$(25,026)
Net cash provided by (used in) investing activities	17,704	(17,917)	18,579
Net cash provided by financing activities	52,255	26,194	15,925
Net increase in cash and cash equivalents	$31,976	$5,358	$9,478

Our operating activities used cash of $38.0 million, $2.9 million and $25.0 million in 2020, 2019 and 2018, respectively. Cash used in operations was principally due to our net income (loss) adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $17.7 million and $18.6 million in 2020 and 2018, respectively, and used cash of $17.9 million in 2019, principally due to net changes in the maturities and purchases of marketable securities.

Our financing activities provided cash of $52.3 million, $26.2 million and $15.9 million in 2020, 2019 and 2018, respectively.

In 2020, we raised approximately $52.2 million in funding, including approximately $47.7 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020, approximately $5.1 million in new loan funding pursuant to the 2020 Loan Amendment with Hercules, net of transaction costs, and approximately $5.9 million in net proceeds from the sale of approximately 1.1 million shares of our common stock in November 2020 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, partially offset by approximately $6.5 million in total principal payments pursuant to a prior loan facility with Hercules from May 2010, or the 2010 Loan Agreement, during the period from January 2020 through August 2020.

In 2019, we raised approximately $30.3 million in net proceeds from the issuance of our common stock, including $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the SVB Leerink Sales Agreement in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019, offset in part by approximately $4.1 million in debt-related payments pursuant to our 2010 Loan Agreement, including approximately $3.8 million in total principal payments during the period from August 2019 through December 2019 and a $0.3 million end-of-term fee in December 2019.

In 2018, we raised approximately $16.4 million in net proceeds from the issuance of our common stock, including approximately $5.1 million in net proceeds from an underwritten public offering of approximately 0.3 million shares of our common stock in August 2018, $10.3 million in net proceeds from the sale of approximately 0.5 million shares of our common stock pursuant to the SVB Leerink Sales Agreement in the fourth quarter of 2018 and approximately $1.0 million from the exercise of PIPE Warrants and stock options, offset in part by a $0.5 million end-of-term debt payment in January 2018 pursuant to our 2010 Loan Agreement.

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

Hercules Loan Facility

On December 28, 2017, we entered into the 2017 Loan Agreement to refinance in full the 2010 Loan Agreement. The 2017 Loan Agreement provided for a term loan, or the 2017 Loan, subject to certain terms and conditions, in the aggregate principal amount of $20.0 million. The 2017 Loan: (i) was scheduled to mature on July 1, 2021, (ii) accrued interest at the greater of 9.45% and an amount equal to 9.45% plus the prime rate minus 4.75% (subject to a 15.0% cap), and (iii) had an interest-only period that began on the closing date of the 2017 Loan Agreement and ended on August 1, 2019, with equal installments of principal due thereafter until the maturity date.

On August 7, 2020, we entered into the 2020 Loan Amendment, to provide us, subject to certain terms and conditions, with additional term loans in an aggregate principal amount of up to $35.0 million, or the 2020 Loan Facility, to be used to repay in full the 2017 Loan and for general working capital purposes. The 2020 Loan Facility was made available to us in four tranches, the first of which, in the amount of $15.0 million, was made available to us immediately upon the closing of the 2020 Loan Amendment. We used the $15.0 million in proceeds of the first tranche as follows: approximately $9.7 million was used to repay the outstanding balance of the 2017 Loan in full, and approximately $5.3 million was used for general working capital purposes. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

The remaining $20.0 million of term loans available to us under the 2020 Loan Facility subject to, among other terms and conditions, the achievement of the following milestones: (i) Tranche Two in the amount of $10.0 million, would be available through June 30, 2021 upon achieving Performance Milestone I for FDA approval of FOTIVDA, (ii) the third tranche, or Tranche Three, in the amount of $5.0 million, would be available from July 1, 2021 through January 31, 2022 if we achieve $20.0 million in net product revenues from sales of FOTIVDA, following FDA approval, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche, or Tranche Four, in the amount of $5.0 million, would be available through June 30, 2022 if we achieve both Performance Milestone I and Performance Milestone II, and if Hercules consents to the advancement of Tranche Four.

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity of the loans from July 1, 2021 until September 1, 2023, which is extendable to September 1, 2024 upon our option if the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending September 30, 2021, which period may be extended through September 30, 2022 provided we achieved Performance Milestone I, and further extendable through March 31, 2023 if the Tranche Three funding has occurred, and (iii) revising the interest rate to the greater of 9.65% and an amount equal to 9.65% plus the prime rate minus 3.25% (subject to a 15% cap). Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of December 31, 2020 was 9.65%.

Pursuant to the terms of the Loan Agreement, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the Loan Agreement, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of (i) 6.95% of the aggregate amount of loan funding received under the Loan Agreement on the earlier of the maturity of the loans or the date on which we prepay the outstanding loan balance in full, and (ii) an approximate $0.8 million payment due on the earlier of July 1, 2021 or the date on which we prepay the outstanding loan balance in full.

The Loan Agreement includes (i) a financial covenant that we maintain minimum unrestricted cash positions of $10.0 million through the date the Second Tranche funding is received, $15.0 million through the date the Third Tranche funding is received and $10.0 million thereafter through the maturity of the Loan Agreement, and (ii) an operating covenant that we achieve greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a 6-month trailing period, as defined and measured on a monthly basis, commencing upon the earlier to occur of (x) the Third Tranche funding and (y) the month of April 2022. The Loan Agreement also includes various other affirmative and negative covenants, including covenants to deliver certain financial reports; to maintain insurance coverage; and to refrain from transferring assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and suffering a change in control, in each case subject to certain exceptions.

On February 1, 2021, we entered into the 2021 Loan Amendment. The 2021 Loan Amendment increased the aggregate principal amount of loans available under the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment also (i) increased Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, (ii) increased the amount of net product revenues from sales of FOTIVDA required for us to achieve Performance Milestone II from $20.0 million to $35.0 million, and changed the deadline for achieving Performance Milestone II from December 31, 2021 to April 1, 2022, and (iii) increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant during the period between receiving Tranche Two funding and Tranche Three funding from $10.0 million to $15.0 million.

On March 11, 2021, we completed the $20.0 million drawdown of Tranche Two funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone I upon FDA approval of FOTIVDA on March 10, 2021. The achievement of Performance Milestone I extended the interest-only period by twelve months from September 30, 2021 to September 30, 2022 and increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant during the period between receiving Tranche Two funding and Tranche Three funding from $10.0 million to $15.0 million.

Obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The Loan Agreement provides that certain events shall constitute a default by us, including failure by us to pay amounts under the Loan Agreement when due; breach or default in the performance of any covenant under the Loan Agreement by us, subject to certain cure periods; our insolvency and certain other bankruptcy proceedings involving us; our default of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon our business.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in current and long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2020, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the Loan Agreement.

Universal Shelf Registration Statement

On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of December 31, 2020, there was approximately $268.2 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

Public Offering – April 2019

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. As of December 31, 2020, Offering Warrants to purchase 2,500,000 shares of our common stock were outstanding, at an exercise price of $12.50 per share, with an expiration date of April 8, 2021.

In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds, and Offering Warrants exercisable for 2,252,609 shares of common stock were outstanding.

Sales Agreement with SVB Leerink

In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2017 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. In the fourth quarter of 2018, we sold approximately 0.5 million shares pursuant to the SVB Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, we sold approximately 1.3 million shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. In the fourth quarter of 2020, we sold approximately 1.1 million shares as a block pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $5.9 million, net of commissions. As of December 31, 2020, approximately $25.7 million was available for future issuance pursuant to the SVB Leerink Sales Agreement.

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

Private Placement / PIPE Warrants

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of December 31, 2020, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding, at an exercise price of $10.00 per share, with an expiration date of May 16, 2021.

Liquidity and Going Concern

We have devoted substantially all of our resources to our drug development efforts, comprised of research and development, manufacturing, conducting clinical trials for our product candidates, protecting our intellectual property and general and administrative functions relating to these operations. Our future success is dependent on our ability to commercialize FOTIVDA in the United States and develop our clinical stage assets and, ultimately, upon our ability to create shareholder value.

On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. Absent the realization of sufficient revenues from product sales to support our cost structure, we may never attain or sustain profitability. We may require substantial additional funding to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources.

During the year ended December 31, 2020, we received approximately $65.3 million in funding, including approximately $53.6 million in equity funding, approximately $5.1 million in new loan funding pursuant to the August 2020 Loan Amendment with Hercules, net of transaction costs, and approximately $6.6 million in partnership funding for cost sharing obligations, royalties from the sales of FOTIVDA by EUSA and a development milestone payment by KKC. The $53.6 million in equity finding included approximately $47.7 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and approximately $5.9 million in net proceeds from the sale of approximately 1.1 million shares of our common stock pursuant to the SVB Leerink Sales Agreement.

We believe that our $61.8 million in cash and cash equivalents as of December 31, 2020, along with proceeds from the $20.0 million drawdown under the 2020 Loan Facility in March 2021 and from warrant exercises to date, together with anticipated partnership cost sharing reimbursements, royalties from EUSA’s FOTIVDA sales, product revenues upon the commercial launch of FOTIVDA in the United States and the potential additional $10.0 million in credit under the Loan Agreement, as described above in “Liquidity and Capital Resources—Hercules Loan Facility”, would allow us to fund our planned operations into 2022.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us;
•	the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any;
•	general economic, industry and market conditions; and

•	the impact of COVID-19 on our operations, business and prospects.

We may require substantial additional funding to advance our pipeline of clinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all or if we were to default under the Loan Agreement, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of approximately $61.8 million, consisting of cash on deposit with banks and a U.S. government money market fund. We do not hold any of these instruments for trading or speculative purposes. Our funds are invested in accordance with investment guidelines as approved by our board of directors.

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

Our loans payable are subject to interest rate risk. As of December 31, 2020, our aggregate principal balance outstanding on our 2017 Loan Agreement as amended by the 2020 Loan Amendment was approximately $15 million. Per annum interest is payable on the principal balance of the loan each month it remains outstanding at the greater of 9.65% or an amount equal to 9.65% plus the prime rate minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15.0%. As of December 31, 2020, the interest rate was 9.65%. For every 1% increase in the prime rate over 3.25%, given the amount of debt outstanding under the 2017 Loan Agreement as amended by the 2020 Loan Amendment as of December 31, 2020, we would have an increase in future annual cash outflows of approximately $0.2 million over the next twelve-month period as a result of such 1% increase.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with CROs and investigational sites that are located around the world. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign currency exchange rate risk.

ITEM 8.	Financial Statements and Supplementary Data

AVEO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated” financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical Trial Costs and Contract Research
Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company records costs for clinical trial activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by contract research organizations, clinical study sites and other vendors. The Company’s accruals for clinical trial costs and contract research totaled $4.6 million at December 31, 2020.

Auditing the Company’s accrued clinical trial costs and contract research was especially challenging due to the significant judgment required to determine the nature and level of services that have been received, including determining the progress to completion of specific tasks and activities conducted under the Company’s clinical trials and contract research arrangements and the costs of those tasks that will be invoiced in the future by the contract research organizations, clinical study sites and other vendors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for recording accrued clinical trial costs and contract research.  For example, we tested controls over management’s review of the clinical trial and contract research expense calculations, the significant assumptions about the status of research and development services incurred, and the completeness and accuracy of the data used to calculate the estimates.

To test the accrued clinical trial costs and contract research, our procedures included, among others, testing the completeness and accuracy of the underlying data used in the estimates and evaluating significant assumptions, including, but not limited to, estimated costs per patient and project duration, that are used by management to estimate the recorded accruals. To assess the reasonableness of the significant assumptions, we corroborated the progress of the clinical trials and contract research with the

Company’s operations personnel and to information obtained by the Company directly from third parties (e.g., number of patients on treatment, imaging received) and to information in contracts related to patient treatment activities, including costs for those activities, and project duration. We examined subsequent invoicing received from such third parties, inspected the Company’s contracts with these third parties and any pending change orders and subsequent reporting received from the third-parties for evidence of the accuracy and completeness of the accruals at the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Boston, Massachusetts

March 16, 2021

AVEO PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$61,761	$29,785
Marketable securities	—	17,960
Accounts receivable	1,197	1,631
Clinical trial retainers	355	589
Other prepaid expenses and other current assets	2,195	635
Total current assets	65,508	50,600
Property and equipment, net	343	—
Operating lease right-of-use asset	903	—
Other assets	158	—
Total assets	$66,912	$50,600
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,380	$1,466
Accrued clinical trial costs and contract research	4,550	5,680
Other accrued liabilities	4,463	2,336
Operating lease liability	369	—
Loans payable, net of discount	1,056	9,569
Deferred revenue	1,974	1,974
Deferred research and development reimbursements	164	93
PIPE Warrant liability (Note 7)	199	—
Other liabilities (Note 6)	790	—
Total current liabilities	16,945	21,118
Loans payable, net of current portion and discount	12,716	6,197
Deferred revenue	578	2,552
PIPE Warrant liability (Note 7)	—	5,097
Operating lease liability, non-current	336	—
Other liabilities (Note 6)	1,043	790
Total liabilities	31,618	35,754
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at each of December 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value: 50,000 shares authorized at December 31, 2020 and December 31, 2019; 26,883 shares issued and outstanding at December 31, 2020 and 16,081 issued and outstanding at December 31, 2019	27	16
Additional paid-in capital	656,472	600,451
Accumulated deficit	(621,205)	(585,621)
Total stockholders’ equity	35,294	14,846
Total liabilities and stockholders’ equity	$66,912	$50,600

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Collaboration and licensing revenue	$4,774	$27,934	$4,947
Partnership royalties	1,245	861	462
	6,019	28,795	5,409
Operating expenses:
Research and development	22,679	17,958	20,652
Selling, general and administrative	22,217	11,211	10,781
Settlement costs	—	—	(667)
	44,896	29,169	30,766
Loss from operations	(38,877)	(374)	(25,357)
Other income (expense), net:
Interest expense, net	(1,605)	(1,815)	(2,191)
Change in fair value of PIPE Warrant liability	4,898	11,577	19,919
Other income	—	—	2,300
Other income (expense), net	3,293	9,762	20,028
Net income (loss) before provision for income taxes	(35,584)	9,388	(5,329)
Provision for income taxes	—	—	—
Net income (loss)	$(35,584)	$9,388	$(5,329)

Basic net income (loss) per share:
Net income (loss) per share	$(1.66)	$0.61	$(0.44)
Weighted average number of common shares outstanding	21,402	15,331	12,059

Diluted net income (loss) per share:
Net income (loss) per share	$(1.66)	$0.61	$(1.93)
Weighted average number of common shares outstanding and dilutive share equivalents outstanding	21,402	15,376	13,073

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(35,584)	$9,388	$(5,329)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(1)	5
Comprehensive income (loss)	$(35,584)	$9,387	$(5,324)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2017	11,833	$12	$546,198	$(4)	$(586,969)	$(40,763)
Adjustment related to adoption of new revenue recognition standard ASC 606	—	—	—	—	(2,711)	$(2,711)
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $0.6 million)	51	—	597	—	—	597
Issuance of common stock in a public offering, to related parties	199	—	4,500	—	—	4,500
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	470	1	10,329	—	—	10,330
Issuance of Settlement Warrants in connection with a class action settlement (Note 13)	—	—	1,406	—	—	1,406
Stock-based compensation expense related to equity-classified awards	—	—	2,546	—	—	2,546
Issuance of common stock in connection with warrant exercises	54	—	544	—	—	544
Reduction in PIPE Warrant liability in connection with warrant exercises	—	—	1,153	—	—	1,153
Exercise of stock options	40	—	478	—	—	478
Issuance of common stock under employee stock purchase plan	1	—	17	—	—	17
Change in unrealized gain (loss) on investments	—	—	—	5	—	5
Net loss	—	—	—	—	(5,329)	(5,329)
Balance at December 31, 2018	12,648	$13	$567,768	$1	$(595,009)	$(27,227)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.2 million)	1,739	2	17,765	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	435	—	5,000	—	—	5,000
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,251	1	7,511	—	—	7,512
Stock-based compensation expense related to equity-classified awards	—	—	2,358	—	—	2,358
Exercise of stock options	8	—	49	—	—	49
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net income	—	—	—	—	9,388	9,388
Balance at December 31, 2019	16,081	$16	$600,451	$—	$(585,621)	$14,846
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $3.4 million)	5,221	5	24,074	—	—	24,079
Issuance of common stock in a public offering, to related parties	4,504	5	23,639	—	—	23,644
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,070	1	5,916	—	—	5,917
Stock-based compensation expense related to equity-classified awards	—	—	2,355	—	—	2,355
Exercise of stock options	1	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	6	—	32	—	—	32
Net loss	—	—	—	—	(35,584)	(35,584)
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(35,584)	$9,388	$(5,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21	—	—
Stock-based compensation	2,355	2,358	2,546
Non-cash interest expense	469	567	556
Non-cash change in fair value of PIPE Warrant liability	(4,898)	(11,577)	(19,919)
Non-cash charge for settlement costs (Note 13)	—	—	(667)
Amortization of premium and discount on investments	(106)	(44)	3
Changes in operating assets and liabilities:
Accounts receivable	433	1,395	(2,624)
Insurance recovery (Note 13)	—	—	15,000
Prepaid expenses and other current assets	(1,326)	(742)	774
Operating lease right-of-use asset	(1,060)	—	—
Other noncurrent assets	—	—	15
Accounts payable	1,914	(2,033)	1,063
Accrued contract research	(1,130)	(574)	(2,067)
Other accrued liabilities	2,127	(362)	240
Operating lease liability	369	—	—
Settlement liability (Note 13)	—	—	(15,000)
Deferred revenue	(1,974)	(934)	1,052
Deferred research and development reimbursements	71	(361)	(669)
Operating lease liability, non-current	336	—	—
Net cash used in operating activities	(37,983)	(2,919)	(25,026)
Investing activities
Purchases of marketable securities	(36,133)	(17,917)	(6,733)
Proceeds from maturities and sales of marketable securities	54,200	—	25,312
Purchases of property and equipment	(363)
Net cash provided by (used in) investing activities	17,704	(17,917)	18,579
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	29,996	25,279	11,471
Proceeds from issuance of common stock and warrants to related parties	23,644	5,000	4,500
Proceeds from issuance of loan payable	5,329	—	—
Proceeds from issuance of stock for stock-based compensation arrangements	38	49	494
Payment on principal of loan payable	(6,497)	(3,834)	—
Payment of loan maturity fees	—	(300)	(540)
Payments of debt issuance costs	(255)	—	0
Net cash provided by financing activities	52,255	26,194	15,925
Net increase in cash and cash equivalents	31,976	5,358	9,478
Cash and cash equivalents at beginning of period	29,785	24,427	14,949
Cash and cash equivalents at end of period	$61,761	$29,785	$24,427
Supplemental cash flow information
Cash paid for interest	$1,337	$1,971	$1,986
Right-of-use asset obtained in exchange for operating lease liability	$1,225
Non-cash adjustment
Increase to deferred revenue due to adoption of ASC 606 - transition adjustment on January 1, 2018	$—	$—	2,711
Non-cash financing activity
Fair value of warrants issued in connection with a class action settlement (Note 13)	$—	$—	1,406

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. The Company’s strategy is to focus its resources toward the development and commercialization of its product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies. With the approval of its first commercial product, FOTIVDA® (tivozanib), in the United States, the Company has transitioned from a clinical development stage company to a commercial and clinical development stage biopharmaceutical company.

On March 10, 2021, the U.S. Food and Drug Administration (the “FDA”), approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma (“RCC”) following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor (“VEGFR”) tyrosine kinase inhibitor (“TKI”). The approval of FOTIVDA is based on the Company’s pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies (the “TIVO-3 trial”). The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.

The Company is actively preparing for the commercial launch of FOTIVDA in the United States. The Company’s U.S. sales force, sales training, marketing, market access and medical affairs teams as well as distribution capabilities are in place and the Company expects to have full promotional capabilities and FOTIVDA available to patients by March 31, 2021.

FOTIVDA is also approved and commercialized through the Company’s development partner EUSA Pharma (UK) Limited (“EUSA”) in the United Kingdom, Germany, Spain and certain other countries in their territory, for the treatment of adult patients with advanced RCC who are VEGFR pathway inhibitor-naïve and are either untreated or who have failed prior therapy with interferon-alpha (IFN-a) or interleukin-2 (IL-2).

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company is studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma (“HCC”) in phase 2 clinical trials. The Company recently announced its entry into a collaboration with Bristol Myers Squibb (“BMS”) to conduct a phase 3 study of FOTIVDA in combination with OPDIVO® (nivolumab), BMS’s anti-PD-1 therapy, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure.

The Company’s pipeline of product candidates includes ficlatuzumab, a potent humanized immunoglobulin G1, or IgG1, monoclonal antibody that targets hepatocyte growth factor (“HGF”). The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”), pancreatic cancer and acute myeloid leukemia (“AML”). The Company is currently conducting a randomized phase 2 confirmatory study of ficlatuzumab for the potential treatment of HNSCC.

The Company’s pipeline of product candidates also includes worldwide rights to AV-380, a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15 (“GDF15”). In December 2020, the FDA accepted the Company’s investigational new drug application (“IND”) for AV-380 for the potential treatment of cancer cachexia, and the Company has initiated a phase 1 clinical trial in healthy subjects.

The Company’s earlier-stage pipeline includes AV-203 and AV-353, both as potential oncology treatments. AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which the Company expects to regain worldwide rights in September 2021. AV-353 is the Company’s a potent IgG1 monoclonal antibody that targets the Notch 3 pathway.

The Company is subject to a number of risks, including the need for substantial additional capital to continue its development programs and to fulfill its planned operating goals. In particular, the Company’s currently planned operating and capital requirements include the need for substantial working capital to support the development and commercialization activities for its lead product, FOTIVDA.

As used throughout these consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2020, the Company has financed its operations primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations.

The future success of the Company is dependent on its ability to commercialize FOTIVDA in the United States and to develop its clinical stage assets and, ultimately, upon the Company’s ability to create shareholder value. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. The Company’s future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and its ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of the Company’s long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which the Company operates. Absent the realization of sufficient revenues from product sales to support the Company’s cost structure, the Company may never attain or sustain profitability.

The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $621.2 million as of December 31, 2020. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical stage assets. The Company may require substantial additional funding to advance its pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources.

As of March 16, 2021, the date of issuance of these consolidated financial statements, the Company expects that its cash and cash equivalents of $61.8 million as of December 31, 2020, along with proceeds from the $20.0 million drawdown under the 2020 Loan Facility with Hercules Capital, Inc. and certain of its affiliates (collectively “Hercules”) in March 2021 and from warrant exercises to date, and product revenues upon the commercial launch of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Annual Report on Form 10-K.

Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities would be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product and product candidates.

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

(3) Significant Accounting Policies

Revenue Recognition

As of December 31, 2020, the Company’s revenues have been generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

The following table summarizes the total revenues earned in the years ended December 31, 2020, 2019 and 2018, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Years Ended December 31,
	2020	2019	2018
Strategic Partner:	($ in thousands)
KKC	$2,800	$25,000	$—
EUSA	3,219	3,795	3,409
CANbridge	—	—	2,000
Total revenues	$6,019	$28,795	$5,409

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

As of the date of initial application of ASU 2016-02, the Company’s lease arrangement for its former corporate headquarters at One Broadway, Cambridge, Massachusetts was cancellable within 30 days’ notice to its landlord and excluded any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. The Company recognized short-term operating lease expense in its Consolidated Statements of Operations of approximately $0.5 million, $1.0 million and $0.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company is accounting for the Winter Street Sublease under ASC 842 using its initial 2.7-year term through November 30, 2022. In applying ASC 842, the Company classified the Winter Street Sublease as an operating lease and recorded a right-of-use asset of approximately $1.2 million and a lease liability of approximately $1.0 million upon the effective lease commencement date. In calculating the lease liability, the Company used the present value of all future lease payments using an incremental borrowing rate of 7.58%. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease. In the year ended December 31, 2020, the Company recognized $0.4 million in rent expense.

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

As of December 31, 2020, future minimum lease payments under the Company’s Winter Street Sublease are as follows (amounts in thousands):

Year Ending December 31:
2021	385
2022	328
Total lease payments	713
Less imputed interest	(8)
Total operating lease liabilities	$705

Short-term arrangements

As of the date of initial application of ASU 2016-02, the Company’s lease arrangement for its former corporate headquarters at One Broadway, Cambridge, Massachusetts was cancellable within 30 days’ notice to its landlord and excluded any extension incentives or disincentives to renew for an extended period of time. In addition, the Company has drug storage arrangements with multiple storage providers that are cancellable at any time without penalty to the Company. The Company recognized short-term operating lease expense in its Consolidated Statements of Operations of approximately $0.5 million, $1.0 million and $0.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of December 31, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded a non-cash gain of approximately $4.9 million in the year ended December 31, 2020 in its Statement of Operations principally attributable to the decreases in the fair value of the warrant liability that resulted from lower stock prices as of December 31, 2020 relative to prior periods, a decrease in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approach their expiration in May 2021. The Company recorded non-cash gains of approximately $11.6 million and $19.9 million in the years ended December 31, 2019 and 2018, respectively, in its Statement of Operations principally attributable to the decreases in the fair value of the warrant liability that resulted from lower stock prices as of December 31, 2019 and 2018, relative to prior periods. The Company recorded a reduction in the warrant liability attributable to warrant exercises, with a corresponding increase to additional paid-in capital, of $0 in each of the years ended December 31, 2020 and 2019, respectively, and approximately $1.2 million in the year ended December 31, 2018.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

Fair value at December 31, 2017	$37,746
Decrease in fair value	(19,919)
Reduction in warrant liability for PIPE Warrant exercises	(1,153)
Fair value at December 31, 2018	$16,674
Decrease in fair value	(11,577)
Fair value at December 31, 2019	$5,097
Decrease in fair value	(4,898)
Fair value at December 31, 2020	$199

The key assumptions used to value the PIPE Warrants were as follows:

	Original Issuance	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Expected price volatility	76.25%	84.86%	82.64%	133.07%	56.79%
Expected term (in years)	5.00	3.50	2.50	1.50	0.50
Risk-free interest rates	1.22%	2.09%	2.47%	1.59%	0.09%
Stock price	$8.90	$27.90	$16.00	$6.20	$5.77
Dividend yield	—	—	—	—	—

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

Refer to Note 13, “Legal Proceedings” for further discussion of the 2013 Class Action settlement.

The estimated fair value of the Settlement Warrants was determined using the Black-Scholes pricing model. The estimated fair value of the Settlement Warrants was subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of operating expenses until the Settlement Warrants were issued. The fair value of the Settlement Warrants on June 30, 2018 was determined based on the estimated fair value of the Settlement Warrants at the time of issuance. The Company recorded a non-cash gain of approximately $0.7 million in the year ended December 31, 2018 in its Statement of Operations attributable to the decrease in the fair value of the Settlement Warrants that principally resulted from a lower volatility rate relative to prior periods.

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

The Company’s cash is deposited in highly-rated financial institutions in the United States. The Company invests in United States government money market funds, high-grade, short-term commercial paper, corporate bonds and other United States government agency securities, which management believes are subject to minimal credit and market risk. The carrying values of the Company’s cash and cash equivalents approximate fair value due to their short-term maturities.

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

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2020 and December 31, 2019:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
Cash and cash equivalents:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761

December 31, 2019
Cash and cash equivalents:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	4,507	—	—	4,507
Total cash and cash equivalents	29,785	—	—	29,785

Marketable securities:
Corporate debt securities due within 1 year	$17,960	$—	$—	$17,960
Total marketable securities	17,960	—	—	17,960
Total cash, cash equivalents and marketable securities	$47,745	$—	$—	$47,745

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

As of December 31, 2020, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund. During the year ended December 31, 2020, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of December 31, 2020, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at December 31, 2020 and December 31, 2019 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the loan issuance costs and the deferred financing charge.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$199	$199

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets carried at fair value:
Cash and money market funds	$25,278	$—	$—	$25,278
Corporate debt securities	—	4,507	—	4,507
Total cash and cash equivalents	$25,278	$4,507	$—	$29,785
Marketable securities:
Corporate debt securities due within 1 year	$—	$17,960	$—	$17,960
Total marketable securities	$—	$17,960	$—	$17,960
Total cash, cash equivalents and marketable securities	$25,278	$22,467	$—	$47,745
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$5,097	$5,097

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

For the year ended December 31, 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of common stock issuable upon the exercise of warrants and stock options would be anti-dilutive under the treasury stock method. In the year ended December 31, 2020, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants. Refer to Note 7, “Common Stock—Private Placement – May 2016, - Public Offering – April 2019 and - Settlement Warrants” for further discussion of these warrants.

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

For the year ended December 31, 2018, diluted net income per share (i) includes common equivalent shares issuable upon the exercise of the PIPE Warrants, as determined using the treasury stock method, as the average market prices of the Company’s common stock during the respective period exceeded the exercise price of $10.00 per share for the PIPE Warrants, and (ii) excludes the incremental common shares issuable upon the exercise of the Settlement Warrants (as defined in Note 7, “– Common Stock – Settlement Warrants” below) and stock options as their effect would be anti-dilutive. In the year ended December 31, 2018, the average market prices of the Company’s common stock were below the exercise price of $30.00 per share for Settlement Warrants.

The following tables summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic net income (loss) attributable to Aveo common stockholders	$(35,584)	$9,388	$(5,329)
Less: non-cash gains attributable to the change in fair value of the PIPE Warrant liability	—	—	(19,919)
Diluted net income (loss) attributable to Aveo common stockholders	$(35,584)	$9,388	$(25,248)

Weighted-average shares of common stock outstanding	21,402	15,331	12,059

Dilutive securities:
Incremental common shares issuable upon the exercise of the PIPE Warrants	—	—	1,014
Incremental common shares issuable upon the exercise of dilutive stock options	—	45	—
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	21,402	15,376	13,073
Basic net income (loss) per share	$(1.66)	$0.61	$(0.44)
Diluted net income (loss) per share	$(1.66)	$0.61	$(1.93)

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as their inclusion would be anti-dilutive for the years ended December 31, 2020, 2019 and 2018, respectively:

	Years Ended December 31,
	2020	2019	2018
Stock options outstanding	1,796,690	1,168,250	958,334
Offering Warrants Outstanding	2,500,000	2,500,000	—
PIPE Warrants outstanding	1,683,933	1,683,933	—
Settlement Warrants outstanding	—	—	200,000
Total	5,980,623	5,352,183	1,158,334

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

Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to value its stock option awards without market conditions, which requires the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. The Company calculates volatility using its historical stock price data. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the United States Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

The fair value of equity-classified awards to employees and directors are measured at fair value on the date the awards are granted. During the years ended December 31, 2020, 2019 and 2018, the Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$499	$662	$774
Selling, general and administrative	1,856	1,696	1,772
Total stock-based compensation expense	$2,355	$2,358	$2,546

Stock-based compensation expense is allocated to research and development and selling, general and administrative expense based upon the department of the employee to whom each award was granted. No related tax benefits of the stock-based compensation expense have been recognized.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2020, 2019 and 2018, the Company has no net assets located outside of the United States.

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

Accrued Clinical Trial Costs and Contract Research Liabilities

During the years ended December 31, 2020, 2019 and 2018, the Company had arrangements with multiple CROs whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

In addition to fees earned by the clinical research organizations to manage the Company’s clinical trials, the clinical research organizations are also responsible for managing payments to the clinical trial sites on the Company’s behalf. There can be significant lag time in clinical trial sites invoicing the clinical research organizations. The date on which services are performed, the level of services performed and the cost of such services are often determined based on subjective judgments. The Company makes these judgments based upon the facts and circumstances known to it, such as the terms of the contract and its knowledge of activity that has been incurred, including the number of active clinical sites, the number of patients enrolled, the activities to be performed for each patient, including patient treatment and any imaging, if applicable, the activities to be performed for each patient, and the duration for which the patients will be enrolled in the trial. In the event that the Company does not identify some costs which have begun to be incurred, or the Company under or overestimates the level of services performed or the costs of such services in a given period, its reported expenses for such period would be understated or overstated. The Company currently reflects the effects of any changes in estimates based on changes in facts and circumstances directly in its operations in the period such change becomes known.

With respect to financial reporting periods presented in this Annual Report on Form 10-K, the timing of the Company’s actual costs incurred have not differed materially from its estimated timing of such costs.

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

Collaboration Agreement

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $1.1 million, $0.5 million and $0 in the years ended December 31, 2020, 2019 and 2018, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.4 million as of December 31, 2020.

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge Life Sciences, Ltd. (“CANbridge”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3), for the diagnosis, treatment and prevention of disease in all countries outside of North America.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes, following CANbridge’s validation of the manufacturing process for AV-203 drug substance. In December 2017, CANbridge filed an investigative new drug (“IND”) application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (the “NMPA”) for a clinical study of AV-203, which CANbridge refers to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No milestones had been achieved by CANbridge in the years ended December 31, 2020 and 2019, respectively.

A percentage of any milestone and royalty payments received by the Company pursuant to the CANbridge Agreement, excluding upfront and reimbursement payments, or under future partnership agreements related to the AV-203 program, are due to Biogen Idec International GmbH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone the Company earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

In March 2021, CANbridge exercised its right to terminate for convenience the CANbridge Agreement. Under the terms of the CANbridge Agreement, the Company expects the transfer of the AV-203 program to be complete in September 2021 and, at that time, the Company will regain worldwide rights to the AV-203 program.

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

Under the CANbridge Agreement, the Company had been eligible to receive milestone payments and royalties tied to the commencement of clinical trials, to regulatory approvals and to sales of such products upon commercialization. In the third quarter of 2018, the Company increased the transaction price to $4.0 million to include the $2.0 million development and regulatory milestone that was earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC. Accordingly, the Company recognized the full $2.0 million amount as collaboration and licensing revenue in the year ended December 31, 2018, as the Company did not have any ongoing performance obligations under the CANbridge Agreement. No additional milestones set forth in the CANbridge Agreement had been achieved prior to the termination of the CANbridge Agreement.

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

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the phase 2 clinical trial of tivozanib in combination with OPDIVO (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represents EUSA’s approximate 50% share of the total estimated costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, including subjects with prior checkpoint inhibitor therapy (the“TIVO-3 trial”), up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the EMA for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the year ended December 31, 2020.

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

The Company evaluated the promised goods and services at the inception of the EUSA Agreement under ASC 606. Based on this evaluation, the Company determined that $6.5 million in research and development payments by EUSA, including the $2.5 million upfront consideration received upon the execution of the EUSA Agreement in December 2015 and the $4.0 million payment upon the receipt of marketing approval from the EMA for FOTIVDA (tivozanib) for the treatment of RCC in August 2017, constituted the amount of the consideration that was included in the transaction price upon the adoption of ASC 606 on January 1, 2018 and attributed this amount to the Company’s single performance obligation. Upon adoption of ASC 606 on January 1, 2018, none of the remaining regulatory-related milestones were included in the transaction price as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to EUSA and therefore are recognized at the later of when the performance obligation is satisfied (or partially satisfied) or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration for milestones included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA (tivozanib) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $1.2 million, $0.9 million and $0.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company recognized total revenues under the EUSA Agreement of approximately $3.2 million, $3.8 million and $3.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $2.6 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the year ended December 31, 2020, 2019 and 2018 (in thousands):

		Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
Revenue Type	Date Achieved	2020	2019	2018
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$395	$395	$395
R&D payment - EMA approval in RCC	August 2017	631	631	632
Milestone - UK reimbursement approval	February 2018	316	316	960
Milestone - German reimbursement approval	November 2018	316	316	960
Milestone - Spanish reimbursement approval	February 2019	316	1,276	—
		$1,974	$2,934	$2,947
Partnership Royalties		1,245	861	462
Total		$3,219	$3,795	$3,409

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the year ended December 31, 2020 (in thousands):

Contract Assets				Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance December 31, 2020
Accounts Receivable				$270	$1,245	$(1,123)	$392

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2020	Additions	Deductions	Ending Balance December 31, 2020
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$907	$—	$(395)	$512
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	1,448	—	(631)	817
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	724	—	(316)	408
Milestone - German reimbursement approval	2,000	November 2018	December 2018	723	—	(316)	407
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	724	—	(316)	408
Total	$12,500			$4,526	$—	$(1,974)	$2,552

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

The Company recognized reductions in research and development expenses of approximately $0.1 million, $0.4 million and $0.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had recognized $2.0 million in cumulative total reductions in research and development expenses related to EUSA’s approximate 50% share of the cumulative study-to-date costs. EUSA paid the $2.0 million maximum amount of cost sharing per the EUSA Agreement in advance of the completion of the trial.

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

In connection with the AV-380 Transfer Agreement, the $2.3 million payment due from Novartis was not considered a revenue transaction due to the effective termination of the Novartis Agreement on August 28, 2018 and was instead considered other income. The Company evaluated the return of the AV-380 drug supply and determined that the inventory was not capitalizable as future economic benefit was not probable due to the AV-380 product candidate being in the pre-clinical development stage.

Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement (the “Biodesix Agreement”) with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab, the Company’s potent humanized IgG1 monoclonal antibody that targets HGF. In September 2020, the Company regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights (as defined below) under the Biodesix Agreement.

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

Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing open label Phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC (the “Phase 2 HNSCC Trial”), (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses) less approximately $2.5 million that Biodesix would be required to pay to the Company pursuant to the October 2016 amendment to the Biodesix Agreement and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat. Biodesix and the Company also remain obligated to negotiate a commercialization agreement to delineate their rights and obligations in the event of any commercialization of VeriStrat with ficlatuzumab. As a result of Biodesix’s decision to Opt-Out, the Company now has worldwide licensing rights and sole decision-making authority with respect to further development and commercialization of ficlatuzumab. The payment obligations between the parties under the Biodesix Agreement are in effect until completion of the Phase 2 HNSCC Trial.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.8 million, $0.9 million and $0.3 million in the years ended December 31, 2020, 2019 and 2018, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.1 million as of December 31, 2020.

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

In March 2016, the Company entered into a collaboration and license agreement for AV-203 with CANbridge, which satisfied its obligation to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The $2.0 million development and regulatory milestone the Company earned in August 2018 in connection with CANbridge’s regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018. See “—CANbridge” within this Note 4 for a further description of that arrangement.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of December 31, 2020, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million,  upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2017, Novartis agreed to pay $1.8 million out of its then future payment obligations to the Company under the Novartis Agreement. These funds were used to satisfy a $1.8 million time-based milestone obligation that the Company owed to St. Vincent’s in March 2017. The Company used the $2.3 million payment received from Novartis in January 2019, pursuant to the AV-380 Transfer Agreement, to cover a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2019. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into the KKC Agreement with KKC, under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon obtaining marketing approval for tivozanib in the United States.

KKC Agreement

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

If the Company sublicenses any of its rights to tivozanib to a third-party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KKC Agreement relating to rights the Company retains. The Company is required to pay KKC a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for FOTIVDA (tivozanib) and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial, were not subject to sublicense revenue payments to KKC. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. The Company would, however, owe KKC 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approvals for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.

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

August 1, 2019 Amendment to the KKC Agreement

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

If KKC sublicenses any of its rights to tivozanib to a third-party, KKC is required to pay the Company a percentage of amounts received from the respective sublicensees related to the Company’s territory, including upfront license fees, milestone payments and royalties, but excluding amounts received in respect of research and development reimbursement payments or equity investments, subject to certain limitations.

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

None of KKC’s remaining development and regulatory milestones to the Company related to its non-oncology development of tivozanib for the Company’s territory were included in the transaction price, as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) regulatory approvals are outside of the control of KKC, (ii) certain development and regulatory milestones are contingent upon the success of future clinical trials, if any, which is out of the control of KKC, and (iii) efforts by KKC. Any consideration related to development and regulatory milestones owed by KKC to the Company will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the intellectual property transferred to KKC and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Professional fees	$1,061	$806
Compensation and benefits	3,082	1,284
Other	320	246
Total	$4,463	$2,336

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

The Company received the initial $15.0 million of the 2020 Loan Facility upon the closing of the 2020 Loan Amendment, of which approximately $9.7 million was used to retire the then outstanding balance under the 2017 Loan Agreement and of which approximately $5.3 million was new loan funding which was used for general working capital purposes.

The remainder of the loan amount will be available to the Company, at its option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche of $10.0 million (“Tranche Two”) would be available through June 30, 2021 upon achieving FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”)  would be available from July 1, 2021 through January 31, 2022 assuming the Company achieves $20.0 million in net product revenues from sales of FOTIVDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million would be available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Amendment also amends the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieved Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of December 31, 2020 was 9.65%.

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

The unamortized discount to be recognized over the remainder of the loan period was approximately $1.2 million and $0.4 million as of December 31, 2020 and December 31, 2019, respectively.

The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company is also required to achieve greater than or equal to 75% of its forecasted net product revenues from its sales of tivozanib over a 6-month trailing period, as defined and measured on a monthly basis, effective upon the Third Tranche funding and continuing through the maturity of the loan. The net product revenue covenant will not apply at any time the Third Tranche funding has not been provided nor such advance has been prepaid in full.

On February 1, 2021, the Company entered into the second amendment to the 2017 Loan Agreement (the “2021 Loan Amendment”), which increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, (i) increasing Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, thereby increasing the total amount of unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million, (ii) increasing the amount of net product revenues from sales of FOTIVDA required to achieve Performance Milestone II from $20.0 million to $35.0 million and changing the deadline for achieving Performance Milestone II from December 31, 2021 to April 1, 2022 and (iii) increasing the amount of the financial covenant for the maintenance of an unrestricted cash position from at least $10.0 million to at least $15.0 million from the date the Tranche Two funding is received until the date the Tranche Three funding is received and at least $10.0 million thereafter through the maturity of the Loan Agreement.

On March 11, 2021, the Company completed the $20.0 million drawdown of Tranche Two funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone I upon FDA approval of FOTIVDA on March 10, 2021. The achievement of Performance Milestone I extended the interest-only period by twelve months from September 30, 2021 to September 30, 2022 and increased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant during the period between receiving Tranche Two funding and Tranche Three funding from $10.0 million to $15.0 million.

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of December 31, 2020, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the 2020 Loan Amendment.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2020 are as follows (amounts in thousands):

Year Ending December 31:
2021	3,961
2022	8,277
2023	7,272
19,510
Less amount representing interest	(2,678)
Less unamortized discount	(1,228)
Less deferred charges	(1,832)
Less loans payable current, net of discount	(1,056)
Loans payable, net of current portion and discount	$12,716

(7) Common Stock

As of December 31, 2020, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 26,882,696 shares were issued and outstanding.

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

Universal Shelf Registration Statement

On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of December 31, 2020, there was approximately $268.2 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.

Public Offering – April 2019

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance upon their scheduled expiration on April 8, 2021. Any Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately

$22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of December 31, 2020, Offering Warrants to purchase 2,500,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).

         In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds, and Offering Warrants exercisable for 2,252,609 shares of common stock were outstanding.

Sales Agreement with SVB Leerink

In February 2018, the Company entered into a sales agreement with SVB Leerink (the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. In the fourth quarter of 2018, the Company sold 470,777 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximately $10.3 million in proceeds, net of commissions. In February 2019, the Company sold 1,251,555 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $7.5 million, net of commissions. In November 2020, the Company sold 1,070,175 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds of approximately $5.9 million, As of December 31, 2020, approximately $25.7 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

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

Private Placement – May 2016

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of $10.00 per share and are exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of December 31, 2020, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

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

Awards may be made under the 2019 Plan for up to the sum of (i) 2,300,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of December 31, 2020, there were 1,563,282 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the year ended December 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,168,222	$16.77
Granted	740,522	$5.83
Exercised	(934)	$5.60
Forfeited	(111,120)	$36.45
Outstanding at December 31, 2020	1,796,690	$11.05	7.53	$170,000
Exercisable at December 31, 2020	909,963	$14.56	6.14	$12,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $5.77 on December 31, 2020.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table:

Years Ended December 31,
	2020	2019	2018
Volatility factor	94.37% - 102.48%	88.27% - 98.81%	80.18% - 83.61%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.31% - 1.67%	1.43% - 2.55%	2.64% - 3.10%
Dividend yield	—	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted was $4.54, $5.70 and $21.40 during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $4.9 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options exercised was $1,000, $7,000 and $0.4 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

In February 2010, the board of directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 25,000 shares of Common Stock, as amended in March 2013. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. The Company has reserved 76,400 shares of common stock under the ESPP. As of December 31, 2020, there were 23,859 shares available for future issuance under the ESPP.

Pursuant to the ESPP, the Company sold a total of 5,971 shares of common stock during the year ended December 31, 2020 at purchases prices of $6.46 and $4.57, which represents 85% of the closing price of the Company’s common stock on December 1, 2019 and November 30, 2020, respectively. Pursuant to the ESPP, the Company sold a total of 897 shares of common stock during the year ended December 31, 2018 at purchases prices of $18.80 and $17.60, which represents 85% of the closing price of the Company’s common stock on May 31, 2018 and November 30, 2018, respectively. The Company did not sell any shares of common stock during the year ended December 31, 2019. The total stock-based compensation expense recorded as a result of the ESPP was approximately $25,000, $2,000 and $8,000 during the years ended December 31, 2020, 2019 and 2018, respectively.

(9) Commitments and Contingencies

Operating Leases

On March 5, 2020, the Company entered into the Winter Street Sublease to relocate the Company’s corporate headquarters previously located at One Broadway in Cambridge, Massachusetts. Under the terms of the Winter Street Sublease, the Company leases 10,158 square feet of office space for $47.00 per square foot, or approximately $0.5 million per year in base rent subject to certain operating expenses, taxes and annual base rent increases of approximately 3%. Previously, the Company leased office space under a month-to-month lease. Rent expense under the operating leases amounted to $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Manufacturing Commitments

The Company has entered into a contract with a clinical manufacturing organization for the manufacture of clinical drug supply for tivozanib and commercial drug supply for FOTIVDA in the United States, which includes minimum annual purchase requirements, in the approximate amount of $1.4 million for the next few years. In addition, the Company has entered into contracts with another clinical manufacturing organization for the manufacture of clinical drug supply for ficlatuzumab and AV-380, for which we have manufacturing commitments in 2021, in the aggregate amount of approximately $10.3 million.

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

(10) Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. The Company recorded no tax provision for each of the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, the Company did not have any federal, state, or foreign income tax expense as it generated taxable losses in all filing jurisdictions.

A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.7%	1.3%	27.2%
Research and development credits	1.5%	(4.2)%	5.2%
PIPE Warrants	2.9%	(25.9)%	78.5%
Other permanent differences	(0.5)%	1.8%	(3.5)%
Other	(1.1)%	5.7%	(2.0)%
Change in valuation allowance	(30.5)%	0.3%	(126.4)%
Total	—	—	—

With limited exceptions, the Company has incurred net operating losses from inception. At December 31, 2020, the Company had domestic federal, state, and United Kingdom (UK) net operating loss carryforwards of approximately $565.8 million, $420.9 million, and $6.0 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2022 and continue through 2037 and the state loss carryforwards begin to expire in 2030 and continue through 2040. The Company’s federal net operating losses include $63.2 million, which do not expire. The foreign net operating loss carryforwards in the UK do not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $11.8 million and $4.3 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2023 through 2040 and the state credits expire beginning in 2021 through 2035. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s net deferred tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
NOL carryforwards	$148,689	$138,105
Research and development credits	15,271	14,666
Deferred revenue and R&D reimbursements	742	1,262
Other temporary differences	5,001	4,820
Total deferred tax assets:	169,703	158,853
Valuation allowance	(169,703)	(158,853)
Total	$—	$—

A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical and expected future losses. The valuation allowance increased by $10.9 million and $27 thousand during the years ended December 31, 2020 and 2019, respectively, which was primarily due to the generation of net operating losses and tax credits.

The Company applies the provisions of ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2017 through 2020. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Amount established upon adoption	$1,200	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	(122)	—	—
Balance as of end of year	$1,078	$1,200	$1,200

(11) Employee Benefit Plan

In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.1 million for each of the years ended December 31, 2020, 2019 and 2018.

(12) Quarterly Results (Unaudited)

	Three Month Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, expect per share data)
	(unaudited)
Revenues	$784	$749	$3,600	$886
Operating expenses	11,498	8,156	11,660	13,582
Loss from operations	(10,714)	(7,407)	(8,060)	(12,696)
Change in fair value of PIPE Warrant liability	2,648	450	86	1,714
Other income (expense), net	(315)	(349)	(419)	(522)
Net income (loss)	$(8,381)	$(7,306)	$(8,393)	$(11,504)

Basic net income (loss) per share
Net income (loss) per share	$(0.52)	$(0.42)	$(0.33)	$(0.44)
Weighted average number of common shares outstanding	16,081	17,364	25,808	26,252
Diluted net income (loss) per share
Net income (loss) per share	$(0.52)	$(0.42)	$(0.33)	$(0.44)
Weighted average number of common shares and dilutive common share equivalents outstanding	16,081	17,364	25,808	26,252

	Three Month Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, expect per share data)
	(unaudited)
Revenues	$1,611	$703	$25,717	$764
Operating expenses	9,307	5,597	6,867	7,398
Loss from operations	(7,696)	(4,894)	18,850	(6,634)
Change in fair value of PIPE Warrant liability	8,815	2,210	(1,954)	2,506
Other income (expense), net	(564)	(451)	(467)	(333)
Net income (loss)	$555	$(3,135)	$16,429	$(4,461)

Basic net income (loss) per share
Net income (loss) per share	$0.04	$(0.20)	$1.02	$(0.28)
Weighted average number of common shares outstanding	13,230	15,902	16,074	16,077
Diluted net income (loss) per share
Net income (loss) per share	$(0.62)	$(0.20)	$1.02	$(0.28)
Weighted average number of common shares and dilutive common share equivalents outstanding	13,283	15,902	16,083	16,077

(13) Legal Proceedings

As of the date of filing this Annual Report on Form 10-K, there are no outstanding legal proceedings against the Company or its current officers or directors.

On July 24, 2020, the District Court for the District of Massachusetts dismissed a purported class action filed against the Company in 2019. This purported class action lawsuit (the “2019 Class Action”) was filed against the Company and certain of its present and former officers, Michael Bailey, Matthew Dallas, and Keith Ehrlich, in the Southern District of New York for the District of New York, captioned David Hackel v. AVEO Pharmaceuticals, Inc., et al, No. 1:19-cv-01722-AT. On April 12, 2019, the court granted the defendants’ motion to transfer the action to the District of Massachusetts (Case No. 1:19-cv-10783-JCB). On May 6, 2019, the court appointed Andrej Hornak as lead plaintiff and approved Pomerantz LLP as lead counsel and Andrews DeValerio LLP as liaison counsel. On July 24, 2019, the plaintiffs filed an amended complaint naming Michael Needle as an additional defendant. The amended complaint purported to be brought on behalf of shareholders who purchased the Company’s common stock between May 4, 2017 through January 31, 2019. It generally alleged that the Company and its officers violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose and/or making allegedly false and/or misleading statements about the estimated dates by which the Company would report the topline results from the TIVO-3 trial, the preliminary overall survival results from the TIVO-3 trial, the sufficiency of the overall survival data from the TIVO-3 trial, the timing of the NDA submission, and the risk of FDA approval. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 27, 2019, the defendants filed a motion to dismiss the amended complaint. On July 24, 2020, the District Court granted the Company’s motion to dismiss. The time for appeal expired in August 2020 without appeal

In connection with the filing of the 2019 Class Action, two derivative lawsuits were filed on July 8, 2019 and July 10, 2019 against the Company, certain of its present and former officers and its directors in the Suffolk Superior Court, Commonwealth of Massachusetts, captioned Stephen Favre v. Michael P. Bailey, et al. 19-2169-BLS2 and Jianbin Yu v. Michael P. Bailey, et al. 19-2188-BLS2, respectively. The complaints generally alleged breach of fiduciary duty, unjust enrichment, and waste of corporate assets due to the 2019 Class Action and the actions alleged therein. On July 26, 2019, the court granted the parties’ joint motion to consolidate the cases and stay the consolidated matter pending the dismissal of, or filing of an answer to, the complaint in the 2019 Class Action. After the 2019 Class Action was dismissed and the time for appeal had expired, the parties’ filed a joint stipulation to voluntarily dismiss the derivative lawsuit without prejudice. On December 8, 2021, the court entered an order dismissing the derivative action.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AVEO Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

March 16, 2021

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Bristol-Myers Squibb Company Clinical Trial Collaboration and Supply Agreement

On January 26, 2021, or the Effective Date, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Agreement, with Bristol-Myers Squibb Company, or BMS. Under the terms of the Agreement, BMS agreed to supply OPDIVO® (nivolumab), its anti-PD-1 therapy, for a combined therapy clinical trial, which we refer to as the TiNivo-2 Trial, with FOTIVDA® (tivozanib) in patients with advanced relapsed or refractory renal cell carcinoma following prior immunotherapy exposure, which we agreed to conduct in accordance with a specified protocol. In connection with the TiNivo-2 Trial, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, royalty-free license under certain BMS patent rights, technology and regulatory documentation to use OPDIVO in research and development, solely to the extent necessary to conduct the TiNivo-2 Trial. Additionally, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, irrevocable, royalty-free license under certain patent rights, technology and regulatory documentation, to seek regulatory approval of FOTIVDA for use in a combined therapy in the field, and, upon any such regulatory approval, to market and promote FOTIVDA solely for use in a combined therapy in the field in any manner that is consistent with the regulatory approval for FOTIVDA. Finally, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, irrevocable, royalty-free license in the field under certain inventions and patent rights relating to OPDIVO for all purposes in the field except to research, develop, make, have made, use, sell offer for sale, export or import OPDIVO or any biosimilar version. We and BMS shall jointly own all inventions, or the Combined Therapy Inventions, and patent rights, or the Combined Therapy Patent Rights, relating to the combined therapy used in the TiNivo-2 Trial. We and BMS each may freely exploit the Combined Therapy Inventions and Combined Therapy Patent Rights, and the parties will share equally in costs relating to maintaining and prosecuting the Combined Therapy Patent Rights.

Each party will be responsible for expenses relating to the manufacturing and supply of its respective products. For expenses related to conduct of the TiNivo-2 Trial: (i) we will be responsible for all out-of-pocket costs associated with the performance of the TiNivo-2 Trial, and (ii) each party will be responsible for its own internal costs associated with the TiNivo-2 Trial. If the conduct of the TiNivo-2 Trial requires a third-party license payment, then the party required to make such payment shall be determined in accordance with the prior sentence.

The parties’ obligations under the Agreement are conditioned upon our execution of an agreement with a clinical research organization to conduct the TiNivo-2 Trial.

The term of the Agreement commenced on the Effective Date and will continue, unless earlier terminated in accordance with the Agreement, until completion of the TiNivo-2 Trial by all centers participating in the TiNivo-2 Trial, delivery of all study data, including all completed case report forms, all final analyses and all final clinical study reports contemplated by the TiNivo-2 Trial to both parties, and the completion of any statistical analyses and bioanalyses contemplated by the protocol or otherwise agreed to by the Parties to be conducted under the Agreement.

Either party may terminate the Agreement in the event of a material breach of the Agreement by the other party or in the event of a material safety issue present in the TiNivo-2 Trial.

This agreement became material to us on March 10, 2021 upon approval by the FDA of FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Drawdown of Tranche Two funding under the 2021 Loan Amendment

On February 1, 2021, the Company entered into the 2021 Loan Amendment, which increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, increasing Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million and increasing the amount of the financial covenant for the maintenance of an unrestricted cash position from at least $10.0 million to at least $15.0 million from the date the Tranche Two funding is received until the date the Tranche Three funding is received and at least $10.0 million thereafter through the maturity of the Loan Agreement.

On March 11, 2021, we completed the $20.0 million drawdown of Tranche Two funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone I upon FDA approval of FOTIVDA on March 10, 2021. The achievement of Performance Milestone I increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant during the period between receiving Tranche Two funding and Tranche Three funding from $10.0 million to $15.0 million and extended the interest-only period by twelve months from September 30, 2021 to September 30, 2022.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Business—Information about our Executive Officers” and is incorporated herein by reference.

We post our Code of Business Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investors” section of our website at www.aveooncology.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of the Registrant, as amended					X

3.2	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Stock Certificate evidencing the shares of common stock	10-K	001-34655	03/16/2020	4.1

4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3

4.3	Warrant Agreement, dated July 16, 2018, by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Warrant Agent	8-K	001-34655	07/16/2018	4.1

4.4	Form of Offering Warrant	8-K	001-34655	04/04/2019	4.1

4.5	Description of Registered Securities	10-K	001-34655	03/16/2020	4.5

	Material Contracts—Management Contracts and Compensatory Plans

10.1	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1

10.2	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6

10.3	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7

10.4	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8

10.5	2019 Equity Incentive Plan	DEF-14A	001-34655	04/30/2019	Appendix A

10.6	Amendment No.1 to 2019 Equity Incentive Plan	DEF-14A	001-34655	04/28/2020	Appendix A

10.7	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8

10.8	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17

10.9	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2

10.10	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1

10.11	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1

10.12	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22

10.13	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4

10.14	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2

10.15	Offer Letter by and between the Registrant and Erick Lucera, dated December 12, 2019	10-K	001-34655	03/16/2020	10.16

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.16	Severance and Change in Control Agreement, dated January 6, 2020, by and between the Registrant and Erick Lucera	10-K	001-34655	03/16/2020	10.17

10.17	Separation and Release of Claims Agreement, dated January 25, 2021, by and between the Registrant and Karuna Rubin	8-K	001-34655	01/29/2021	10.1

	Material Contracts—Financing Agreements

10.18	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1

10.19	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2

10.20	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1

10.21	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, by and among the Registrant, Hercules Capital, Inc. and the other lenders named therein	10-Q	001-34655	08/10/2020	10.1

10.22	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 1, 2021, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.	8-K	001-34655	02/02/2021	10.1

10.23	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1

10.24	Amendment No.1 to the Sales Agreement dated November 9, 2020, by and between the Registrant and SVB Leerink LLC	S-3	333-249982	11/09/2020	1.3

	Material Contracts—License and Strategic Partnership Agreements

10.25†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22

10.26††	Amendment to License Agreement, dated as of August 1, 2019, by and between the Registrant and Kyowa Kirin Co., Ltd.	8-K	001-34655	8/01/2019	10.1

10.27††	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH					X

10.28††	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.					X

10.29†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2

10.30†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/09/2015	10.3

10.31†	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited	10-K	001-34655	03/15/2016	10.42

10.32†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

10.33†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1

Additional Exhibits

10.34	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1

10.35	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein	10-Q	001-34655	5/8/2018	10.2

10.36	Sublease, dated March 5, 2020, by and between the Registrant and Commonwealth Care Alliance, Inc.	10-Q	001-34655	4/30/2020	10.2

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X

101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
†	Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the U.S. Securities and Exchange Commission.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: March 16, 2021	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bailey	President, Chief Executive Officer and Director	March 16, 2021
Michael Bailey	Principal Executive Officer

/s/ ERICK LUCERA	Chief Financial Officer	March 16, 2021
Erick Lucera	Principal Financial and Accounting Officer

/s/ Kenneth M. Bate	Director	March 16, 2021
Kenneth M. Bate

/s/ CORINNE EPPERLY	Director	March 16, 2021
Corinne Epperly

/s/ ANTHONY B. EVNIN	Director	March 16, 2021
Anthony B. Evnin

/s/ GREGORY T. MAYES	Director	March 16, 2021
Gregory T. Mayes
/s/ SCARLETT SPRING	Director	March 16, 2021
Scarlett Spring

/s/ ROBERT C. YOUNG	Director	March 16, 2021
Robert C. Young