Form 10-Q
period 2021-03-31
AVEO PHARMACEUTICALS, INC.
filed 2021-05-10
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 7, 2021: 34,360,775.

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including, without limitation, statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to the therapeutic potential of product candidates; any expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

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

The forward-looking statements included in this quarterly report represent our estimates as of the filing date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Risk Factor Summary

Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principle risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part I of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$121,414	$61,761
Marketable securities	—	—
Trade receivables, net	1,144	1,197
Partnership receivables	1,422	—
Clinical trial retainers	587	355
Other prepaid expenses and other current assets	1,495	2,195
Total current assets	126,062	65,508
Property and equipment, net	326	343
Operating lease right-of-use asset	790	903
Other assets	258	158
Total assets	$127,436	$66,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,963	$3,380
Accrued clinical trial costs and contract research	5,285	4,550
Other accrued liabilities	4,723	4,463
Operating lease liability	331	369
Loans payable, net of discount	—	1,056
Deferred revenue	1,974	1,974
Deferred research and development reimbursements	112	164
PIPE Warrant liability (Note 7)	2,595	199
Other liabilities (Note 6)	790	790
Total current liabilities	19,773	16,945
Loans payable, net of current portion and discount	32,437	12,716
Deferred revenue, non-current	85	578
Operating lease liability, non-current	261	336
Other liabilities, non-current (Note 6)	2,432	1,043
Total liabilities	54,988	31,618
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at each of March 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value: 50,000 shares authorized at March 31, 2021 and December 31, 2020; 34,361 shares issued and outstanding at March 31, 2021 and 26,883 issued and outstanding at December 31, 2020	34	27
Additional paid-in capital	715,741	656,472
Accumulated deficit	(643,327)	(621,205)
Total stockholders’ equity	72,448	35,294
Total liabilities and stockholders’ equity	$127,436	$66,912

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
FOTIVDA product revenue, net	$1,066	$-
Collaboration and licensing revenue	493	493
Partnership royalties	361	291
	1,920	784
Operating expenses:
Cost of products sold	138	-
Research and development	5,797	7,826
Selling, general and administrative	15,100	3,672
	21,035	11,498
Loss from operations	(19,115)	(10,714)
Other income (expense), net:
Interest expense, net	(611)	(315)
Change in fair value of PIPE Warrant liability	(2,396)	2,648
Other income (expense), net	(3,007)	2,333
Net loss	$(22,122)	$(8,381)

Net loss per share - basic and diluted	$(0.81)	$(0.52)
Weighted average number of common shares outstanding	27,429	16,081

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(22,122)	$(8,381)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	—
Comprehensive loss	$(22,122)	$(8,381)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.6 million)	6,900	7	51,596	—	—	51,603
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Stock-based compensation expense related to equity- classified awards	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at March 31, 2021	34,361	$34	$715,741	$—	$(643,327)	$72,448

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

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(22,122)	$(8,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	—
Stock-based compensation	1,204	543
Non-cash interest expense	140	109
Non-cash change in fair value of PIPE Warrant liability	2,396	(2,648)
Amortization of premium and discount on investments	—	(51)
Changes in operating assets and liabilities:
Trade receivables, net	(1,144)	(1,148)
Partnership receivables	(225)	—
Prepaid expenses and other current assets	468	559
Operating lease right-of-use asset	113	(1,383)
Other non-current assets	(100)	—
Accounts payable	583	1,499
Accrued contract research	735	(580)
Other accrued liabilities	260	(860)
Operating lease liability	(38)	438
Deferred revenue	(493)	(493)
Deferred research and development reimbursements	(52)	117
Operating lease liability, non-current	(76)	592
Net cash used in operating activities	(18,334)	(11,687)
Investing activities
Purchases of marketable securities	—	(7,152)
Proceeds from maturities and sales of marketable securities	—	15,000
Purchases of property and equipment	—	(100)
Net cash provided by investing activities	—	7,748
Financing activities
Proceeds from issuance of common stock, net of issuance costs	54,980	—
Proceeds from issuance of loan payable	20,000	—
Proceeds from warrant exercises	3,092	—
Payment on principal of loan payable (Note 6)	—	(2,389)
Payment of debt issuance costs	(85)	—
Net cash provided by (used in) financing activities	77,987	(2,389)
Net increase (decrease) in cash and cash equivalents	59,653	(6,328)
Cash and cash equivalents at beginning of period	61,761	29,785
Cash and cash equivalents at end of period	$121,414	$23,457
Supplemental cash flow information
Cash paid for interest	$362	$368
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$1,225

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. The Company’s strategy is to focus its resources on the development and commercialization of its product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies. With the approval of its first commercial product, FOTIVDA® (tivozanib), in the United States, the Company has transitioned from a clinical development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company.

FOTIVDA is the Company’s lead product and was approved by the U.S. Food and Drug Administration (“FDA”), for marketing and sale in the United States on March 10, 2021. FOTIVDA is approved in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor (“VEGFR”) tyrosine kinase inhibitor (“TKI”). The FDA approval of FOTIVDA is based on the Company’s pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in renal cell carcinoma (“RCC”) patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which the Company refers to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects. FOTIVDA became commercially available in the United States on March 22, 2021. The Company is currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals targeting practicing oncologists. FOTIVDA is available to patients through a network of specialty pharmacies and distributors.

FOTIVDA, through the Company’s partner EUSA Pharma (UK) Limited (“EUSA”), is also approved in the European Union (“EU”), New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017.

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company is seeking to advance FOTIVDA in additional cancer indications with significant unmet medical needs. The Company is studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of hepatocellular carcinoma, or HCC, and RCC in phase 2 and phase 3 clinical trials.

The Company is conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC (“AstraZeneca”). The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), AstraZeneca’s monoclonal antibody directed against programmed death-ligand 1 (“PD-L1”) in the first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy.

The Company is also seeking to advance its pipeline of three wholly owned humanized immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates: ficlatuzumab, AV-380 and AV-203.

Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor (“HGF”). The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”) pancreatic cancer and acute myeloid leukemia (“AML”). The Company is currently conducting a randomized phase 2 confirmatory study of ficlatuzumab (the “Phase 2 HNSCC Trial”), for the potential treatment of HNSCC and it expects to receive top line data from the Phase 2 HNSCC Trial in the middle of 2021. The Company has initiated manufacturing of the clinical supply for a potential phase 3 clinical trial of ficlatuzumab, and it continues to evaluate opportunities for the further clinical development of ficlatuzumab.

AV-380 is a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15 (“GDF15”). In December 2020, the FDA approved the Company’s investigational new drug application (“IND”) for AV-380 for the potential treatment of cancer cachexia, and, in the first quarter of 2021, the Company initiated a phase 1 clinical trial in healthy volunteers.

AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which the Company will regain worldwide rights in September 2021. It is exploring AV-203 as a potential oncology treatment.

AV-353 is an IgG1 monoclonal antibody that targets the Notch 3 pathway.

As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2021, the Company has financed its operations primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations.

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

The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $643.3 million as of March 31, 2021. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical stage assets. The Company may require substantial additional funding to advance its pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources.

As of May 10, 2021, the date of issuance of these consolidated financial statements, the Company expects that its cash and cash equivalents of $121.4 million as of March 31, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.

Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties, including, without limitation, risks related to its ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities would be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product and product candidates.

(2) Basis of Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2020 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021.

(3) Significant Accounting Policies

Revenue Recognition

Under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.

Net Product Revenue

On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC after two prior systemic therapies. FOTIVDA became commercially available on March 22, 2021. FOTIVDA is the Company’s first commercial product. The Company sells its products principally through a limited distribution network comprised of two specialty pharmacies, Biologics and Onco360, and the following specialty distributors:  Amerisource Specialty Distribution, Oncology Supply, McKesson Plasma and Biologics, McKesson Specialty and Cardinal Specialty, or collectively, the Company’s Customers. These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.

Product Sales Discounts and Allowances

The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is deductible by the Customer from payments to the Company) or a current liability (if the amount is payable by the Company to a third party or Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop overtime as FOTIVDA is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, Federal government entities purchasing via the Federal Supply Schedule, Group Purchasing Organizations, and health maintenance organizations, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by its contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales by the specialty distributor to its contracted customers.

Discounts for Prompt Payment: The Company’s Customers receive a discount of 2% for prompt payment. The Company expects its Customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on Customer and payer data received from the specialty pharmacies and distributors and historical utilization rates that will develop overtime as FOTIVDA is the Company’s first commercial product. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Company’s Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment. Allowances for rebates also include amounts related to the Medicare Part D Coverage Gap Discount Program. In the United States during 2020, the Medicare Part D prescription drug benefit mandated participating manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for expected Medicare Part D coverage gap amounts are based on Customer and payer data received from specialty pharmacies and distributors and historical utilization rates that will develop overtime as FOTIVDA is the Company’s first commercial product. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Company’s Customers, plus an accrual balance for known prior quarters’ unpaid claims. If actual future funding varies from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment.

Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using Customer data provided by the third party that administers the copay program.

Other Customer Credits: The Company pays fees to its Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to its Customers, the Company classifies these payments in selling, general and administrative expenses in its Consolidated Statements of Income.

The following table summarizes net product revenues for FOTIVDA earned in the three months ended March 31, 2021 and 2020, respectively (in thousands).

	Three Months Ended March 31,
	2021	2020
Product revenues:
Gross product revenues	$1,256	$—
Discounts and allowances	(190)	—
Net product revenues	$1,066	$—

The following table summarizes the percentage of total product revenues for FOTIVDA by customer who individually accounted for 10% or more of total product revenues earned in the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
OncoMed Specialty, LLC (Onco360)	31%	—
Affiliates of McKesson Corporation	33%	—
Affiliates of AmerisourceBergen Corporation	23%	—
Affiliates of Cardinal Health Specialty	13%	—
	100%	—

Product Sales Discounts and Allowances

The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the three months ended March 31, 2021 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Provision related to sales made in:
Current period	$112	$78	$190
Payments and customer credits issued	—	—	—
Balance at March 31, 2021	$112	$78	$190

The allowances for chargebacks, discounts for prompt payment and other allowances are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Consolidated Balance Sheets.

Collaboration Revenues

The Company’s historical revenues have been generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to the Company’s technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.

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

The following table summarizes the total collaboration revenues earned in the three months ended March 31, 2021 and 2020, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended March 31,
	2021	2020
EUSA	$854	$784
Total	$854	$784

Trade Receivables

Trade receivables, net, includes amounts billed to the Company’s customers for product sales of FOTIVDA. The Company records trade receivables net of chargebacks, cash discounts for prompt payment and any allowances for credit losses. The Company may apply an aging method to estimate credit losses and consider its own historical loss, if any, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting its customers. The Company’s Customers are specialty pharmacies and specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low.

Cost of Products Sold

Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments the Company is required to pay to Kyowa Kirin Co. (“KKC”) on all net sales of tivozanib in the Company’s North American territory, which range from the low to mid-teens as a percentage of net sales. Refer to Note 4, “Collaborations and License Agreements” regarding specific details. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s products. The Company considers regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory, but were expensed as research and development costs.

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

Warrants Issued in Connection with Private Placement

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. As of March 31, 2021, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding. Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

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

The Company recorded a non-cash loss of approximately $2.4 million in the three months ended March 31, 2021 in its Statement of Operations attributable to the increase in the fair value of the warrant liability that resulted from a higher stock price as of March 31, 2021 relative to prior periods, an increase in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approach their scheduled expiration on May 16, 2021. The Company recorded a non-cash gain of approximately $2.6 million in the three months ended March 31, 2020 in its Statement of Operations attributable to the decrease in the fair value of the warrant liability that resulted from a lower stock price as of March 31, 2020 relative to prior periods. No PIPE Warrants were exercised during the three months ended March 31, 2021 and 2020.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2021 (in thousands):

Fair value at January 1, 2021	$199
Increase in fair value	2,396
Fair value at March 31, 2021	$2,595

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2020	March 31, 2021
Expected price volatility	76.25%	56.79%	159.96%
Expected term (in years)	5.00	0.50	0.25
Risk-free interest rates	1.22%	0.09%	0.03%
Stock price	$8.90	$5.77	$7.32
Dividend yield	—	—	—

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase and an investment in a United States government money market fund to be cash equivalents. Changes in the balance of cash and cash equivalents may be affected by changes in investment portfolio maturities, as well as actual cash disbursements to fund operations.

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

Marketable Securities

Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months. The Company invests in high-grade corporate obligations, including commercial paper, and United States government and government agency obligations that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.

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

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
Cash and cash equivalents:
Cash and money market funds	$121,414	$—	$—	$121,414
Total cash, cash equivalents and marketable securities	$121,414	$—	$—	$121,414

December 31, 2020
Cash and cash equivalents:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761

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

The Company’s trade receivables, net, includes amounts billed to the Company’s customers for product sales of FOTIVDA, which is the Company’s first commercial product that was approved by the FDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC after two prior systemic therapies. The Company’s Customers are a limited group of specialty pharmacies and specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low.

The Company’s partnership receivables include amounts due to the Company from licensees and collaborators. The Company has not experienced any material losses related to partnership receivables from individual licensees or collaborators.

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

As of March 31, 2021, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund. During the three months ended March 31, 2021, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of March 31, 2021, the Company’s financial liability that was recorded at fair value consisted of the PIPE Warrant liability.

The fair value of the Company’s loans payable at March 31, 2021 and December 31, 2020 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the loan issuance costs and the deferred financing charge.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$121,414	$—	$—	$121,414
Total cash, cash equivalents and marketable securities	$121,414	$—	$—	$121,414
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$2,595	$2,595

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$199	$199

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

For the three months ended March 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants would be anti-dilutive. In each of the three months ended March 31, 2021 and 2020, the average market prices of the Company’s common stock were below the exercise prices of $10.00 and $12.50 per share for the PIPE Warrants and Offering Warrants, respectively.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Outstanding at March 31,
	2021	2020
Stock options outstanding	3,068	1,556
Offering Warrants outstanding	2,253	2,500
PIPE Warrants outstanding	1,684	1,684
Total	7,005	5,740

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

The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three months ended March 31, 2021 and 2020, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$355	$115
Selling, general and administrative	849	428
Total	$1,204	$543

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2021, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2021. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2021, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of the PIPE Warrant liability, measurement of stock-based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

Accrued Clinical Trial Costs and Contract Research Liabilities

During each of the three months ended March 31, 2021 and 2020, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

In addition to fees earned by the CROs to manage the Company’s clinical trials, the CROs are also responsible for managing payments to the clinical trial sites on the Company’s behalf. There can be significant lag time in clinical trial sites invoicing the CROs. The date on which services are performed, the level of services performed and the cost of such services are often determined based on subjective judgments. The Company makes these judgments based upon the facts and circumstances known to it, such as the terms of the contract and its knowledge of activity that has been incurred, including the number of active clinical sites, the number of patients enrolled, the activities to be performed for each patient, including patient treatment and any imaging, if applicable, the activities to be performed for each patient, and the duration for which the patients will be enrolled in the trial. In the event that the Company does not identify some costs which have begun to be incurred, or the Company under or overestimates the level of services performed or the costs of such services in a given period, its reported expenses for such period would be understated or overstated. The Company currently reflects the effects of any changes in estimates based on changes in facts and circumstances directly in its operations in the period such change becomes known.

With respect to financial reporting periods presented in this Quarterly Report on Form 10-Q, the timing of the Company’s actual costs incurred have not differed materially from its estimated timing of such costs.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-02 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(4) Collaborations and License Agreements

Collaboration Agreement

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca PLC (“AstraZeneca”) to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 (“PD-L1”), in combination with tivozanib as a first-line treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million and $0.4 million in the three months ended March 31, 2021 and 2020, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.4 million as of March 31, 2021.

Out-License Agreements

CANbridge

In March 2016, the Company entered into a collaboration and license agreement (the “CANbridge Agreement”) with CANbridge Life Sciences, Ltd. (“CANbridge”). Under the terms of the CANbridge Agreement, the Company granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, the Company’s potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3), for the diagnosis, treatment and prevention of disease in all countries outside of North America.

Pursuant to the CANbridge Agreement, CANbridge made an upfront payment to the Company of $1.0 million in April 2016, net of $0.1 million of foreign withholding taxes. CANbridge also reimbursed the Company for $1.0 million of certain AV-203 manufacturing costs incurred by the Company prior to entering into the CANbridge Agreement. CANbridge paid this manufacturing reimbursement in two installments of $0.5 million each, one in March 2017 and one in September 2017, net of foreign withholding taxes, following CANbridge’s validation of the manufacturing process for AV-203 for clinical use. In December 2017, CANbridge filed an IND application with the National Medical Products Administration (formerly, the China Food and Drug Administration) (“NMPA”) for a clinical study of AV-203, which CANbridge referred to as CAN017, in esophageal squamous cell carcinoma (“ESCC”). In August 2018, CANbridge obtained regulatory approval of this IND application from the NMPA and, accordingly, the Company earned a $2.0 million development and regulatory milestone payment that was received from CANbridge in August 2018. No further clinical development or additional milestones were achieved by CANbridge as of March 31, 2021.

A percentage of any milestone and royalty payments received by the Company pursuant to the CANbridge Agreement, excluding upfront and reimbursement payments, or under future partnership agreements related to the AV-203 program, were due to Biogen Idec International GmbH (“Biogen”) as a sublicensing fee under the option and license agreement between the Company and Biogen dated March 18, 2009, as amended. The $2.0 million development and regulatory milestone the Company earned in August 2018 for regulatory approval from the NMPA of an IND application for a clinical study of AV-203 in ESCC was subject to this sublicense fee, or $0.7 million, which was paid to Biogen in October 2018.

In March 2021, CANbridge exercised its right to terminate for convenience the CANbridge Agreement. Under the terms of the CANbridge Agreement, the Company expects the transfer of the AV-203 program to be complete in September 2021 and, at that time, the Company will regain worldwide rights to the AV-203 program.

EUSA

In December 2015, the Company entered into an agreement (the “EUSA Agreement”), under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the phase 2 clinical trial of tivozanib in combination with OPDIVO (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represented EUSA’s approximate 50% share of the total costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA of 50% of the total costs for the Company’s phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, including subjects with prior checkpoint inhibitor therapy (the“TIVO-3 trial”), up to $20.0 million, if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”)  for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the three months ended March 31, 2021 and 2020.

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

Accounting Under ASC 606

Under ASC 606, the upfront consideration and regulatory milestones included in the transaction price are being recognized as collaboration and licensing revenue over the Company’s substantive performance period from contract execution in December 2015 through April 2022. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represents the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement is recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period, currently estimated through April 2022.

None of the remaining regulatory-related milestones are included in the transaction price as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis, (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA, (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA, and (iv) efforts by EUSA.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA (tivozanib) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately $0.4 million and $0.3 million in the three months ended March 31, 2021 and 2020, respectively.

The Company recognized total revenues under the EUSA Agreement of approximately $0.9 million and $0.8 million in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $2.1 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period, currently estimated through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
Revenue Type	Date Achieved	2021	2020
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$98
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	79
		$493	$493
Partnership Royalties		361	291
Total		$854	$784

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the three months ended March 31, 2021 (in thousands):

Contract Assets				Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance March 31, 2021
Partnership receivables				$392	$361	$—	$753

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance March 31, 2021
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$512	$—	$(98)	$414
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	817	—	(158)	659
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	408	—	(79)	329
Milestone - German reimbursement approval	2,000	November 2018	December 2018	407	—	(79)	328
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	408	—	(79)	329
Total	$12,500			$2,552	$—	$(493)	$2,059

Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement (the “Biodesix Agreement”) with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab, the Company’s potent humanized IgG1 monoclonal antibody that targets HGF. Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” In September 2020, the Company regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights under the Biodesix Agreement.

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

The Company records reimbursements from Biodesix for expenses related to these trials and drug manufacturing as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the Biodesix Agreement, the Company reduced research and development expenses by approximately $0.1 million and $0.6 million in the three months ended March 31, 2021 and 2020, respectively. The amount due to the Company from Biodesix pursuant to the cost-sharing provision was approximately $0.2 million as of March 31, 2021.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of March 31, 2021, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into an agreement with KKC (the “KKC Agreement”), under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon obtaining marketing approval for tivozanib in the United States.

KKC Agreement

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 NDA filing for tivozanib. Each milestone under the KKC Agreement is a one-time only payment obligation, accordingly, the Company did not owe KKC another milestone payment in connection with the dosing of the first patient in the Company’s TIVO-3 trial, and did not owe a milestone payment to KKC when the Company filed its NDA with the FDA on March 31, 2020. Pursuant to the amendment to the KKC Agreement, KKC waived a one-time milestone payment of $18.0 million otherwise payable by the Company upon obtaining marketing approval for tivozanib in the United States. The Company has no remaining development and commercialization milestone payments due to KKC under the KKC Agreement.

If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KKC Agreement relating to rights the Company retains. The Company is required to pay KKC a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives in respect of research and development reimbursement payments or equity investments, subject to certain limitations. Certain research and development reimbursement payments by EUSA, including the $2.5 million upfront payment in December 2015, the $4.0 million payment in September 2017 upon the receipt of marketing authorization from the European Commission for FOTIVDA and the $2.0 million payment upon EUSA’s election in September 2017 to opt-in to co-develop the TiNivo trial, were not subject to sublicense revenue payments to KKC. In addition, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. The Company would, however, owe KKC 30% of other, non-research and development payments the Company may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approvals for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.

The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC after two prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA. In the three months ended March 31, 2021, the Company recognized approximately $0.1 million in royalties due to KKC on net product sales of FOTIVDA in its Statement of Operations as a component of cost of products sold.

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

August 1, 2019 Amendment to the KKC Agreement

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for US approval of tivozanib, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. On August 2, 2020, KKC’s IND application for a non-oncology use of tivozanib was accepted by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company earned a $2.8 million development milestone payment upon acceptance of the IND pursuant to the KKC Agreement that was received in August 2020. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three months ended March 31, 2021 and 2020.

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

In the third quarter of 2020, the Company increased the transaction price to $27.8 million to include the $2.8 million development milestone that was earned in August 2020 upon the acceptance of KKC’s IND application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company recognized the $2.8 million in consideration as revenue in the third quarter of 2020 as the Company did not have any ongoing performance obligations under the amendment to the KKC Agreement.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Professional fees	$1,931	$1,061
Compensation and benefits	1,668	3,082
Other	1,124	320
Total	$4,723	$4,463

(6) Hercules Loan Facility

On May 28, 2010, the Company entered into a loan and security agreement (the “First Loan Agreement”) with Hercules Capital Inc. and certain of its affiliates (“Hercules”). The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017 (the “2017 Loan Agreement”).

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

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieved Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of March 31, 2021 was 9.65%.

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

On February 1, 2021, the Company entered into the second amendment to the 2017 Loan Agreement (the “2021 Loan Amendment”), which increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, (i) increasing Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, thereby increasing the total amount of unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million, (ii) increasing the amount of net product revenues from sales of FOTIVDA required to achieve Performance Milestone II from $20.0 million to $35.0 million and changing the deadline for achieving Performance Milestone II from December 31, 2021 to April 1, 2022 and (iii) increasing the amount of the financial covenant for the maintenance of an unrestricted cash position from at least $10.0 million to at least $15.0 million from the date the Tranche Two funding is received until the date the Tranche Three funding is received and at least

$10.0 million thereafter through the maturity of the Loan Agreement. In connection with the 2021 Loan Amendment, the Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount.

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

As of March 31, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.6 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million continues to be due on July 1, 2021.

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of March 31, 2021, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the 2020 Loan Amendment.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of March 31, 2021 are as follows (in thousands):

Year Ending December 31:
2021 (remaining nine months)	3,316
2022	11,785
2023	30,097
45,198
Less amount representing interest	(6,976)
Less unamortized discount	(2,563)
Less deferred charges	(3,222)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$32,437

(7) Common Stock

As of March 31, 2021, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 34,360,775 shares were issued and outstanding.

Public Offering – March 2021

On March 26, 2021, the Company completed an underwritten public offering of 6,900,000 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 900,000 shares, at the public offering price of $8.00 per share for gross proceeds of approximately $55.2 million. The net offering proceeds to the Company were approximately $51.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Universal Shelf Registration Statement

On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020

Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of March 31, 2021, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.

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

Public Offering – April 2019 (Offering Warrant Expiration – April 8,2021)

In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”),  including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and expired two years from the date of issuance on April 8, 2021. Any Offering Warrants that had not been exercised for cash prior to their expiration were to be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and were separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants were equity-classified. Accordingly, the net offering proceeds of $22.8 million were recorded within stockholders’ equity (deficit).

In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds, and Offering Warrants exercisable for 2,252,609 shares of common stock were outstanding as of March 31, 2021. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of the Company’s common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than the Company’s closing stock price of $7.01 on April 8, 2021.

Sales Agreement with SVB Leerink

In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of March 31, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

Private Placement – May 2016 (PIPE Warrant Expiration - Scheduled on May 16, 2021)

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants have an exercise price of

$10.00 per share and are exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. As of March 31, 2021, PIPE Warrants exercisable for 80,309 shares of common stock had been exercised, for approximately $0.8 million in cash proceeds, and PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding.

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

Awards may be made under the 2019 Plan for up to the sum of (i) 2,300,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2021, there were 292,420 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the three months ended March, 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,816,690	$11.04	7.53	$170,000
Granted	1,308,138	$9.02
Exercised	—	$—
Forfeited	(57,276)	$8.73
Outstanding at March 31, 2021	3,067,552	$10.22	8.16	$1,634,000
Exercisable at March 31, 2021	1,061,401	$13.79	5.67	$566,000

The aggregate intrinsic value is based upon the Company’s closing stock price of $7.32 on March 31, 2021.

The fair value of stock options subject only to service or performance conditions that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below.

	Three Months Ended March 31,
	2021	2020
Volatility factor	56.17% - 102.66%	94.37% - 94.51
Expected term (in years)	0.25 - 6.25	6.25
Risk-free interest rates	0.06% - 1.13%	1.52% - 1.67%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for United States Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $7.03 and $4.50, respectively.

As of March 31, 2021, there was $12.7 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.4 years.

(9) Legal Proceedings

The Company evaluates developments in legal proceedings on a quarterly basis. The Company records an accrual for loss contingencies to the extent that the Company concludes that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.

As of the date of filing this Quarterly Report on Form 10-Q, there are no outstanding legal proceedings against the Company or its current officers or directors.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report.

Overview

We are an oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for cancer patients. Our strategy is to focus our resources on the development and commercialization of our product candidates in North America, while leveraging partnerships to support development and commercialization in other geographies. With the approval of our first commercial product, FOTIVDA® (tivozanib), in the United States, we have transitioned from a clinical development stage biopharmaceutical company to a commercial and clinical development stage biopharmaceutical company.

FOTIVDA is our lead product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States on March 10, 2021. FOTIVDA is approved in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI. The FDA approval of FOTIVDA is based on our pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in renal cell carcinoma, or RCC, patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which we refer to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.

FOTIVDA became commercially available in the United States on March 22, 2021. We are currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals targeting practicing oncologists. The field force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. In light of the restrictions necessitated by the COVID-19 pandemic, we designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies. FOTIVDA is available to patients through a network of specialty pharmacies and distributors.

We believe there is significant commercial opportunity for FOTIVDA in the United States. We estimate that the current U.S. market for relapsed or refractory RCC therapy is approximately $1.0 billion, including $700 million in the second line and $300 million in the third and fourth lines. As the TIVO-3 trial is the first positive phase 3 study in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy, we believe that FOTIVDA could become a standard of care in the United States in this relapsed or refractory setting.

FOTIVDA, through our partner EUSA Pharma (UK) Limited, or EUSA, is also approved in the European Union, or the EU, New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA has not commercially launched FOTIVDA in France, Germany, Italy or Spain. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional EU countries. However, there is significant competition in the front-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. EUSA has reported to us that to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we are seeking to advance FOTIVDA in additional cancer indications with significant unmet medical needs. We are studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of hepatocellular carcinoma, or HCC, and RCC in phase 2 and phase 3 clinical trials.

We are conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC, or AstraZeneca. The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), AstraZeneca’s monoclonal antibody directed against programmed death-ligand 1, or PD-L1, in the first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy. In January 2021, we presented preliminary results from the phase 1b portion of the DEDUCTIVE trial in a poster session at the 2021 American Society of Clinical Oncology Gastrointestinal, or ASCO GI, Cancers Symposium.

We plan to initiate enrollment in the middle of 2021 in a phase 3 study, which we refer to as the TiNivo-2 Trial, in collaboration with Bristol-Myers Squibb Company, or BMS. We are the sponsor of the study and BMS is supplying OPDIVO® (nivolumab), BMS’s anti-PD-1 therapy, for the study. The TiNivo-2 Trial is a randomized, open-label, controlled phase 3 clinical trial of FOTIVDA in combination with OPDIVO®, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure. We recently received feedback from the FDA regarding the trial design and we expect to commence enrollment in the trial in the middle of 2021.

We are also seeking to advance our pipeline of three wholly owned humanized immunoglobulin G1, or IgG1, monoclonal antibody product candidates: ficlatuzumab, AV-380 and AV-203.

Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor, or HGF. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, pancreatic cancer and acute myeloid leukemia, or AML. We are currently conducting a randomized phase 2 confirmatory study of ficlatuzumab, or the Phase 2 HNSCC Trial, for the potential treatment of HNSCC and we expect to receive top line data from the Phase 2 HNSCC Trial in the middle of 2021. We have initiated manufacturing of the clinical supply for a potential phase 3 clinical trial of ficlatuzumab, and we continue to evaluate opportunities for the further clinical development of ficlatuzumab.

AV-380 is a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15, or GDF15. In December 2020, the FDA approved our investigational new drug application, or IND, for AV-380 for the potential treatment of cancer cachexia, and, in the first quarter of 2021, we initiated a phase 1 clinical trial in healthy volunteers.

AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which we will regain worldwide rights in September 2021. We are exploring AV-203 as a potential oncology treatment.

AV-353 is an IgG1 monoclonal antibody that targets the Notch 3 pathway.

Business Update Regarding COVID-19.  The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations to varying degrees. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our commercialization plans and clinical development programs, as applicable. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. Certain of our operations had been conducted remotely prior to the COVID-19 pandemic, and we have now transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. If the COVID-19 pandemic continues or becomes more severe, it may further impact our ability to maintain that level of productivity, to grow the company as we have anticipated and to execute our commercialization and other long-term business strategies. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A. Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

We do not have a history of generating operating profits and, as of March 31, 2021, we had an accumulated deficit of $643.3 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets.

We may require substantial additional funding to continue to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” for a further discussion of our funding requirements.

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

On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of the payments that we receive upon the sales of FOTIVDA and any future products, to the extent any are successfully commercialized, and license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships. If we or our strategic partners fail to complete the development of our product candidates in a timely manner or to obtain or maintain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

We anticipate that research and development expenses will increase in 2021, principally related to increases for a full year of costs for the medical affairs function in support of the commercial launch of FOTIVDA, ficlatuzumab manufacturing of clinical supply for a potential phase 3 clinical trial in HNSCC, the planned TiNivo-2 trial for the treatment of advanced relapsed or refractory RCC and the conduct of the phase 1 clinical trial of AV-380 in healthy volunteers. These increases will be partially offset by lower costs, principally related to the TIVO-3 trial as it nears completion and costs incurred in 2020 related to the submission of our tivozanib new drug application, or NDA, in March 2020 and related FDA review support that will not be incurred in 2021. The timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

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

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA will continue to increase significantly during the first half of the year principally related to the addition of our salesforce, and continued expansion of our marketing, market access and commercial capabilities and general and administrative support, and will remain consistent at that level in the second half of 2021. Accordingly, the timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2021, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2021, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of the PIPE Warrant liability, measurement of stock-based compensation and estimates of our capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues (in thousands)

	Three Months Ended March 31,		Comparison
	2021	2020	$	%
FOTIVDA product revenue, net	$1,066	$—	$1,066	100%
Partnership revenue - EUSA	854	784	70	9%
Total revenues	$1,920	$784	$1,136	145%

Our total revenues increased by $1.1 million, or 145%, to $1.9 million in the three months ended March 31, 2021 from $0.8 million in the same period in 2020, principally due to the commencement of commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Partnership revenues from EUSA increased by $70,000, or 9%, in the three months ended March 31, 2021 from the same period in 2020.

FOTIVDA Product Revenue, Net (in thousands)

	Three Months Ended March 31,		Comparison
	2021	2020	$	%
Gross product revenue	$1,256	$—	$1,256	100%
Discounts and allowances	(190)	—	(190)	100%
Product revenue, net	$1,066	$—	$1,066	100%

We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Cost of Products Sold (in thousands)

	Three Months Ended March 31,		Comparison
	2021	2020	$	%
Cost of products sold	$138	$—	$138	100%
Gross margin %	87%	—	87%	100%

We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to Kyowa Kirin Co. (KKC) on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for FOTIVDA. We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs, which favorably impacted our gross margin. We anticipate that gross margins will be in the mid-to-high 80th percentile for the remainder of 2021.

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Comparison
	2021	2020	$	%
Tivozanib	$3,856	$6,161	$(2,305)	(37)%
AV-380	766	718	48	7%
Ficlatuzumab	450	579	(129)	(22)%
Overhead	725	368	357	97%
Total research and development expenses	$5,797	$7,826	$(2,029)	(26)%

Our total research and development expenses decreased by $2.0 million, or 26%, to $5.8 million in the three months ended March 31, 2021 from $7.8 million in the same period in 2020, principally due to a decrease of $2.3 million in tivozanib-related expenses.

Tivozanib expenses decreased by $2.3 million, or 37%, in the three months ended March 31, 2021 as compared to the same period in 2020. The $2.3 million decrease was principally related to $3.7 million in costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2021 related to the tivozanib NDA for RCC, including $0.8 million related to the completion of the NDA submission and the $2.9 million application user fee pursuant to the Prescription Drug User Fee Act that was due upon the filing of the tivozanib NDA on March 31, 2020, and $0.5 million related to lower expenses in connection with the TIVO-3 trial as it nears completion, partially offset by $1.6 million in costs incurred in the first quarter of 2021 that were not incurred in the first quarter of 2020, including $1.1 million related to the conduct of start-up activities for the planned TiNivo-2 trial and $0.5 million related to the medical affairs function in support of the commercial launch of FOTIVDA.

AV-380 expenses increased by $48,000, or 7%, in the three months ended March 31, 2021 as compared to the same period in 2020, principally due to the commencement of the phase 1 clinical trial of AV-380 in healthy volunteers in the first quarter of 2021, partially offset by a decrease in pre-clinical development costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2021.

Ficlatuzumab expenses decreased by $0.1 million, or 22%, in the three months ended March 31, 2021 as compared to the same period in 2020, principally due to an increase of $0.4 million related to the conduct of ficlatuzumab manufacturing of clinical supply for a potential phase 3 clinical trial in HNSCC, offset by a $0.5 million decrease related to costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2021 in connection with the discontinued phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial, net of cost sharing with Biodesix.

We anticipate that research and development expenses will increase in 2021, principally related to increases for a full year of costs attributable to the medical affairs function supporting the commercial launch of FOTIVDA, ficlatuzumab manufacturing of clinical supply for a potential phase 3 clinical trial in HNSCC, the planned TiNivo-2 trial for the treatment of advanced relapsed or refractory RCC and the conduct of the phase 1 clinical trial of AV-380 in healthy volunteers. These increases will be partially offset by lower costs, principally related to the TIVO-3 trial as it nears completion and costs incurred in 2020 related to the submission of our tivozanib NDA in March 2020 and related FDA review support that will not be incurred in 2021. The timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended
	March 31,		Comparison
	2021	2020	$	%
Selling, general and administrative expenses	$15,100	$3,672	$11,428	311%

Selling, general and administrative expenses increased by $11.4 million, or 311%, to $15.1 million in the three months ended March 31, 2021 from $3.7 million in the same period in 2020. The $11.4 million increase was principally due to $11.3 million in total increases, including: (i) $9.4 million in commercial launch-readiness initiatives incurred in the first quarter of 2021 that were not incurred in the same period in 2020, including $4.6 million in compensation and recruiting costs related to the growth in our commercial infrastructure, including the hiring of the salesforce, and $4.8 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $1.1 million in other professional fees, and (iii) $0.8 million in other compensation-related costs.

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA will continue to increase significantly during the first half of the year principally related to the addition of our salesforce, and continued expansion of our marketing, market access and commercial capabilities and general and administrative support, and will remain consistent at that level in the second half of 2021. Accordingly, the timing and nature of contemplated activities in 2021 will be conducted subject to the availability of sufficient financial resources.

Change in Fair Value of PIPE Warrant Liability (in thousands)

	Three Months Ended March 31,		Comparison
	2021	2020	$	%
Change in fair value of PIPE Warrant liability	$(2,396)	$2,648	$(5,044)	(190)%

In May 2016, we issued PIPE Warrants, or the PIPE Warrants, in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants are subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In the three months ended March 31, 2021, we recorded an approximate non-cash loss of $2.4 million in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that resulted from a higher stock price of $7.32 on March 31, 2021 compared to the stock price of $6.20 on December 31, 2020, an increase in our stock volatility rate and a shorter remaining term as the PIPE Warrants approach the scheduled expiration on May 16, 2021. The $2.4 million non-cash loss recognized in the first quarter of 2021, assuming no PIPE Warrants are exercised, will be fully reversed upon the May 16, 2021 expiration.

In the three months ended March 31, 2020, we recorded an approximate non-cash gain of $2.6 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $3.62 on March 31, 2020 compared to the stock price of $6.20 on December 31, 2019.

Interest Expense, net (in thousands)

	Three Months Ended
	March 31,		Comparison
	2021	2020	$	%
Interest expense, net	$(611)	$(315)	$(296)	94%

Interest expense, net increased by $0.3 million, or 94%, in the three months ended March 31, 2021 as compared to the same period in 2020. This increase was principally due to higher loan balances on a quarter-to-quarter basis under the 2020 Loan Amendment that was entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment.

We anticipate that interest expense, net will increase in 2021 due to the $35.0 million loan balance as of March 31, 2021 and the extended interest-only period through September 30, 2022 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of March 31, 2021 we had cash and cash equivalents of approximately $121.4 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity. Currently, our funds are invested in a United States government money market fund.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(18,334)	$(11,687)
Net cash provided by investing activities	—	7,748
Net cash provided by (used in) financing activities	77,987	(2,389)
Net increase (decrease) in cash and cash equivalents	$59,653	$(6,328)

Our operating activities used cash of $18.3 million and $11.7 million in the three months ended March 31, 2021 and 2020, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities provided cash of $7.7 million in the three months ended March 31, 2020 and none in the three months ended March 31, 2021, principally due to net changes in the maturities and purchases of marketable securities in the first quarter of 2020. We did not have any marketable securities in the first quarter of 2021.

Our financing activities provided cash of $78.0 million in the three months ended March 31, 2021 and used cash of $2.4 million in the three months ended March 31, 2020. In 2021, we raised approximately $78.0 million in funding, including approximately $51.6 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants. In 2020, we paid approximately $2.4 million in principal payments pursuant to our 2017 Loan Agreement with Hercules.

Hercules Loan Facility ($45 Million Loan Facility - $10 Million Committed Funding Remaining)

On May 28, 2010, the Company entered into a loan and security agreement, or the First Loan Agreement with Hercules. The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017, or the 2017 Loan Agreement. On August 7, 2020, we entered into a first amendment to the 2017 Loan Agreement or the 2020 Loan Amendment, to provide us, subject to certain terms and conditions, with additional term loans in an aggregate principal amount of up to $35.0 million, or the 2020 Loan Facility, to be used to repay in full the 2017 Loan Agreement and for general working capital purposes. The 2020 Loan Facility was made available to us in four tranches, the first of which, in the amount of $15.0 million, was made available to us immediately upon the closing of the 2020 Loan Amendment. We used the $15.0 million in proceeds of the first tranche as follows: approximately $9.7 million was used to repay the outstanding balance of the 2017 Loan Agreement in full, and approximately $5.3 million was used for general working capital purposes. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

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

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity of the loans from July 1, 2021 until September 1, 2023, which is extendable to September 1, 2024 upon our option if the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending September 30, 2021, which period may be extended through September 30, 2022 provided we achieved Performance Milestone I, and further extendable through March 31, 2023 if the Tranche Three funding has occurred, and (iii) revising the interest rate to the greater of 9.65% and an amount equal to 9.65% plus the prime rate minus 3.25% (subject to a 15% cap). Principal payments are scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of March 31, 2021 was 9.65%.

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

On February 1, 2021, we entered into the 2021 Loan Amendment. The 2021 Loan Amendment increased the aggregate principal amount of loans available under the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment also (i) increased Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, (ii) increased the amount of net product revenues from sales of FOTIVDA required for us to achieve Performance Milestone II from $20.0 million to $35.0 million, and changed the deadline for achieving Performance Milestone II from December 31, 2021 to April 1, 2022, and (iii) increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant during the period between receiving Tranche Two funding and Tranche Three funding from $10.0 million to $15.0 million. In connection with the 2021 Loan Amendment, we incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount.

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

As of March 31, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.6 million and $1.2 million as of March 31, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million continues to be due on July 1, 2021.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2021, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the Loan Agreement.

Public Offering – March 2021

On March 26, 2021, we completed an underwritten public offering of 6,900,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 900,000 shares, at the public offering price of $8.00 per share for gross proceeds of approximately $55.2 million. The net offering proceeds to us were approximately $51.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)

In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of March 31, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

Universal Shelf Registration Statement

On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of March 31, 2021, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

Public Offering – April 2019 (Offering Warrant Expiration – April 8, 2021)

In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and expired two years from the date of issuance on April 8, 2021. Any Offering Warrants that had not been exercised for cash prior to their expiration were to be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and were separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds, and Offering Warrants exercisable for 2,252,609 shares of our common stock were outstanding as of March 31, 2021. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of our common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than our closing stock price of $7.01 on April 8, 2021.

Private Placement / PIPE Warrants (PIPE Warrant Expiration - Scheduled on May 16, 2021)

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants have an exercise price of $10.00 per share and are exercisable in any manner at any time for a period of five years from the date of issuance. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. As of March 31, 2021, PIPE Warrants exercisable for 1,683,933 shares of common stock were outstanding, at an exercise price of $10.00 per share, with a scheduled expiration date of May 16, 2021.

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

During the three months ended March 31, 2021, we received approximately $78.0 million in equity and loan funding, including approximately $51.6 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants.

We believe that our $121.4 million in cash and cash equivalents as of March 31, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Form-10Q.

In 2021, we anticipate commercial operating expenses will be approximately $40.0 million, gross margins will be in the mid-to-high 80th percentile, research and development expenses will be approximately $40.0 million in support of our existing pipeline plans, and general and administrative expenses will remain at the level incurred in the first quarter of this year.

However, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

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

We may require substantial additional funding to continue to advance our pipeline of clinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all or if we were to default under the Loan Agreement, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:

•	delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments

There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021, except as discussed below.

On March 11, 2021, we completed the $20.0 million drawdown of Tranche Two funding under the 2021 Loan Amendment with Hercules that was made available in connection with the achievement of Performance Milestone I upon FDA approval of FOTIVDA on March 10, 2021. The achievement of Performance Milestone I extended the interest-only period by twelve months from September 30, 2021 to September 30, 2022. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Hercules Loan Facility” below, as well as Note 6, “—Hercules Loan Facility” of the Notes to our consolidated financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this Quarterly Report on Form 10-Q, there are no outstanding legal proceedings against us or our current officers or directors.

Item 1A.	Risk Factors

You should carefully consider the risks described below in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating expenses for the foreseeable future. It is uncertain if we will ever achieve or sustain profitability.

We have a history of incurring operating losses and as of March 31, 2021, we had an accumulated deficit of $643.3 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.

If we do not effectively manufacture, market and sell FOTIVDA in the United States and if we do not successfully develop, obtain and maintain regulatory approval for our existing and future pipeline of product candidates we may never generate sufficient revenues from product sales to support our cost structure in order to attain or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the market price of our common stock and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We may require substantial additional funding to advance our pipeline of clinical stage assets, and a failure to obtain this necessary capital when needed would force us to delay, limit, reduce or terminate our research, product development or commercialization efforts.

We believe that our $121.4 million in cash and cash equivalents as of March 31, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Report on Form10-Q.

However, there are numerous risks and uncertainties associated with the research, development and commercialization of pharmaceutical products including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number of product candidates we pursue as well as the development needs and opportunities for each product candidate;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us;
•	the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any;
•	general economic, industry and market conditions; and
•	the impact of COVID-19 on our operations, business and prospects.

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

Other than the marketing approvals for FOTIVDA received by our partner EUSA and the FDA marketing approval for FOTIVDA received in the United States in March 2021, all of our product candidates are in the development stage. We have not yet demonstrated our ability to manufacture a commercial scale medicine, or arrange for a third-party to do so on our behalf, or conduct significant sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing our product candidates. In addition, as a newly commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Risks Related to Development and Commercialization of Our Product Candidates

In the near term, we are substantially dependent on the success of FOTIVDA (tivozanib). If we are unable to successfully commercialize FOTIVDA or maintain marketing approval for FOTIVDA in its approved indication, or if we are unable to complete planned or ongoing clinical development of tivozanib to obtain marketing approval for tivozanib in other indications, either alone or with our collaborators, or if we experience significant delays in doing so, our business could be substantially harmed.

Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or through EUSA, in those countries outside the United States where FOTIVDA is currently approved. We are also dependent on the success of tivozanib in clinical development and our ability to obtain additional marketing approvals for tivozanib in one or more other indications.

The success of FOTIVDA will depend on a number of factors, including the following:

•	our ability to successfully commercially launch FOTIVDA in the United States;
•	commercial acceptance by patients, the medical community and third-party payors;
•	our ability to gain access to customers during the COVID-19 pandemic;
•	our ability to successfully enroll and complete clinical trials of tivozanib, including the DEDUCTIVE trial and the TiNivo-2 trial;
•	a continued acceptable safety, tolerability and efficacy profile that is satisfactory to applicable regulatory authorities following any marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities such as the FDA;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any future post-marketing approval commitments to applicable regulatory authorities;
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

If FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the advantages of the product compared to competitive therapies;
•	the number of competitors approved for similar uses;
•	our ability to gain access to customers during the COVID-19 pandemic;
•	the relative promotional effort and success of us as compared with our competitors;
•	the prevalence and severity of any side effects;
•	how the product is positioned in physician treatment guidelines and pathways;
•	our ability to offer the product for sale at competitive prices;
•	the product’s tolerability, convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including use restrictions, contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	the timing of market introduction of our approved products as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

In addition to our dependence on the success of FOTIVDA, we depend heavily on the success of our clinical stage assets, including tivozanib (in other indications), ficlatuzumab and AV-380. Preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.

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

We depend heavily on the success of our clinical stage assets and our clinical trials may not be successful. For instance, we have previously reported promising early clinical data on ficlatuzumab in HNSCC and we expect to receive top line data from the Phase 2 HNSCC Trial in the middle of 2021. If the results of this clinical trial are unfavorable, this would set us back. Further, we have initiated manufacturing of the clinical supply for a potential phase 3 clinical trial of ficlatuzumab and our investment may be lost if we were unable to move forward in a timely manner with a phase 3 clinical trial of ficlatuzumab.

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

•

it is possible that even if one or more of our product candidates has a beneficial effect, that effect (a) will not be detected during preclinical or clinical evaluation or (b) may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials;

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
•

the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of the benefits of FOTIVDA over alternative treatment options;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive or integrated product offerings; and
•	unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of FOTIVDA, impact our ability to generate revenue and harm our business.

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

We may not obtain additional marketing approvals for tivozanib in other indications or initial approval for our other product candidates.

We may not obtain additional marketing approvals for our product candidates. It is possible that the FDA or comparable foreign regulatory agencies may refuse to accept for substantive review any future application that we or a collaborator may submit to market and sell our product candidates, or that any such agency may conclude after review of our or our collaborator’s data that such application is insufficient to obtain marketing approval of our product candidate.

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

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, in June 2013, we suffered such a setback when the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib did not adversely affect overall survival (“OS”). We then designed and initiated our TIVO-3 trial to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL, which took time and resources and delayed our efforts to obtain marketing approval for tivozanib in the United States.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including differences in the size, type and geography of the patient populations, changes in trial procedures set forth in protocols, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us or the trial results. Risks inherent in conducting international clinical trials include:

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

The biotechnology and pharmaceutical industries are highly competitive, and our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of product candidates.  Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are focusing on the research and development of small molecules and antibodies for cancer treatment. Many of our competitors have greater financial, technical and human resources than we do. Established competitors may invest heavily to discover and develop novel compounds that could make our product candidates obsolete.

For instance, there are several therapies in clinical development for RCC, HCC and HNSCC that may alter the competitive landscape for the treatment of these cancers. As such, it is difficult to predict how these changes will inform our perspective on the key competitors for our products in RCC, HCC and HNSCC in the future. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to obtain approval, to overcome price competition and to be commercially successful.

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

We believe that our ability to compete will depend on our ability to execute on the following objectives:

•	design studies, execute on development plans and commercialize products that are competitive to other products in the market in terms of, among other things, safety, efficacy, convenience or price;
•	obtain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status;
•	collaborate with others in the design, development and commercialization of our products; and
•	evaluate and pursue strategic business development and partnership opportunities for our programs.

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

We face a risk of product liability as a result of the commercialization of FOTIVDA and the clinical testing of our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit the development or commercialization of our product candidates. Even a successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•	decreased commercial demand for FOTIVDA, resulting in loss of revenue;
•	delay or termination of our clinical trials, or the withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	the inability to develop or commercialize our product candidates;
•	injury to our reputation and negative media attention; and
•	a decline in our stock price.

Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Insurance coverage is becoming increasingly expensive. We increased our insurance coverage for the commercialization of FOTIVDA and we will need to increase our insurance coverage further if we commercialize any of our other products that receive marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.

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

We rely on third-party manufacturers and third-party suppliers to produce, supply, store and transport our preclinical and clinical product candidate supplies, and we rely on third-parties to produce, store and distribute commercial supplies of FOTIVDA. Any failure by a third-party manufacturer or a third-party supplier to produce or provide supplies for us or to safely store product candidate supplies and commercial supplies of FOTIVDA may delay or impair our ability to complete our clinical trials or commercialize our product candidates.

We have relied upon third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. If we are unable to arrange for third-party manufacturing sources, or to do so on commercially reasonable terms, we may not be able to complete development of such product candidates or to market them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party for regulatory compliance, quality assurance and safe-keeping of our product candidate supplies, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control, failure of the third-party to accept orders for supply of drug substance or drug product and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to current good manufacturing practices, or cGMPs. Any failure by our third-party manufacturers to comply with cGMPs or failure to scale-up manufacturing processes as needed, including any failure to safely transport and deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

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

We rely on third parties to securely store product candidate supplies and commercial supplies of FOTIVDA. While we have sought to protect our product candidate supplies and commercial supplies of FOTIVDA through diversification of storage locations, there are times when such supplies may be placed in jeopardy due to unforeseen circumstances. If our product candidate supplies or commercial supplies of FOTIVDA were lost, destroyed or otherwise compromised, it would delay or impair our ability to complete clinical trials and commercialize FOTIVDA.

We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain European countries and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue.

In December 2015, we entered into the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize FOTIVDA in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. We have limited contractual rights to force EUSA to invest significantly in the commercialization of FOTIVDA in jurisdictions covered by the EUSA Agreement. For instance, under the EUSA Agreement, EUSA is not required to opt into the data from the Tivo-3 trial to seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting and, to date, has not chosen to do so. In the event that EUSA fails to adequately commercialize tivozanib because it lacks adequate financial or other resources, decides to focus on other initiatives or otherwise, our ability to successfully commercialize tivozanib in the applicable jurisdictions would be limited, which would adversely affect our business, financial condition, results of operations and prospects.

In addition, the EUSA Agreement may be terminated by either party upon prior written notice. If EUSA terminated the EUSA Agreement, we may not be able to secure an alternative distributor in the applicable territories on a timely basis or at all, in which case our ability to generate revenues from the sale of tivozanib, outside the United States would be materially harmed.

Further, while EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional EU countries, there is significant competition in the front-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval in and commercially launch FOTIVDA in additional EU countries and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.

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

Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. Furthermore, we may not be able to maintain such strategic partnerships. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it was evaluating alternative development plans for AV-203, which would delay the initiation of clinical trials of AV-203. Then, in March 2021, CANbridge exercised its right to terminate the CANbridge Agreement for convenience. Under the terms of the CANbridge Agreement, we expect the transfer of the AV-203 program to be complete in September 2021, which will delay the initiation of clinical trials of AV-203 even further. In addition, if the AV-203 program is not properly or timely transferred to us or data related to the AV-203 program is lost, destroyed or compromised, it would delay or hinder entirely our ability to advance the AV-203 program.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain European countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which is scheduled to expire in 2022, and a second U.S. patent covering a crystalline form of tivozanib, which is scheduled to expire in 2023. In view of the length of time tivozanib had been under regulatory review at the FDA, a patent term extension of up to five years may be available. Although we plan to apply for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all.

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

If we or one of our strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. In addition, if we have a product approved by the FDA (for example, if the FDA approves our tivozanib product candidate), generic manufacturers could challenge the patents covering the approved product as part of the process of obtaining regulatory approval via an abbreviated new drug application, or ANDA. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business.

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
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites or the ability of employees at any of our contract manufacturing organizations, or CMOs, or CROs to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;

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

For example, some of the clinical trial sites for our DEDUCTIVE trial have suspended enrollment at times due to COVID-19 related hospital and governmental restrictions. Enrollment has occurred at a slower pace than initially forecasted prior to the onset of the pandemic, and we cannot guarantee the future pace of enrollment. In addition, in-person monitoring visits are currently on hold at certain of the clinical trial sites in our DEDUCTIVE trial and to the extent possible, due to the COVID-19 pandemic, monitoring is being conducted remotely. We do not yet know whether remote management of this function will prove to be sufficient. The extent of any adverse impact on our clinical trials will depend on numerous evolving factors that cannot be predicted with any level of certainty. In addition, in March 2020 we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the ficlatuzumab clinical trial supply.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of FOTIVDA and any product candidate for which we may obtain marketing approval in the future. Our arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute FOTIVDA and any products for which we may obtain marketing approval in the future. Restrictions under applicable federal and state healthcare laws and regulations include the federal Anti-Kickback Statute, the False Claims Act, Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act. There are also analogous state and foreign laws and regulations that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and may require manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results. We have implemented a corporate compliance program designed to ensure that we will market and sell FOTIVDA and any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court agreed to hear this case and a ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Further, President Trump issued five executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate.   The Biden administration has agreed to delay for a year the implementation of one of President Trump’s signature drug pricing policies. The policy at issue would have prevented drug makers and middlemen from negotiating rebates on prescription drugs. The prohibition was scheduled to go into effect in January 2022, but the Biden administration agreed to delay it until 2023.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the California Consumer Privacy Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management personnel. We are highly dependent upon our senior management, as well as others on our management team. The loss of services of employees and, in particular, of a member of management could delay or prevent our ability to successfully commercialize FOTIVDA in the United States, our ability to successfully maintain or enter into new licensing arrangements or collaborations, the successful development of our product candidates, the completion of our planned clinical trials or the commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.

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

In addition, during the course of our operations, our directors, executives, employees and consultants may have access to material nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director, executive, employee or consultant from trading in our common stock on the basis of, or while having access to, material nonpublic information. If a director, executive, employee or consultant was to be investigated, or an action was to be brought against a director, executive, employee or consultant for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	announcements relating to our product, FOTIVDA, including as it relates to commercial launch performance, sales and any future regulatory matters;
•	new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•	actual or anticipated results from and any delays in our clinical trials;
•	sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our preclinical studies, clinical trials, commercial activities and other operations specifically;
•	the results of regulatory reviews and other regulatory correspondence relating to our product, product candidates or our clinical trials;
•	the results of our efforts to develop, acquire or in-license additional product candidates or products;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	announcements by us of material developments in our business, financial condition, partnerships and/or operations;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•	additions or departures of key scientific or management personnel;
•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	actual or anticipated changes in revenue, expense or earnings estimates, development timelines or recommendations by securities analysts; and
•

general economic and market conditions on our industry and market conditions, and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies.

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

We set goals and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-380 and AV-203. The actual timing of these events can vary significantly due to a number of factors, including those discussed in “Part II, Item 1A. Risk Factors.” As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned, that we will be successful in our commercial launch or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Our common stock is currently listed on the Nasdaq Capital Market, or Nasdaq. We are required to meet specified requirements to maintain our listing on Nasdaq, including a minimum market value of listed securities of $35.0 million, a minimum bid price of $1.00 per share for our common stock and other continued listing requirements.

In the past we have, from time to time, received deficiency letters from Nasdaq as a consequence of our failure to satisfy such requirements. Although we have been able to regain compliance with the listing requirements within the manner and time periods prescribed by Nasdaq in the past, there can be no assurance that we will be able to maintain compliance with the Nasdaq continued listing requirements in the future or regain compliance with respect to any future deficiencies. If we fail to satisfy Nasdaq’s continued listing requirements, we may transfer to the OTC Bulletin Board, which generally has lower financial requirements for initial listing, to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the OTC Bulletin Board. Having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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
•

costs associated with lawsuits against us or other litigation in which we may become involved, including the lawsuits described elsewhere in this Quarterly Report on Form 10-Q under “Part II, Item 1. – Legal Proceedings”;

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

As of March 31, 2021, we had approximately $121.4 million of cash and cash equivalents, consisting of cash on deposit with banks and in a U.S. government money market fund. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, by and among the registrant, Hercules Capital, Inc. and the other lenders named therein	10Q	001-34655	08/10/2020	10.1

10.2†	Clinical Trial Collaboration and Supply Agreement, dated January 23, 2021, by and between the Registrant and Bristol-Myers Squibb Company					X

10.3†	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement, dated January 26, 2021, by and between the Registrant and Bristol-Myers Squibb Company					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 10, 2021	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer