Form 10-Q
period 2021-06-30
AVEO PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 1325879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 30, 2021: 34,373,995

AVEO PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including, without limitation, statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to the therapeutic potential of product candidates; any expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•	our plans surrounding the launch and commercialization of FOTIVDA;
•	our plans to develop our clinical stage assets and commercialize our product candidates;
•	our manufacturing, marketing and sales capabilities and strategy;
•	the rate and degree of market acceptance and clinical utility of our products;
•	the initiation, timing, progress and results of future clinical trials, and our development programs;
•	our ability to secure new collaborations, maintain existing collaborations or obtain additional funding;
•	our intellectual property position;
•	the potential of ficlatuzumab, AV-380 or other product candidates that we in-license, or may elect to in-license, or may acquire in the future;
•	the timing or likelihood of regulatory filings and approvals;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our competitive position;
•	developments and projections relating to our competitors and our industry;
•	impacts resulting from the COVID-19 pandemic and responsive actions relating thereto;
•	our estimates of the period in which we anticipate that existing cash, cash equivalents and investments will enable us to fund our current and planned operations; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates. All of the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

The forward-looking statements included in this quarterly report represent our estimates as of the filing date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

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

•

We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

•

We depend heavily on the success of our product, FOTIVDA, and on our clinical stage assets, including tivozanib (in other indications), ficlatuzumab and AV-380. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, our business will be materially harmed.

•

The COVID-19 pandemic has adversely disrupted our ability to commercialize FOTIVDA, to manufacture clinical and commercial product and to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business and operations.

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

•

Any failure by a third-party manufacturer or a third-party supplier to timely produce or provide required manufacturing supplies for us or to safely store product candidate supplies and commercial supplies of FOTIVDA may delay or impair our ability to manufacture product, initiate or complete our clinical trials or commercialize our product candidates.

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

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$74,735	$61,761
Marketable securities	28,185	—
Trade receivables, net	4,220	—
Partnership receivables	1,365	1,197
Clinical trial retainers	482	355
Other prepaid expenses and other current assets	2,753	2,195
Total current assets	111,740	65,508
Property and equipment, net	310	343
Operating lease right-of-use asset	676	903
Other assets	258	158
Total assets	$112,984	$66,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,162	$3,380
Accrued clinical trial costs and contract research	4,819	4,550
Other accrued liabilities	6,779	4,463
Operating lease liability	324	369
Loans payable, net of discount	—	1,056
Deferred revenue	1,565	1,974
Deferred research and development reimbursements	36	164
PIPE Warrant liability (Note 7)	—	199
Other liabilities (Note 6)	790	790
Total current liabilities	17,475	16,945
Loans payable, net of current portion and discount	32,725	12,716
Deferred revenue, non-current	—	578
Operating lease liability, non-current	149	336
Other liabilities, non-current (Note 6)	2,432	1,043
Total liabilities	52,781	31,618
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at each of June 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value: 50,000 shares authorized at June 30, 2021 and December 31, 2020; 34,374 shares issued and outstanding at June 30, 2021 and 26,883 issued and outstanding at December 31, 2020	34	27
Additional paid-in capital	717,093	656,472
Accumulated deficit	(656,924)	(621,205)
Total stockholders’ equity	60,203	35,294
Total liabilities and stockholders’ equity	$112,984	$66,912

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
FOTIVDA U.S. product revenue, net	$6,735	$-	$7,801	$-
Partnership licensing and royalty revenue	821	749	1,675	1,533
	7,556	749	9,476	1,533
Operating expenses:
Cost of products sold	822	-	960	-
Research and development	6,878	4,419	12,675	12,245
Selling, general and administrative	14,920	3,737	30,020	7,409
	22,620	8,156	43,655	19,654
Loss from operations	(15,064)	(7,407)	(34,179)	(18,121)
Other income (expense), net:
Interest expense, net	(1,128)	(349)	(1,739)	(664)
Change in fair value of PIPE Warrant liability	2,595	450	199	3,098
Other income (expense), net	1,467	101	(1,540)	2,434
Net loss	$(13,597)	$(7,306)	$(35,719)	$(15,687)

Net loss per share - basic and diluted	$(0.40)	$(0.42)	$(1.16)	$(0.94)
Weighted average number of common shares outstanding	34,362	17,364	30,915	16,722

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,597)	$(7,306)	$(35,719)	$(15,687)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(1)	—	(1)
Comprehensive loss	$(13,597)	$(7,307)	$(35,719)	$(15,688)

See accompanying notes.

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares
	Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.5 million)	6,900	7	51,711	—	—	51,718
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Stock-based compensation expense related to equity- classified awards	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at March 31, 2021	34,361	$34	$715,856	$—	$(643,327)	$72,563
Stock-based compensation expense related to equity-classified awards	—	—	1,169	—	—	1,169
Issuance of common stock under employee stock purchase plan	13	—	68	—	—	68
Net loss	—	—	—	—	(13,597)	(13,597)
Balance at June 30, 2021	34,374	$34	$717,093	$-	$(656,924)	$60,203

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

AVEO PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(35,719)	$(15,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	4
Stock-based compensation	2,373	1,121
Non-cash interest expense	428	200
Non-cash change in fair value of PIPE Warrant liability	(199)	(3,098)
Amortization of premium and discount on investments	10	(81)
Changes in operating assets and liabilities:
Trade receivables, net	(4,220)	—
Partnership receivables	(168)	423
Prepaid expenses and other current assets	(685)	(347)
Operating lease right-of-use asset	227	(1,278)
Other non-current assets	(100)	—
Accounts payable	(219)	319
Accrued contract research	269	(680)
Other accrued liabilities	2,316	(215)
Operating lease liability	(45)	451
Deferred revenue	(987)	(987)
Deferred research and development reimbursements	(128)	166
Operating lease liability, non-current	(187)	473
Net cash used in operating activities	(37,001)	(19,216)
Investing activities
Purchases of marketable securities	(28,195)	(28,139)
Proceeds from maturities and sales of marketable securities	—	20,400
Purchases of property and equipment	—	(100)
Net cash used by investing activities	(28,195)	(7,839)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	55,095	24,111
Proceeds from issuance of common stock and warrants to related parties	—	23,644
Proceeds from warrant exercises	3,092	—
Proceeds from issuance of stock for stock-based compensation arrangements	68	18
Proceeds from issuance of loan payable	20,000	—
Payment on principal of loan payable (Note 6)	—	(4,833)
Payment of debt issuance costs	(85)	—
Net cash provided by financing activities	78,170	42,940
Net increase in cash and cash equivalents	12,974	15,885
Cash and cash equivalents at beginning of period	61,761	29,785
Cash and cash equivalents at end of period	$74,735	$45,670
Supplemental cash flow information
Cash paid for interest	$1,171	$681
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$1,225

See accompanying notes.

AVEO Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(1) Organization

AVEO Pharmaceuticals, Inc. (the “Company”) is a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. The Company currently markets FOTIVDA® (tivozanib) in the U.S. for the treatment of adult patients with relapsed or refractory renal cell carcinoma (“RCC”) following two or more prior systemic therapies. The Company continues to develop FOTIVDA in immuno-oncology combinations in RCC and other indications, and has several other investigational programs in clinical development.

FOTIVDA is the Company’s lead product and was approved by the U.S. Food and Drug Administration (“FDA”), for marketing and sale in the United States on March 10, 2021. FOTIVDA is approved in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor (“VEGFR”) tyrosine kinase inhibitor (“TKI”). The FDA approval of FOTIVDA is based on the Company’s pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in renal cell carcinoma (“RCC”) patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which the Company refers to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects. FOTIVDA became commercially available in the United States on March 22, 2021. The Company is currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals calling on practicing oncologists. FOTIVDA is available to patients through a network of specialty pharmacies and distributors.

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company is seeking to advance FOTIVDA in additional cancer indications with significant unmet medical needs. The Company is studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma (“HCC”).

The Company plans to initiate enrollment during the third quarter of 2021 in a phase 3 clinical trial (the “TiNivo-2 Trial”) in collaboration with Bristol-Myers Squibb Company (“BMS”). The TiNivo-2 Trial is a randomized, open-label, controlled phase 3 clinical trial of FOTIVDA in combination with OPDIVO®, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure. The Company is the sponsor of the study and BMS is supplying OPDIVO® (nivolumab), BMS’s antibody directed against programmed death ligand-1 (“PD-1”) therapy, for the trial. The TiNivo-2 Trial will seek to further understand the activity and tolerability of this combination following prior immunotherapy.

The Company is conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC (“AstraZeneca”). The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab), AstraZeneca’s monoclonal PD-1 therapy. The DEDUCTIVE trial was recently amended to include patients with advanced, unresectable HCC who have progressed after front line bevacizumab and atezolizumab treatment as well as first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy. Enrollment for the DEDUCTIVE trial continues and is expected to be completed in the first half of 2022, which is a delay from the Company’s previous expectation for enrollment to be completed by the end of 2021.

FOTIVDA, through the Company’s partner EUSA Pharma (UK) Limited (“EUSA”), is also approved in the European Union (“EU”), New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA has not commercially launched FOTIVDA in France or Italy, among other countries in their territory. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional EU countries. However, there is significant competition in the front-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. EUSA has reported to us that to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.

The Company is also seeking to advance its pipeline of three wholly owned humanized immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates: ficlatuzumab, AV-380 and AV-203 (AV-203 will be wholly owned as of September 2021).

Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor (“HGF”). The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”) pancreatic cancer and acute myeloid leukemia (“AML”). In June 2021, the Company announced results from the randomized phase 2 confirmatory study of ficlatuzumab (the “Phase 2 HNSCC Trial”), for the potential treatment of HNSCC in a poster session at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting.

The Company continues to evaluate opportunities for the further clinical development of ficlatuzumab, including a potential registrational study of ficlatuzumab in the human papillomavirus negative HNSCC patient population. In 2020, the Company contracted with a contract manufacturing organization (“CMO”) to manufacture the clinical supply for this potential registrational trial of ficlatuzumab. However, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed significantly due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, and will require the Company to delay the start date of this potential registrational trial until 2023.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2021, the Company has financed its operations primarily through private placements and public offerings of its common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, protecting its intellectual property and general and administrative functions relating to these operations.

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

The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $656.9 million as of June 30, 2021. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical stage assets. The Company may require substantial additional funding to advance its pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources.

As of August 5, 2021, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $102.9 million as of June 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2020 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program Medicare Part D Coverage GAP Discounts Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid.  In addition, in the United States during 2020, the Medicare Part D prescription drug benefit mandated participating manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients.  The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on Customer and payer data received from the specialty pharmacies and distributors and historical utilization rates that will develop overtime as FOTIVDA is the Company’s first commercial product. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Company’s Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment.

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

The following table summarizes net product revenues for FOTIVDA in the United States earned in the three and six months ended June 30, 2021 and 2020, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenues:
Gross product revenues	$7,993	$—	$9,249	$—
Discounts and allowances	(1,258)	—	(1,448)	—
Net product revenues	$6,735	$—	$7,801	$—

The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by customer who individually accounted for 10% or more of total product revenues earned in the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OncoMed Specialty, LLC (Onco360)	24%	—	25%	—
Affiliates of McKesson Corporation	41%	—	40%	—
Affiliates of AmerisourceBergen Corporation	25%	—	24%	—
Affiliates of Cardinal Health Specialty	10%	—	11%	—
	100%	—	100%	—

Product Sales Discounts and Allowances

The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the six months ended June 30, 2021 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2020	—	—	—
Provision related to sales made in:
Current period	$841	$607	$1,448
Prior periods	—	—	—
Payments and customer credits issued	$(388)	$(137)	(525)
Balance at June 30, 2021	$453	$470	$923

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

The following table summarizes the total collaboration revenues earned in the three and six months ended June 30, 2021 and 2020, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
EUSA	$821	$749	$1,675	$1,533
Total	$821	$749	$1,675	$1,533

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

Expired Warrants Issued in Connection with Private Placement – Expiration Date of May 16, 2021

In May 2016, the Company issued warrants to purchase an aggregate of 1,764,242 shares of common stock in connection with a private placement financing and recorded the warrants as a liability (the “PIPE Warrants”). The remaining 1,683,933 PIPE Warrants expired on May 16, 2021, as scheduled five years from the date of issuance. The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity.      Refer to Note 7, “Common Stock—Private Placement – May 2016” for further discussion of the private placement financing.

The PIPE Warrants contained a provision giving the warrant holder the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant, as cash settlement in the event that there had been a fundamental transaction (contractually defined to include various merger, acquisition or stock transfer activities). Due to this provision, ASC 480, Distinguishing Liabilities from Equity required that these warrants be classified as a liability and not as equity. Accordingly, the Company recorded a warrant liability in the amount of approximately $9.3 million upon issuance of the PIPE Warrants. The fair value of these warrants had been determined using the Black-Scholes pricing model. These warrants were subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in the Statement of Operations as a component of other income (expense), net until the expiration of the warrants.

The Company recorded a non-cash gain of approximately $2.6 million in the three months ended June 30, 2021 in its Statement of Operations attributable to the decrease in fair value of the warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021, including reversals of the $2.4 million non-cash loss recognized in the first quarter of 2021 and the $0.2 million fair value of the PIPE Warrant liability as of December 31, 2020.

The Company recorded non-cash gains of approximately $0.5 million and $3.1 million in the three and six months ended June 30, 2020, respectively, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from changes in the Company’s stock price as of June 30, 2020 relative to prior periods, decreases in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approached their expiration in May 2021. No PIPE Warrants were exercised during the three and six months ended June 30, 2021 and 2020.

The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the three and six months ended June 30, 2021 (in thousands):

Fair value at January 1, 2021	$199
Increase in fair value	2,396
Fair value at March 31, 2021	$2,595
Decrease in fair value	(2,595)
Fair value at June 30, 2021	$—

The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2020	March 31, 2021
Expected price volatility	76.25%	56.79%	159.96%
Expected term (in years)	5.00	0.50	0.25
Risk-free interest rates	1.22%	0.09%	0.03%
Stock price	$8.90	$5.77	$7.32
Dividend yield	—	—	—

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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
Cash and cash equivalents:
Cash and money market funds	$74,735	$—	$—	$74,735
Total cash and cash equivalents	74,735	—	—	74,735

Marketable securities:
Corporate debt securities due within 1 year	$28,185	$—	$—	$28,185
Total marketable securities	28,185	—	—	28,185
Total cash, cash equivalents and marketable securities	$102,920	$—	$—	$102,920

December 31, 2020
Cash and cash equivalents:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761

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

As of June 30, 2021, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the three and six months ended June 30, 2021, the Company did not have any transfers of financial assets between Levels 1 and 2.

As of June 30, 2021, the Company did not have any financial liability recorded at fair value as the remaining 1,683,933 PIPE Warrants expired on May 16, 2021, as scheduled.

The fair value of the Company’s loans payable at June 30, 2021 and December 31, 2020 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the loan issuance costs and the deferred financing charge.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$74,735	$—	$—	$74,735
Total cash and cash equivalents	$74,735	$—	$—	$74,735
Marketable securities:
Corporate debt securities due within 1 year	$—	$28,185	$—	$28,185
Total marketable securities	$—	$28,185	$—	$28,185
Total cash, cash equivalents and marketable securities	$74,735	$28,185	$—	$102,920

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$199	$199

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

For the three and six months ended June 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants until the scheduled expirations of the Offering Warrants on April 8, 2021 and the PIPE Warrants on May 16, 2021 would be anti-dilutive.

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Outstanding at June 30,
	2021	2020
Stock options outstanding	3,242	1,610
Offering Warrants outstanding (warrants expired April 8, 2021)	—	2,500
PIPE Warrants outstanding (warrants expired May 16, 2021)	—	1,684
Total	3,242	5,794

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

The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three and six months ended June 30, 2021 and 2020, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$289	$125	$644	$240
Selling, general and administrative	880	453	1,729	881
Total	$1,169	$578	$2,373	$1,121

Income Taxes

The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2021, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2021. The Company maintains a full valuation allowance on all deferred tax assets.

Segment and Geographic Information

Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2021, the Company has no net assets located outside of the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of stock-based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.

Accrued Clinical Trial Costs and Contract Research Liabilities

During each of the three and six months ended June 30, 2021 and 2020, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-02 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

(4) Collaborations and License Agreements

Collaboration Agreement

AstraZeneca

In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.

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

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.3 million and $0.2 million in the three months ended June 30, 2021 and 2020, respectively, and by approximately $0.5 million and $0.6 million in the six months ended June 30, 2021 and 2020, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.3 million as of June 30, 2021.

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

EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the phase 2 clinical trial of tivozanib in combination with OPDIVO (nivolumab), a PD-1 inhibitor, in the first-line and the second-line treatment of RCC (the “TiNivo trial”). As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represented EUSA’s approximate 50% share of the total costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA, in the amount of $20.0 million,  for the Company’s phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in 350 subjects in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, including subjects with prior checkpoint inhibitor therapy (the “TIVO-3 trial”)  , if EUSA elects to opt-in to that study.

The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”)  for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the three and six months ended June 30, 2021 and 2020.

Pursant to the KKC Agreement, the Company is required to pay KKC a 30% sublicense fee related to earned milestone payments and royalties from EUSA. However, research and development reimbursement payments by EUSA are excluded from the 30% sublicense fee due to KKC, subject to certain limitations. If EUSA elects to opt-in to the TIVO-3 trial, only approximately $8.7 million of the final $20.0 million research and development payment by EUSA would be subject to the 30% sublicense fee due to KKC. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC were subject to the 30% KKC sublicense fee, or $0.6 million, each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.

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

In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA (tivozanib) with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom, and Spain as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional European countries. The Company recognized royalty revenue of approximately  $0.3 million in each of the three months ended June 30, 2021 and 2020, respectively, and approximately $0.7 million and $0.5 million in the six months ended June 30, 2021 and 2020, respectively.

The Company recognized total revenues under the EUSA Agreement of approximately $0.8 million and $0.7 million in the three months ended June 30, 2021 and 2020, respectively, and approximately $1.7 million and $1.5 million in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was approximately $1.6 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period, currently estimated through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,
Revenue Type	Date Achieved	2021	2020
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$99	$99
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	79
		$494	$494
Partnership Royalties		327	255
Total		$821	$749

		Six Months Ended June 30,
Revenue Type	Date Achieved	2021	2020
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$197	$197
R&D payment - EMA approval in RCC	August 2017	316	316
Milestone - UK reimbursement approval	February 2018	158	158
Milestone - German reimbursement approval	November 2018	158	158
Milestone - Spanish reimbursement approval	February 2019	158	158
		$987	$987
Partnership Royalties		688	546
Total		$1,675	$1,533

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the six months ended June 30, 2021 (in thousands):

Contract Assets				Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance June 30, 2021
Partnership receivables				$392	$688	$(392)	$688

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance June 30, 2021
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$512	$—	$(197)	$315
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	817	—	(316)	501
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	408	—	(158)	250
Milestone - German reimbursement approval	2,000	November 2018	December 2018	407	—	(158)	249
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	408	—	(158)	250
Total	$12,500			$2,552	$—	$(987)	$1,565

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

The Company and Biodesix are currently funding the recently reported investigator-sponsored phase 2 randomized clinical trial for ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC. The Biodesix Agreement generally provided for each party to contribute 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue from development or commercialization.

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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of June 30, 2021, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

Kyowa Kirin Co. (KKC)

In December 2006, the Company entered into an agreement with KKC (the “KKC Agreement”), under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019 and KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States.

KKC Agreement

Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 New Drug Application filing for tivozanib. Pursuant to the amendment to the KKC Agreement, KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States. Each milestone under the KKC Agreement was a one-time only payment obligation. The Company has no remaining development and commercialization milestone payments due to KKC under the KKC Agreement.

The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC after two prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. In the three and six months ended June 30, 2021, the Company recognized approximately $0.8 million and $0.9 million in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.

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

In connection with the EUSA Agreement, the Company is required to pay KKC the 30% sublicense fee related to earned milestone payments and royalties from EUSA. However, research and development reimbursement payments by EUSA are excluded from the 30% sublicense fee, subject to certain limitations. If EUSA elects to opt-in to the TIVO-3 trial, only approximately $8.7 million of the final $20.0 million research and development payment by EUSA would be subject to the 30% sublicense fee due to KKC. Refer to the section above, “Out License Agreements – EUSA”, for further discussion of the actual 30% sublicense fees incurred and paid to-date to KKC.

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

August 1, 2019 Amendment to the KKC Agreement

In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for US approval of tivozanib, KKC is also required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. On August 2, 2020, KKC’s IND application for a non-oncology use of tivozanib was accepted by the Pharmaceuticals and Medical Devices Agency of Japan. Accordingly, the Company earned a $2.8 million development milestone payment upon acceptance of the IND pursuant to the KKC Agreement that was received in August 2020. In addition, KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three and six months ended June 30, 2021 and 2020.

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

(5) Other Accrued Liabilities

Other accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Professional fees	$1,404	$1,061
Compensation and benefits	3,443	3,082
Other	1,932	320
Total	$6,779	$4,463

(6) Hercules Loan Facility

On May 28, 2010, the Company entered into a loan and security agreement (the “First Loan Agreement”) with Hercules Capital Inc. and certain of its affiliates (“Hercules”). The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017 (the “2017 Loan Agreement” and as amended by the 2020 Loan Amendment (as defined below) and the 2021 Loan Amendment (as defined below), the “Loan Agreement”).

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

The remainder of the loan amount is available to the Company, at its option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche in the initial amount of $10.0 million (“Tranche Two”) was available through June 30, 2021 upon achieving FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”)  was initially available from July 1, 2021 through January 31, 2022 assuming the Company was to achieve $20.0 million in net product revenues from sales of FOTIVDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million (“Tranche Four”) is available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of June 30, 2021 was 9.65%.

Per the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. The Company may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. The Company is obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the 2020 Loan Facility on the earlier of the maturity of the loan or the date on which the Company prepays any outstanding loan balance. The approximate $0.8 million end-of-term payment under the 2017 Loan Agreement continued to be due and was paid on July 1, 2021. In connection with the 2020 Loan Amendment, the Company incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company is also required to achieve greater than or equal to 75% of its forecasted net product revenues from its sales of tivozanib over a 6-month trailing period, as defined and measured on a monthly basis, effective upon the earlier of receiving Third Tranche funding and the month of April 2022.

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

As of June 30, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. As of June 30, 2021, $10.0 million remains available to the

Company in committed funding under the 2020 Loan Facility, including $5.0 million for Tranche Three funding upon the achievement of Performance Milestone II for $35.0 million in net product revenues from sales of FOTIVDA and $5.0 million in Tranche Four funding contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.3 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was paid on July 1, 2021, as scheduled.

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of June 30, 2021, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the 2020 Loan Amendment.

The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of June 30, 2021 are as follows (in thousands):

Year Ending December 31:
2021 (remaining six months)	2,507
2022	11,785
2023	30,097
44,389
Less amount representing interest	(6,167)
Less unamortized discount	(2,275)
Less deferred charges	(3,222)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$32,725

(7) Common Stock

As of June 30, 2021, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 34,373,995 shares were issued and outstanding.

Public Offering – March 2021

On March 26, 2021, the Company completed an underwritten public offering of 6,900,000 shares of its common stock, including the full exercise by the underwriters of their option to purchase an additional 900,000 shares, at the public offering price of $8.00 per share for gross proceeds of approximately $55.2 million. The net offering proceeds to the Company were approximately $51.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Universal Shelf Registration Statement

On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of June 30, 2021, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.

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

Expired Offering Warrants from April 2019 Public Offering – Expiration Date of April 8,2021

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

In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of the Company’s common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than the Company’s closing stock price of $7.01 on April 8, 2021.

Sales Agreement with SVB Leerink

In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of June 30, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

Expired PIPE Warrants from May 2016 Private Placement – Expiration Date of May 16, 2021

In May 2016, the Company entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which the Company sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “PIPE Warrants”). The PIPE Warrants had an exercise price of $10.00 per share and expired five years from the date of issuance on May 16, 2021. Certain of the Company’s directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to the Company were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by the Company. PIPE Warrants exercisable for 80,309 shares of common stock had been exercised for approximately $0.8 million in cash proceeds and all of the remaining 1,683,933 PIPE Warrants expired on May 16, 2021.

(8) Stock-based Compensation

Stock Incentive Plan

The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors, and directors, as amended in March 2013, June 2014 and June 2017.

In April 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and on June 12, 2019 the stockholders approved the 2019 Plan at the Annual Meeting of Stockholders. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) a provision for the grant of equity awards such as stock options and restricted stock, (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the grant for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company, (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the board of directors, which generally are equal to four years, and (iv) that options granted under the 2019 Plan expire over periods as determined by the board of directors, which generally are ten years from the date of grant. In April 2020, the board of directors adopted an amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 1,300,000 shares, among other things. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 10, 2020. In April 2021, the board of directors adopted an additional amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 2,200,000. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 9, 2021.

Awards may be made under the 2019 Plan for up to the sum of (i) 4,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2021, there were 2,318,393 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the six months ended June, 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,816,690	$11.04	7.53	$170,000
Granted	1,494,958	$8.76
Exercised	—	—
Forfeited	(70,069)	$18.98
Outstanding at June 30, 2021	3,241,579	$9.82	7.82	$841,343
Exercisable at June 30, 2021	1,193,631	$12.72	5.54	$275,415

The aggregate intrinsic value is based upon the Company’s closing stock price of $6.59 on June 30, 2021.

The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30,
	2021	2020
Volatility factor	100.74% - 102.63%	100.62% - 104.77%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.96% - 1.17%	0.44% - 0.57%
Dividend yield	—	—

Six Months Ended June 30,
	2021	2020
Volatility factor	56.17% - 102.66%	94.37% - 104.77%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.06% - 1.17%	0.44% - 1.67%
Dividend yield	—	—

The risk-free interest rate is determined based upon the United States Treasury’s rates for United States Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.

Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $6.81 and $4.71 , respectively.

As of June 30, 2021, there was $12.5 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.13 years.

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

Overview

We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the U.S. for the treatment of adult patients with relapsed or refractory renal cell carcinoma, or RCC, following two or more prior systemic therapies. We continue to develop FOTIVDA in immuno-oncology combinations in RCC and other indications, and we have several other investigational programs in clinical development.

FOTIVDA is our lead product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States in March 2021. FOTIVDA is approved in the United States for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma following two or more prior systemic therapies. FOTIVDA is an oral, next-generation vascular endothelial growth factor receptor, or VEGFR, tyrosine kinase inhibitor, or TKI. The FDA approval of FOTIVDA is based on our pivotal phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in renal cell carcinoma, or RCC, patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which we refer to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.

FOTIVDA became commercially available in the United States on March 22, 2021. We are currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals calling on practicing oncologists. The field force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. COVID-19 related restrictions have posed challenges for gaining in-person access to customers, prescribers, other healthcare professionals and to certain institutions that remain closed to the public. In light of the restrictions necessitated by the COVID-19 pandemic, we designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies. However, it is uncertain whether obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact our commercialization efforts. FOTIVDA is available to patients through a network of specialty pharmacies and distributors.

We believe there is significant commercial opportunity for FOTIVDA in the United States. We estimate that the current U.S. market for relapsed or refractory RCC therapy is more than $1.0 billion, including $820 million in the second line and $350 million in the third and fourth lines. As the TIVO-3 trial is the first positive phase 3 study in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies as well as the first phase 3 study in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy, we believe that FOTIVDA could become a standard of care in the United States in this relapsed or refractory setting.

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we are seeking to advance FOTIVDA in additional cancer indications with significant unmet medical needs. We are studying FOTIVDA in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma, or HCC.

We plan to initiate enrollment during the third quarter of 2021 in a phase 3 clinical trial, which we refer to as the TiNivo-2 Trial, in collaboration with Bristol-Myers Squibb Company, or BMS. The TiNivo-2 Trial is a randomized, open-label, controlled phase 3 clinical trial of FOTIVDA in combination with OPDIVO®, in patients with advanced relapsed or refractory RCC following prior immunotherapy exposure. We are the sponsor of the trial and BMS is supplying OPDIVO® (nivolumab), BMS’s antibody directed against programmed death ligand-1, for the study. The TiNivo-2 Trial will seek to further understand the activity and tolerability of this combination following prior immunotherapy.

We are conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC, or AstraZeneca. The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with IMFINZI (durvalumab). The DEDUCTIVE trial was recently amended to include patients with advanced, unresectable HCC who have progressed after front line bevacizumab and atezolizumab treatment as well as first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy. Enrollment for the DEDUCTIVE trial continues and is expected to be completed in the first half of 2022, which is a delay from our previous expectation for enrollment to be completed by the end of 2021. In January 2021, we presented preliminary results from the phase 1b portion of the DEDUCTIVE trial in a poster session at the 2021 American Society of Clinical Oncology Gastrointestinal, or ASCO GI, Cancers Symposium.

FOTIVDA, through our partner EUSA Pharma (UK) Limited (“EUSA”), is also approved in the European Union (“EU”), New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA has not commercially launched FOTIVDA in France, or Italy, among other countries in their territory. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional EU countries. However, there is significant competition in the front-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. EUSA has reported to us that to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.We are also seeking to advance our pipeline of three wholly owned humanized immunoglobulin G1, or IgG1, monoclonal antibody product candidates: ficlatuzumab, AV-380 and AV-203 (AV-203 will be wholly owned as of September 2021).

Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor, or HGF. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, pancreatic cancer and acute myeloid leukemia, or AML. In June 2021, we announced results from the randomized phase 2 confirmatory study of ficlatuzumab, or the Phase 2 HNSCC Trial, for the potential treatment of HNSCC in a poster session at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting.

We continue to evaluate opportunities for the further clinical development of ficlatuzumab, including a potential registrational study of ficlatuzumab in the human papillomavirus negative HNSCC patient population. In 2020, we contracted with a contract manufacturing organization, or CMO, to manufacture the clinical supply for this potential registrational trial of ficlatuzumab. However, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed significantly due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, and will require the Company to delay the start date of this potential registrational trial until 2023.

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

Business Update Regarding COVID-19.  The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations to varying degrees. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our commercialization plans and clinical development programs, as applicable. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19, and the broad availability of effective vaccines. Certain of our operations had been conducted remotely prior to the COVID-19 pandemic, and we have now transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. If the COVID-19 pandemic continues or becomes more severe, it may further impact our ability to maintain that level of productivity, to grow the company as we have anticipated and to execute our commercialization and other long-term business strategies. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, commercial launch, suppliers, manufacturers, industry and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A. Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.

Financial Overview

We do not have a history of generating operating profits and, as of June 30, 2021, we had an accumulated deficit of $656.9 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets.

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

Research and development expenses is net of amounts reimbursed under our agreement with AstraZeneca for their respective share of development costs incurred by us under our joint development plans.

We anticipate that research and development expenses will continue to increase in the second half of 2021, principally related to the planned TiNivo-2 Trial for the treatment of advanced relapsed or refractory RCC and the manufacturing of AV-380 clinical drug supply for potential future trials if supported by data based on the ongoing Phase 1 clinical trial in healthy volunteers. We anticipate that research and development expenses for the full year in 2021 will be approximately $30.0 million in support of our existing pipeline plans.

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

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our salesforce, our marketing, market access and commercial capabilities, and general and administrative support will remain consistent at the current levels in the second half of 2021.

Interest Expense, Net

Interest expense consists of interest, amortization of debt discount, and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Income Taxes

We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2021, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2021, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of stock-based compensation and estimates of our capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

For a discussion of recent accounting pronouncements, refer to Note 3 – “Significant Accounting Policies – Recently Adopted Accounting Pronouncements”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

Revenues (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
FOTIVDA U.S. product revenue, net	$6,735	$—	$6,735	100%	$7,801	$—	$7,801	100%
Partnership revenue - EUSA	$821	$749	72	10%	1,675	1,533	142	9%
Total revenues	$7,556	$749	$6,807	909%	$9,476	$1,533	$7,943	518%

Our total revenues increased by $6.8 million, or 909%, to $7.6 million in the three months ended June 30, 2021 from $0.8 million in the same period in 2020, and by $8.0 million, or 518%, to $9.5 million in the six months ended June 30, 2021 from $1.5 million in the same period in 2020, principally due to the commencement of commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Partnership revenues from EUSA increased by $0.1 million, or 9%, in each of the three and six months ended June 30, 2021 from the same periods in 2020.

FOTIVDA U. S. Product Revenue, Net (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
Gross product revenue	$7,993	$—	$7,993	100%	$9,249	$—	$9,249	100%
Discounts and allowances	(1,258)	—	(1,258)	100%	(1,448)	—	(1,448)	100%
Product revenue, net	$6,735	$—	$6,735	100%	$7,801	$—	$7,801	100%

We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Cost of Products Sold (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
Cost of products sold	$822	$—	$822	100%	$960	$—	$960	100%
Gross margin %	88%	—	88%	100%	88%	—	88%	100%

We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to Kyowa Kirin Co., or KKC, on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for FOTIVDA. We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs, which favorably impacted our gross margin. We anticipate that gross margins will be in the mid-to-high 80th percentile for the remainder of 2021.

Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
Tivozanib	$4,627	$3,202	$1,425	45%	$8,483	$9,364	$(881)	(9)%
AV-380 Program in Cachexia	1,218	696	522	75%	1,985	1,414	571	40%
Ficlatuzumab	533	167	366	219%	983	745	238	32%
Overhead	500	354	146	41%	1,224	722	502	70%
Total research and development expenses	$6,878	$4,419	$2,459	56%	$12,675	$12,245	$430	4%

Our total research and development expenses increased by $2.5 million, or 56%, to $6.9 million in the three months ended June 30, 2021 from $4.4 million in the same period in 2020.

Our total research and development expenses increased by $0.4 million, or 3%, to $12.7 million in the six months ended June 30, 2021 from $12.3 million in the same period in 2020.

Tivozanib expenses increased by $1.4 million, or 45%, in the three months ended June 30, 2021 as compared to the same period in 2020, principally related to $2.2 million in costs incurred in the second quarter of 2021 that were not incurred in the same period in 2020, including $1.5 million in connection with start-up activities for the planned TiNivo-2 Trial and $0.8 million related to the medical affairs function in support of the commercial launch of FOTIVDA. These increases were partially offset by $0.8 million in costs incurred in the second quarter of 2020 that were not incurred in the second quarter of 2021 related to the tivozanib New Drug Application, or NDA, for relapsed or refractory advanced RCC following two or more prior systemic therapies and $0.2 million related to lower expenses in connection with the TIVO-3 trial as it nears completion.

Tivozanib expenses decreased by $0.9 million, or 9%, in the six months ended June 30, 2021 as compared to the same period in 2020, principally related to $4.5 million in costs incurred in the first half of 2020 that were not incurred in the same period in 2021 related to the tivozanib NDA for relapsed or refractory advanced RCC following two or more prior systemic therapies, including $1.6 million related to the completion and review support of the NDA submission and the $2.9 million application user fee pursuant to the Prescription Drug User Fee Act that was due upon the filing of the tivozanib NDA on March 31, 2020, and $0.7 million related to lower expenses in connection with the TIVO-3 trial as it nears completion. These decreases were partially offset by $4.2 million in costs incurred in the first half of 2021 that were not incurred in the same period in 2020, including $2.6 million in connection with start-up activities for the planned TiNivo-2 Trial and $1.6 million related to the medical affairs function in support of the commercial launch of FOTIVDA.

AV-380 expenses increased by $0.5 million, or 75%, in the three months ended June 30, 2021 and by $0.6 million, or 40%, in the six months ended June 30, 2021 as compared to the same periods in 2020, respectively. These increases were principally due to the commencement of the phase 1 clinical trial of AV-380 in healthy volunteers in the first quarter of 2021, partially offset by a decrease in pre-clinical development costs incurred in the first half of 2020 that were not incurred in 2021.

Ficlatuzumab expenses increased by $0.4 million, or 219%, in the three months ended June 30, 2021 and by $0.2 million, or 32%, in the six months ended June 30, 2021 as compared to the same periods in 2020, respectively. These increases were principally related to the conduct of drug manufacturing activities in 2021, partially offset by costs incurred in the first quarter of 2020 that were not incurred in the first quarter of 2021 in connection with the discontinued phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial, net of cost sharing with Biodesix.

We anticipate that research and development expenses will continue to increase in the second half of 2021, principally related to the planned TiNivo-2 Trial for the treatment of advanced relapsed or refractory RCC and the conduct of AV-380 manufacturing of clinical drug supply for potential future clinical trials if supported by data based on the ongoing Phase 1 clinical trial in healthy volunteers. We anticipate that research and development expenses for the full year in 2021 will be approximately $30.0 million in support of our existing pipeline plans.

Selling, General and Administrative Expenses (in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Comparison		June 30		Comparison
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative expenses	$14,920	$3,737	$11,183	299%	30,020	7,409	22,611	305%

Selling, general and administrative expenses increased by $11.2 million, or 299%, to $14.9 million in the three months ended June 30, 2021 from $3.7 million in the same period in 2020. The $11.2 million increase was principally due to $11.0 million in total increases, including: (i) $9.0 million in commercial launch-readiness initiatives incurred in the second quarter of 2021 that were not incurred in the same period in 2020, including $5.3 million in compensation costs related to the growth in our commercial infrastructure, including the hiring of the salesforce, and $3.7 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $1.2 million in other professional fees, and (iii) $0.8 million in other compensation-related costs.

Selling, general and administrative expenses increased by $22.6 million, or 305%, to $30.0 million in the six months ended June 30, 2021 from $7.4 million in the same period in 2020. The $22.6 million increase was principally due to $22.2 million in total increases, including: (i) $18.4 million in commercial launch-readiness initiatives incurred in the first half of 2021 that were not incurred in the same period in 2020, including $9.9 million in compensation and recruiting costs related to the growth in our commercial infrastructure, including the hiring of the salesforce, and $8.5 million related to external commercial-launch readiness activities in marketing, market access and commercial operations, (ii) $2.2 million in other professional fees, and (iii) $1.6 million in other compensation-related costs.

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our salesforce, our marketing, market access and commercial capabilities, and general and administrative support will remain consistent at the current levels in the second half of 2021.

Change in Fair Value of PIPE Warrant Liabilit (in thousands)

	Three Months Ended June 30,		Comparison		Six Months Ended June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
Change in fair value of PIPE Warrant liability	$2,595	$450	$2,145	477%	$199	$3,098	$(2,899)	(94)%

In May 2016, we issued PIPE Warrants, or the PIPE Warrants, in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants were exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. The PIPE Warrants were subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).

In the three months ended June 30, 2021, we recorded an approximate non-cash gain of $2.6 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021, including reversals of the $2.4 million non-cash loss recognized in the first quarter of 2021 and the $0.2 million fair value of the PIPE Warrant liability as of December 31, 2020.

In the three months ended June 30, 2020, we recorded an approximate non-cash gain of $0.5 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approached the scheduled expiration in May 2021, partially offset by a higher stock price of $5.15 on June 30, 2020 compared to the stock price of $3.62 on March 31, 2020.

In the six months ended June 30, 2020, we recorded an approximate non-cash gain of $3.1 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a lower stock price of $5.15 on June 30, 2020 compared to the stock price of $6.20 on December 31, 2019, as well as a decrease in our stock volatility rate and the shorter remaining term as the PIPE Warrants approached the scheduled expiration in May 2021.

Interest Expense, net (in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Comparison		June 30,		Comparison
	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$(1,128)	$(349)	$(779)	223%	$(1,739)	$(664)	$(1,075)	162%

Interest expense, net increased by $0.8 million, or 223%, in the three months ended June 30, 2021 and by $1.1 million, or 162%, in the six months ended June 30, 2021, as compared to the same periods in 2020.

These increases were principally due to higher loan balances on a quarter-to-quarter basis under the 2020 Loan Amendment and  2021 Loan Amendment that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021. respectively. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.

We anticipate that interest expense, net will remain at the current level in the second half of 2021 due to the $35.0 million loan balance as of June 30, 2021 and the extended interest-only period through September 30, 2022 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules.

Liquidity and Capital Resources

We have financed our operations to date primarily through private placements and public offerings of our common stock and preferred stock, license fees, milestone payments and research and development funding from strategic partners, and loan proceeds. As of June 30, 2021 we had cash, cash equivalents and marketable securities of approximately $102.9 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity. Currently, our funds are invested in a United States government money market fund.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(37,001)	$(19,216)
Net cash used in investing activities	(28,195)	(7,839)
Net cash provided by financing activities	78,170	42,940
Net increase in cash and cash equivalents	$12,974	$15,885

Our operating activities used cash of $37.0 million and $19.2 million in the six months ended June 30, 2021 and 2020, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.

Our investing activities used cash of $28.2 million and $7.8 million in the six months ended June 30, 2021 and 2020, respectively, principally due to net changes in the purchases and maturities of marketable securities.

Our financing activities provided cash of $78.2 million and $42.9 million in the six months ended June 30, 2021 and 2020, respectively. In 2021, we raised approximately $78.1 million in funding, including approximately $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants.

In 2020, we raised approximately $47.8 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and paid approximately $4.8 million in principal payments pursuant to our then 2017 Loan Agreement with Hercules.

Hercules Loan Facility ($45 Million Loan Facility - $10 Million Committed Funding Remaining)

On May 28, 2010, the Company entered into a loan and security agreement, or the First Loan Agreement with Hercules. The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017, or the 2017 Loan Agreement.

On August 7, 2020, we entered into a first amendment to the 2017 Loan Agreement or the 2020 Loan Amendment, to provide us, subject to certain terms and conditions, with additional term loans in an aggregate principal amount of up to $35.0 million, or the 2020 Loan Facility, to be used to repay in full the 2017 Loan Agreement and for general working capital purposes. The 2020 Loan Facility is available to us in four tranches, the first of which, in the amount of $15.0 million, was made available to us immediately upon the closing of the 2020 Loan Amendment. We used the $15.0 million in proceeds of the first tranche as follows: approximately $9.7 million was used to repay the outstanding balance of the 2017 Loan Agreement in full, and approximately $5.3 million was used for general working capital purposes. In connection with the 2020 Loan Amendment, we incurred approximately $0.3 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount. The 2020 Loan Amendment was accounted for as a loan modification in accordance with ASC 470-50.

The remaining $20.0 million of term loans is available to us under the 2020 Loan Facility subject to, among other terms and conditions, the achievement of the following milestones: (i) Tranche Two in the initial amount of $10.0 million was available through June 30, 2021 upon achieving Performance Milestone I for FDA approval of FOTIVDA, (ii) the third tranche, or Tranche Three, in the amount of $5.0 million, was initially available from July 1, 2021 through January 31, 2022 if we were to achieve $20.0 million in net product revenues from sales of FOTIVDA, following FDA approval, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche, or Tranche Four, in the amount of $5.0 million, is available through June 30, 2022 if we achieve both Performance Milestone I and Performance Milestone II, and if Hercules consents to the advancement of Tranche Four.

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity of the loans from July 1, 2021 until September 1, 2023, which is extendable to September 1, 2024 upon our option if the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending September 30, 2021, which period may be extended through September 30, 2022 provided we achieved Performance Milestone I, and further extendable through March 31, 2023 if the Tranche Three funding has occurred, and (iii) revising the interest rate to the greater of 9.65% and an amount equal to 9.65% plus the prime rate minus 3.25% (subject to a 15% cap). Principal payments were initially scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of June 30, 2021 was 9.65%.

Pursuant to the terms of the Loan Agreement, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the Loan Agreement, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of (i) 6.95% of the aggregate amount of loan funding received under the Loan Agreement on the earlier of the maturity of the loans or the date on which we prepay the outstanding loan balance in full, and (ii) an approximate $0.8 million payment due on the earlier of July 1, 2021 or the date on which we prepay the outstanding loan balance in full. This payment was made on July 1, 2021.

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

As of June 30, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. As of June 30, 2021, $10.0 million remains available to us in committed funding under the 2020 Loan Facility, including $5.0 million for Tranche Three funding upon the achievement of Performance Milestone II for $35.0 million in net product revenues from sales of FOTIVDA and $5.0 million in Tranche Four funding contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.3 million and $1.2 million as of June 30, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was due and paid on July 1, 2021.

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

We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2021, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the Loan Agreement.

Public Offering – March 2021

On March 26, 2021, we completed an underwritten public offering of 6,900,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase an additional 900,000 shares, at the public offering price of $8.00 per share for gross proceeds of approximately $55.2 million. The net offering proceeds to us were approximately $51.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)

In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of June 30, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

Universal Shelf Registration Statement

On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of June 30, 2021, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

Expired Offering Warrants from April 2019 Public Offering – Expiration Date of April 8,2021

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

In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of our common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than our closing stock price of $7.01 on April 8, 2021.

Expired Offering Warrants from May 2016 Private Placement – Expiration Date of May 16, 2021

In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants had an exercise price of $10.00 per share and expired five years from the date of issuance on May 16, 2021. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. PIPE Warrants exercisable for 80,309 shares of common stock had been exercised for approximately $0.8 million in cash proceeds and all of the remaining 1,683,933 PIPE Warrants expired on May 16, 2021.

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

During the six months ended June 30, 2021, we received approximately $78.1 million in equity and loan funding, including approximately $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants.

We believe that our $102.9 million in cash, cash equivalents and marketable securities as of June 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Form-10Q.

In 2021, we anticipate commercial operating expenses will be approximately $40.0 million, and general and administrative expense will be approximately $20 million. Gross margins will be in the mid-to-high 80th percentile. Research and development expenses will be approximately $30.0 million in support of our existing pipeline plans, a $10 million decrease from prior guidance, due to the aforementioned delay in clinical supply manufacturing for ficlatuzumab.

However, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:

•	the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•	the impact of COVID-19 on our operations, business and prospects;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us;
•	the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any; and
•	general economic, industry and market conditions.

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

On March 11, 2021, we completed the $20.0 million drawdown of Tranche Two funding under the 2021 Loan Amendment with Hercules that was made available in connection with the achievement of Performance Milestone I upon FDA approval of FOTIVDA on March 10, 2021. The achievement of Performance Milestone I extended the interest-only period by twelve months from September 30, 2021 to September 30, 2022. For more information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Hercules Loan Facility”, as well as Note 6, “—Hercules Loan Facility” of the Notes to our consolidated financial statements, each included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 4.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

During the three and six months ended June 30, 2021, we implemented certain internal controls in connection with our product sales of FOTIVDA upon the commercial launch in the United States on March 22, 2021. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of incurring operating losses and as of June 30, 2021, we had an accumulated deficit of $656.9 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.

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

We believe that our $102.9 million in cash, cash equivalents and marketable securities as of June 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Report on Form 10-Q.

However, there are numerous risks and uncertainties associated with the research, development and commercialization of pharmaceutical products including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States in March 2021. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:

•	the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•	the impact of COVID-19 on our operations, business and prospects;
•	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•	the number of product candidates we pursue as well as the development needs and opportunities for each product candidate;
•	the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•	the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•	the cost and outcome of any legal actions against us;
•	the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•	and general economic, industry and market conditions.

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

If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all, or if we were to default under the Loan Agreement and Hercules accelerates the then remaining principal payments and fees due under the Loan Agreement, then we may be required to:

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

The Loan Agreement includes certain financial and operational covenants and provides for certain occurrences that constitute events of default. Certain of those covenants may be out of our control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that would have a material adverse effect on our business, our insolvency or bankruptcy, or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition.

We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

The success of FOTIVDA will depend on a number of factors, including the following:

•	our ability to successfully commercially launch FOTIVDA in the United States;
•	commercial awareness of FOTIVDA and commercial acceptance by patients, the medical community and third-party payors;
•	our ability to gain access to customers during the COVID-19 pandemic;
•	our ability to successfully enroll and complete clinical trials of tivozanib, including the DEDUCTIVE trial and the TiNivo-2 Trial;
•	a continued acceptable safety, tolerability and efficacy profile that is satisfactory to applicable regulatory authorities following any marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities such as the FDA;
•	the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•	the extent of any future post-marketing approval commitments to applicable regulatory authorities;
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

Many of these factors are beyond our control. If we are unable to successfully commercialize FOTIVDA in the United States or to develop or receive marketing approval for tivozanib in other indications, on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed. Further, while we have recorded a total of 283 commercial prescriptions during the second quarter of 2021, it is highly uncertain whether prescriptions will continue to increase each month or each quarter.

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

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. COVID-19 related restrictions have posed challenges for gaining in-person access to customers, prescribers, other healthcare professionals and to certain institutions that remain closed to the public. In light of the COVID-19 pandemic, we designed our strategic commercial approach for FOTIVDA to be flexible by building remote as well as in-person customer engagement capabilities in preparation for commercialization. However, it is uncertain whether obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact our commercialization efforts.

If FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the advantages of the product compared to competitive therapies;
•	the number of competitors approved for similar uses;
•	our ability to gain access to customers during the COVID-19 pandemic;
•	the relative promotional effort and marketing success of us as compared with our competitors;
•	the prevalence and severity of any side effects;
•	how the product is positioned in physician treatment guidelines and pathways;
•	our ability to offer the product for sale at competitive prices;
•	the product’s tolerability, convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including use restrictions, contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	the timing of market introduction of our approved products as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	potential product liability claims;
•	changes in the standard of care for the targeted indications of the product; and
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

We and any collaborators, including our partners and sublicensees, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or EMA, impose similar requirements. We and our collaborators must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of our product candidates in humans before we can obtain these approvals.

We depend heavily on the success of our clinical stage assets and our clinical trials may not be successful. For instance, if the results from the phase 1 clinical trial in AV-380 or any of our clinical trials are unfavorable, this would set us back. Further, we have contracted with a CMO to manufacture the clinical supply for a potential registrational trial of ficlatuzumab in HNSCC. However, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed significantly due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, and will require the Company to delay the start date of this potential registrational trial until 2023, which may impact timing of potential commercialization and associated revenue generation.

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

•

the supply or quality of raw materials, manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be significantly delayed, insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

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

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval; and

•

constraints on our, or any collaborators’, ability to conduct or complete clinical trials for our product candidates due to the COVID-19 pandemic, including slowdowns in patient enrollment, or necessary supplies, restrictions on patient monitoring at hospital clinical trial sites, closures of third-party facilities, and other disruptions to clinical trial activities.

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

If the commercial launch of FOTIVDA for which we recruited a sales force and established marketing, market access and medical affairs teams and distribution capabilities is not successful for any reason, we could incur substantial costs and our investment would be lost if we cannot retain or reassign our sales, marketing, market access and medical affairs personnel.

To achieve commercial success for FOTIVDA, we have expended and anticipate that we will continue to expend significant resources to support our sales force, marketing, market access and medical affairs teams and distribution capabilities. There are risks involved with establishing our own sales, marketing, distribution, training and support capabilities. For example, recruiting and training sales and marketing personnel is expensive and time consuming and could delay our ability to focus on other priorities. If the commercial launch of FOTIVDA is not successful for any reason, this would be costly, and our investment would be lost if we cannot retain or reassign our sales, marketing, market access and medical affairs personnel or terminate on favorable terms any agreements entered into with third parties to support our commercialization efforts.

Factors that may inhibit or limit our efforts to commercialize FOTIVDA on our own include:

•	our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•

the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of the benefits of FOTIVDA over alternative treatment options;

•	limited access to our customers due to the COVID-19 pandemic; and
•	unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.

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

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us or our collaborators from commercializing tivozanib in other indications or our product candidates and generating revenues. If any of these outcomes occur, we would not be eligible for certain milestone and royalty revenue under our partnership agreements, our collaborators could terminate our partnership agreements and we may be forced to abandon our development efforts for our product candidates, any of which could significantly harm our business.

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

While the design of a clinical trial may help to establish whether its results will support approval of a product, flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates. For example, in June 2013, we suffered such a setback when the FDA issued a complete response letter, or the 2013 CRL, informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial, and recommended that we perform an additional clinical trial adequately sized to assure the FDA that tivozanib did not adversely affect overall survival, or OS. We then designed and initiated our TIVO-3 trial to address the FDA’s concerns about the negative OS trend expressed in the 2013 CRL, which took time and resources and delayed our efforts to obtain marketing approval for tivozanib in the United States.

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

We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

•	the impact of the COVID-19 pandemic;
•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	the availability of approved therapeutics for the relevant disease;
•	the proximity of patients to clinical sites;
•	the design of and eligibility criteria for the trial;
•	efforts to facilitate timely enrollment; and
•	competing clinical trials.

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

We are conducting, and intend in the future to conduct, one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

We believe that our ability to compete will depend on our ability to execute on the following objectives:

•	design studies, execute on development plans and commercialize products that are competitive to other products in the market in terms of, among other things, safety, efficacy, convenience or price;
•	obtain and maintain patent and/or other proprietary protection for our processes and product candidates;
•	obtain required regulatory approvals;
•	obtain favorable reimbursement, formulary and guideline status;
•	collaborate with others in the design, development and commercialization of our products; and
•	evaluate and pursue strategic business development and partnership opportunities for our programs.

FOTIVDA, or any other product candidate that we or our collaborators are able to commercialize, may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for FOTIVDA, EUSA, isworking to secure reimbursement approval for and commercially launch FOTIVDA in many of the countries in which FOTIVDA has been approved. However, there is significant competition in the front-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval, or reimbursement is limited, and if EUSA is unable to commercially launch FOTIVDA in additional EU countries and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt our operations, including our ability to commercialize FOTIVDA by restricting in-person access to treating oncologists and restricting in-person access to certain institutions, our ability to manufacture clinical and commercial product and our ability to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as manufacturing materials, medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has resulted in restricted access to many hospitals, doctors’ offices and other healthcare institutions. Further, it has limited the ability to meet with people in-person in other public settings. As a result, our sales force has been limited in its ability to access customers, prescribers and healthcare professionals in traditional in-person settings which has adversely impacted their ability to educate and reach customers, prescribers and healthcare professionals and may adversely impact our ability to successfully commercialize FOTIVDA.

We have enrolled and seek to enroll cancer patients in our ongoing clinical trials at sites located both in the United States and in the EU. The COVID-19 pandemic has delayed and may continue to delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, including manufacturing supplies, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, availability of hospital staff supporting the conduct of our clinical trials and the reluctance of patients enrolled in our clinical trials to visit clinical trial sites;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples and other supplies used in our clinical trials;
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites or the ability of employees at any of our CMO or CROs to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;

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

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to initiate or complete clinical trials, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. For example, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed significantly due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, and will require the Company to delay the start date of this potential registrational trial until 2023, which, if approved, may impact timing of potential commercialization and associated revenue generation.

The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, the supply chain, preclinical studies, clinical trials and commercialization efforts as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In addition, this pandemic has adversely impacted economies worldwide and may cause additional disruption in the financial markets, both of which could result in adverse effects on our business, operations and ability to raise capital.

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

We rely on third-party manufacturers and third-party suppliers to produce, supply, store and transport our preclinical and clinical product candidate supplies, and we rely on third-parties to produce, store and distribute commercial supplies of FOTIVDA. Any failure by a third-party manufacturer or a third-party supplier to timely produce or provide required manufacturing supplies for us or to safely store product candidate supplies and commercial supplies of FOTIVDA may delay or impair our ability to manufacture product, initiate or complete our clinical trials or commercialize our product candidates.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and commercial manufacturing. There are a small number of suppliers of raw and starting materials that we use to manufacture our product candidates, many of whom have experienced delays and challenges related to the COVID-19 pandemic Such suppliers may not be able to provide these materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers and delays related to the COVID-19 pandemic to provide raw and starting materials that we use to manufacture our product candidates could delay or disrupt our ability to initiate or continue clinical trials on our scheduled timelines or at all.

Any significant delay in the supply of a product candidate or the raw material components thereof for a scheduled or ongoing clinical trial due to the COVID-19 pandemic, the need to replace a third-party supplier or other factors could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.

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

We rely on third parties to securely store product candidate supplies and commercial supplies of FOTIVDA. While we have sought to protect our product candidate supplies and commercial supplies of FOTIVDA through diversification of storage locations, there are times when such supplies may be placed in jeopardy due to unforeseen circumstances such as the disruption to the supply chain caused by the COVID-19 pandemic. If our product candidate supplies or commercial supplies of FOTIVDA were lost, destroyed, significantly delayed or otherwise compromised, it would delay or impair our ability to complete clinical trials and commercialize FOTIVDA.

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

Our success will depend in significant part on our ability to attract and maintain strategic partners and strategic relationships with other biotechnology or pharmaceutical companies to support the development and commercialization of our product candidates. In these partnerships, we would expect our strategic partner to provide capabilities in research, development, regulatory filings, marketing and sales, in addition to funding.

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

If one or more of our strategic partners fails to develop or effectively commercialize product candidates for any reason, we may not be able to replace the strategic partner with another partner to develop and commercialize a product candidate under the terms of the strategic partnership. We may also be unable to obtain, on terms acceptable to us, a license from such strategic partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate. Any of these events could have a material adverse effect on our business, results of operations and our ability to achieve future profitability and could cause our stock price to decline.

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

Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain EU countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which is scheduled to expire in 2022, and a second U.S. patent covering the crystalline form of tivozanib, which is scheduled to expire in 2023. In view of the length of time tivozanib had been under regulatory review at the FDA, a patent term extension of up to five years may be available. Although we have applied for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all.

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

If we or one of our strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. In addition, with respect to FOTIVDA, generic manufacturers could challenge the patents covering FOTIVDA as part of the process of obtaining regulatory approval via an abbreviated new drug application, or ANDA. Grounds for a validity challenge could be an alleged failure to meet one or more statutory requirements for patentability, including, for example, lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Additionally, third parties are able to challenge the validity of issued patents through administrative proceedings in the patent offices of certain countries, including the USPTO and the European Patent Office. Although we have conducted due diligence on patents we have exclusively in-licensed, and we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one of our products. Such a loss of patent protection could have a material adverse impact on our business. Further, an intellectual property litigation could lead to unfavorable publicity that could harm our reputation and cause the market price of our common stock to decline.

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

Tivozanib and certain of our product candidates are protected by patents exclusively licensed from other companies or institutions. If the licensors terminate the licenses or fail to maintain or enforce the underlying patents, our competitive position would be harmed and our partnerships could be terminated.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our partners or fraudulently induce our employees or employees of our partners to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and computer viruses, cyber-attacks or other system failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or our partners, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and we could incur significant increases in costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

In addition, the FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. In addition, a regulatory agency’s varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. For example, in June 2013, the FDA issued the 2013 CRL informing us that it would not approve tivozanib for the first-line treatment of RCC based solely on the data from the TIVO-1 trial.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom withdrew from the EU, effective December 31, 2020. On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for any product candidates, which could significantly and materially harm our business.

We may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates, and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including in the United States and EU, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, a product with orphan drug designation only becomes entitled to orphan drug exclusivity if it receives the first marketing approval for the indication for which it has such designation, in which case the FDA or the EMA will be precluded from approving another marketing application for the same product for that indication for the applicable exclusivity period. The applicable exclusivity period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of FOTIVDA and any product candidate for which we may obtain marketing approval in the future. Our arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute FOTIVDA and any products for which we may obtain marketing approval in the future. Restrictions under applicable federal and state healthcare laws and regulations include the federal Anti-Kickback Statute, the False Claims Act, Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act. There are also analogous state and foreign laws and regulations that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and may require manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs.

If our business practices or operations are found to be in violation of any of the laws described above, other or future healthcare laws or case law or any governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results. We have implemented a corporate compliance program designed to ensure that we will market and sell FOTIVDA and any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs, which could impact us.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, with additional laws and amendments being passed on a regular basis. As one example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. The GDPR imposes significant obligations with respect to clinical trials conducted in the EEA. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EU activities.

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
•

the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our supply chain, preclinical studies, clinical trials, commercial activities and other operations specifically;

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

Our management has broad discretion on where and how to use our cash and cash equivalents and, as a stockholder, you rely on the judgment of our management regarding the application of our available cash and cash equivalents to fund our operations. Our management might not apply our cash and cash equivalents in ways that increase the value of your investment. We expect to use a substantial portion of our cash to fund existing and future research and development of our preclinical and clinical product candidates, with the balance, if any, to be used for working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:

•	the level of net product revenues from the sales of FOTIVDA;
•	the level of expenses incurred to commercialize FOTIVDA;
•	the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;
•	the implementation of restructuring and cost-savings strategies;
•	the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•	costs associated with litigation in which we may become involved;
•	changes in our Loan Agreement, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;
•	non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•	compliance with regulatory requirements.

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

Global credit and financial markets have experienced extreme volatility and disruptions since 2020 due to the COVID-19 pandemic and the government measures taken in response to the pandemic. We expect that rapid or extended periods of deterioration in credit and financial markets and confidence in economic conditions will continue. Our general business strategy may be adversely affected by external economic conditions and a volatile business environment or unpredictable and unstable market conditions. If the equity and credit markets are not favorable at any time we seek to raise capital, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive economically turbulent times, which could directly affect our ability to attain our operating goals on schedule and on budget.

As of June 30, 2021, we had approximately $102.9 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund, and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.

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

Item 6.	Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 5, 2021	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer