Form 10-Q
period 2021-09-30
AVEO PHARMACEUTICALS, INC.
filed 2021-11-08
CIK 1325879

*9

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 1, 2021: 34,373,995

AVEO PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	7

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	8

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, June 30 and September 30, 2021 and the Three Months Ended March 31, June 30 and September 30, 2020	9

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	11

	Notes to Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	54

Item 6.	Exhibits	89

	Signatures	90

Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including, without limitation, statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to the therapeutic potential of product candidates; any expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:
•our plans surrounding the launch and commercialization of FOTIVDA;
•our plans to develop our clinical stage assets and commercialize our product candidates;
•our manufacturing, marketing and sales capabilities and strategy;
•the rate and degree of market acceptance and clinical utility of our products;
•the initiation, timing, progress and results of future clinical trials, and our development programs;
•our ability to secure new collaborations, maintain existing collaborations or obtain additional funding;
•our intellectual property position;
•the potential of ficlatuzumab, AV-380 or other product candidates that we in-license, or may elect to in-license, or may acquire in the future;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•our competitive position;
•developments and projections relating to our competitors and our industry;
•impacts resulting from the COVID-19 pandemic and responsive actions relating thereto;
•macroeconomic impacts arising from the duration of the COVID-19 pandemic, including supply chain disruptions;
•our estimates of the period in which we anticipate that existing cash, cash equivalents and investments will enable us to fund our current and planned operations; and
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
•We have incurred significant operating losses, anticipate that we will continue to incur significant operating expenses for the foreseeable future and may never generate significant revenue or achieve or sustain profitability.
•We may require substantial additional funding to advance our pipeline of clinical stage assets, and if we are unable to obtain this necessary capital when needed, we could be forced to delay, limit, reduce or terminate our research, product development or commercialization efforts.
•We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We depend heavily on the success of our commercial product, FOTIVDA, and on our clinical stage assets, including tivozanib (in other indications), ficlatuzumab, AV-380 and AV-203. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, our business will be materially harmed.
•The COVID-19 pandemic has adversely disrupted our ability to commercialize FOTIVDA, to manufacture clinical product and to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business and operations.
•If we or our collaborators experience delays or difficulties in the enrollment of patients in clinical trials, receipt of necessary regulatory approvals could be delayed or prevented.
•If clinical trials of any product candidates that we, or any collaborators, may develop fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.
•We face substantial competition from existing approved products and our competitors may also discover, develop or commercialize new competing products before, or more successfully, than we do.
•Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.
•We rely in part on third parties to produce our preclinical and clinical product candidate supplies and to conduct clinical trials of our internally-developed product candidates, and those third parties may not perform satisfactorily, including by failing to deliver supplies on time or to meet deadlines for the completion of such trials, research or testing.
•We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in the countries in the EUSA territory and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue.

•Any failure by a third-party manufacturer or a third-party supplier to timely produce or provide required manufacturing supplies for us or to safely store product candidate supplies and commercial supplies of FOTIVDA may delay or impair our ability to manufacture product, initiate or complete our clinical trials or commercialize our product candidates.
•We may not be successful in establishing or maintaining strategic partnerships to further the development of our therapeutic programs. Additionally, if any of our current or future strategic partners fails to perform its obligations or terminates the partnership, the development and commercialization of the product candidates under such agreement could be delayed or terminated and, such failures or terminations could have a material adverse effect on our operations and business.
•We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68,840	$61,761
Marketable securities	25,176	—
Trade receivables, net	8,303	—
Partnership receivables	1,205	1,197
Inventory	1,252	—
Clinical trial retainers	881	355
Other prepaid expenses and other current assets	2,320	2,195
Total current assets	107,977	65,508
Property and equipment, net	292	343
Operating lease right-of-use asset	560	903
Other assets	258	158
Total assets	$109,087	$66,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,925	$3,380
Accrued clinical trial costs and contract research	6,534	4,550
Other accrued liabilities	9,484	4,463
Operating lease liability	361	369
Loans payable, net of discount	—	1,056
Deferred revenue	1,072	1,974
Deferred research and development reimbursements	—	164
PIPE Warrant liability	—	199
Other liabilities (Note 6)	—	790
Total current liabilities	22,376	16,945
Loans payable, net of current portion and discount	33,026	12,716
Deferred revenue, non-current	—	578
Operating lease liability, non-current	19	336
Other liabilities, non-current (Note 6)	2,432	1,043
Total liabilities	57,853	31,618
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at each of September 30, 2021 and December 31, 2020	—	—
Common stock, $.001 par value: 50,000 shares authorized at September 30, 2021 and December 31, 2020; 34,374 shares issued and outstanding at September 30, 2021 and 26,883 issued and outstanding at December 31, 2020	34	27
Additional paid-in capital	718,494	656,472
Accumulated other comprehensive income	(2)	—
Accumulated deficit	(667,292)	(621,205)
Total stockholders’ equity	51,234	35,294
Total liabilities and stockholders’ equity	$109,087	$66,912
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
FOTIVDA U.S. product revenue, net	$14,318	$—	$22,119	$—
Partnership licensing and royalty revenue	855	3,600	2,530	5,133
	15,173	3,600	24,649	5,133
Operating expenses:
Cost of products sold	1,744	—	2,704	—
Research and development	7,502	5,860	20,177	18,105
Selling, general and administrative	15,142	5,800	45,162	13,209
	24,388	11,660	68,043	31,314
Loss from operations	(9,215)	(8,060)	(43,394)	(26,181)
Other income (expense), net:
Interest expense, net	(1,153)	(419)	(2,892)	(1,083)
Change in fair value of PIPE Warrant liability	—	86	199	3,184
	(1,153)	(333)	(2,693)	2,101
Net loss	$(10,368)	$(8,393)	$(46,087)	$(24,080)

Net loss per share - basic and diluted	$(0.30)	$(0.33)	$(1.44)	$(1.22)
Weighted average number of common shares outstanding	34,374	25,808	32,081	19,773
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,368)	$(8,393)	$(46,087)	$(24,080)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(2)	2	(2)	1
Comprehensive loss	$(10,370)	$(8,391)	$(46,089)	$(24,079)
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.5 million)	6,900	7	51,711	—	—	51,718
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Stock-based compensation expense related to equity- classified awards	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at March 31, 2021	34,361	$34	$715,856	$—	$(643,327)	$72,563
Stock-based compensation expense related to equity-classified awards	—	—	1,169	—	—	1,169
Issuance of common stock under employee stock purchase plan	13	—	68	—	—	68
Net loss	—	—	—	—	(13,597)	(13,597)
Balance at June 30, 2021	34,374	$34	$717,093	$—	$(656,924)	$60,203
Stock-based compensation expense related to equity-classified awards			1,401			1,401
Unrealized gain on available-for-sale investments				(2)		(2)
Net loss					(10,368)	(10,368)
Balance at September 30, 2021	34,374	$34	$718,494	$(2)	$(667,292)	$51,234

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2019	16,081	$16	$600,451	$—	$(585,621)	$14,846
Stock-based compensation expense related to equity- classified awards	—	—	543	—	—	543
Net loss	—	—	—	—	(8,381)	(8,381)
Balance at March 31, 2020	16,081	$16	$600,994	$—	$(594,002)	$7,008
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $3.3 million)	5,221	5	24,074	—	—	24,079
Issuance of common stock in a public offering, to related parties	4,504	5	23,639	—	—	23,644
Stock-based compensation expense related to equity-classified awards	—	—	578	—	—	578
Issuance of common stock under employee stock purchase plan	2	—	18	—	—	18
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,306)	(7,306)
Balance at June 30, 2020	25,808	$26	$649,303	$(1)	$(601,308)	$48,020
Stock-based compensation expense related to equity-classified awards	—	—	594	—	—	594
Change in unrealized gain (loss) on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(8,393)	(8,393)
Balance at September 30, 2020	25,808	$26	$649,897	$1	$(609,701)	$40,223

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(46,087)	$(24,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	9
Stock-based compensation	3,774	1,715
Non-cash interest expense	729	314
Non-cash change in fair value of PIPE Warrant liability	(199)	(3,184)
Amortization of premium and discount on investments	50	(99)
Changes in operating assets and liabilities:
Trade receivables, net	(8,303)	—
Partnership receivables	(8)	579
Inventory	(1,252)	—
Prepaid expenses and other current assets	(651)	(522)
Operating lease right-of-use asset	343	(1,170)
Other non-current assets	(100)	—
Accounts payable	1,544	533
Accrued contract research	1,984	245
Other accrued liabilities	5,021	1,075
Operating lease liability	(8)	436
Deferred revenue	(1,480)	(1,480)
Deferred research and development reimbursements	(164)	147
Operating lease liability, non-current	(317)	379
Net cash used in operating activities	(45,073)	(25,103)
Investing activities
Purchases of marketable securities	(28,128)	(36,133)
Proceeds from maturities and sales of marketable securities	2,900	25,200
Purchases of property and equipment	—	(219)
Net cash used in investing activities	(25,228)	(11,152)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	55,095	24,079
Proceeds from issuance of common stock and warrants to related parties	—	23,644
Proceeds from warrant exercises	3,092	—
Proceeds from issuance of stock for stock-based compensation arrangements	68	18
Proceeds from issuance of loan payable	20,000	5,329
Payment on principal of loan payable (Note 6)	—	(6,497)
Payment of loan maturity fees (Note 6)	(790)	—
Payment of debt issuance costs	(85)	(255)
Net cash provided by financing activities	77,380	46,318
Net increase in cash and cash equivalents	7,079	10,063
Cash and cash equivalents at beginning of period	61,761	29,785
Cash and cash equivalents at end of period	$68,840	$39,848
Supplemental cash flow information
Cash paid for interest	$2,035	$971
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$1,225
See accompanying notes.

AVEO Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(1) Organization
AVEO Pharmaceuticals, Inc. (the “Company”) is a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. The Company currently markets FOTIVDA® (tivozanib) in the United States. FOTIVDA is the Company's first commercial product and was approved by the U.S. Food and Drug Administration ("FDA") for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory renal cell carcinoma (“RCC”) following two or more prior systemic therapies. The Company continues to develop tivozanib in immuno-oncology combinations in RCC and other indications, and has other investigational programs in clinical development.
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. The Company is currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals calling on practicing oncologists. The field sales force is supported by the AVEO ACE Patient Support program, an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company is seeking to advance tivozanib in additional cancer indications with significant unmet medical needs. The Company is studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma (“HCC”).
The Company opened enrollment for a phase 3 clinical trial (the "TiNivo-2 Trial") in the third quarter of 2021. The TiNivo-2 Trial is a randomized, open-label, controlled, parallel-arm, pivotal phase 3 clinical trial of tivozanib in combination with OPDIVO® (nivolumab), as compared to tivozanib as a monotherapy, in patients with advanced refractory RCC following one or two lines of prior therapy, one of which must include immunotherapy. The Company is the sponsor of the trial and Bristol-Myers Squibb Company ("BMS") is supplying nivolumab, BMS’s antibody directed against programmed death-1 (“PD-1”) therapy, for the trial. The TiNivo-2 Trial will seek to further understand the activity and tolerability of this combination following prior immunotherapy.
The Company is conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC (“AstraZeneca”). The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with AstraZeneca's IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1 ("PD-L1"). The DEDUCTIVE trial was amended to include patients with advanced, unresectable HCC who have progressed after first-line bevacizumab and atezolizumab treatment as well as first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy for metastatic disease. Enrollment for the first line cohort of the DEDUCTIVE trial is complete. Enrollment for the second line cohort is ongoing and is expected to be completed in the first half of 2022. The Company expects interim data for the first line cohort to be presented in the first half of 2022 at a scientific meeting.
FOTIVDA, through the Company’s partner EUSA Pharma (UK) Limited (“EUSA”), is also approved in the European Union (the “EU”), New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. EUSA has reported to the Company that, to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.
The Company is also seeking to advance its pipeline of three wholly owned humanized immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates, ficlatuzumab, AV-380 and AV-203, and one IgG1 antibody preclinical product candidate, AV-353.
Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor (“HGF”). The Company has previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck (“HNSCC”), pancreatic cancer and acute myeloid leukemia (“AML”).
In June 2021, the Company announced results from the randomized phase 2 confirmatory study of ficlatuzumab (the “Phase 2 HNSCC Trial”), in combination with cetuximab, an epidermal growth factor receptor ("EGFR") targeted antibody, in patients with metastatic HNSCC who relapsed or were refractory to prior immunotherapy, chemotherapy and cetuximab (pan-refractory).
The Company continues to evaluate opportunities for the further clinical development of ficlatuzumab, including a potential registrational clinical trial of ficlatuzumab in the human papillomavirus negative ("HPV-") HNSCC patient population. In 2020, the Company contracted with a contract manufacturing organization ("CMO") to manufacture the clinical supply for this potential registrational clinical trial of ficlatuzumab. However, a shortage of required key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing has delayed the delivery of the clinical supply of ficlatuzumab. Based on the Company's ongoing discussions with its CMO, the Company expects the key required raw materials and manufacturing supplies for ficlatuzumab to become available in the second quarter of 2022 and the Company has secured a manufacturing slot with its CMO to meet this timeline.

In September 2021, the FDA granted Fast Track designation for the investigation of ficlatuzumab and ERBITUX® (cetuximab) for the treatment of patients with relapsed or recurrent HNSCC. Assuming the timely manufacturing of ficlatuzumab, the availability of financial resources or strategic partner funding and the continued discussions with the FDA to finalize the trial design under the Fast Track designation, the Company expects to initiate a potential registrational clinical trial of ficlatuzumab and cetuximab in the HPV-, recurrent or metastatic HNSCC ("R/R HNSCC") patient population in the first half of 2023.
AV-380 is a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15 (“GDF15”). In December 2020, the FDA approved the Company’s investigational new drug application (“IND”) for AV-380 for the potential treatment of cancer cachexia. In the first quarter of 2021, the Company initiated a phase 1 clinical trial in healthy volunteers and targeted enrollment for the trial was reached in October 2021. The Company expects data from this phase 1 clinical trial to become available in the first half of 2022. The Company plans to initiate a phase 1b clinical trial in cancer patients in the middle of 2022.
AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which the Company regained worldwide rights in September 2021. The Company is exploring AV-203 as a potential oncology treatment.
AV-353 is a preclinical selective and potent IgG1 antibody that targets the Notch 3 pathway. The Company is exploring AV-353 as a potential oncology treatment.
As used throughout these condensed consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly-owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.
Liquidity and Going Concern
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2021, the Company has financed its operations primarily through private placements and public offerings of its common stock, license fees, milestone payments and research and development funding from strategic partners, FOTIVDA commercial sales receipts and debt facilities. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, commercializing FOTIVDA, protecting its intellectual property and general and administrative functions relating to these operations.
The future success of the Company is dependent on its ability to commercialize FOTIVDA in the United States and to develop its portfolio assets and, ultimately, upon the Company’s ability to create shareholder value. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. The Company’s future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and its ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for FOTIVDA and any future products in those markets. The likelihood of the Company’s long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which the Company operates. Absent the realization of sufficient revenues from product sales to support the Company’s cost structure, the Company may never attain or sustain profitability.
The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $667.3 million as of September 30, 2021. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical stage assets. The Company may require substantial additional funding to continue to advance its pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.
As of November 8, 2021, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $94.0 million as of September 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2020 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2021.
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
Net Product Revenue
On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC after two prior systemic therapies. FOTIVDA became commercially available on March 22, 2021. FOTIVDA is the Company’s first commercial product. The Company sells its products principally through a limited distribution network comprised of two specialty pharmacies, Biologics and Onco360, and the following specialty distributors: Amerisource Specialty Distribution, Oncology Supply, McKesson Plasma and Biologics, McKesson Specialty and Cardinal Specialty (collectively with the specialty pharmacies, the "Customers" and each a "Customer"). These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
Product Sales Discounts and Allowances
The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is deductible by the Customer from payments to the Company) or a current liability (if the amount is payable by the Company to a third party or Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as FOTIVDA is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, Federal government entities purchasing via the Federal Supply Schedule, Group Purchasing Organizations and health maintenance organizations, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by its contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales by the specialty distributor to its contracted customers.
Discounts for Prompt Payment: The Customers receive a discount of 2% for prompt payment. The Company expects its Customers will earn 100% of their prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Coverage Gap Discounts Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. In addition, in the United States during 2020, the Medicare Part D prescription drug benefit mandated participating manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on Customer and payer data received from the specialty pharmacies and distributors and historical utilization rates that will develop over time as FOTIVDA is the Company’s first commercial product. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect net product revenues in the period of adjustment.
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
The following table summarizes net product revenues for FOTIVDA in the United States earned in the three and nine months ended September 30, 2021 and 2020, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenues:
Gross product revenues	$16,978	$—	$26,227	$—
Discounts and allowances	(2,660)	—	(4,108)	—
Net product revenues	$14,318	$—	$22,119	$—
The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by any Customer who individually accounted for 10% or more of total product revenues earned in the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OncoMed Specialty, LLC (Onco360)	21%	—	23%	—
Affiliates of McKesson Corporation	45%	—	43%	—
Affiliates of AmerisourceBergen Corporation	22%	—	23%	—
Affiliates of Cardinal Health Specialty	12%	—	11%	—
	100%	—	100%	—

Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the nine months ended September 30, 2021 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2020	$—	$—	$—
Provision related to sales made in:
Current period	$2,358	$1,750	$4,108
Prior periods	—	—	—
Payments and customer credits issued	(1,392)	(570)	(1,962)
Balance at September 30, 2021	$966	$1,180	$2,146
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
The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP are determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining SSP for performance obligations requires significant judgment. In developing SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates SSP for performance obligations by evaluating whether changes in the key assumptions used to determine SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The following table summarizes the total collaboration revenues earned in the three and nine months ended September 30, 2021 and 2020, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EUSA	$855	$800	$2,530	$2,333
KKC	—	2,800	—	2,800
Total	$855	$3,600	$2,530	$5,133
Trade Receivables
Trade receivables, net, includes amounts billed to Customers for product sales of FOTIVDA. The Company records trade receivables net of chargebacks, cash discounts for prompt payment and any allowances for credit losses. The Company considers its historical losses, if any, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting its customers to estimate credit losses. The Customers are specialty pharmacies and specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low.
Cost of Products Sold
Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments the Company is required to pay to Kyowa Kirin Co. (“KKC”) on all net sales of tivozanib in the Company’s North American territory, which range from the low to mid-teens as a percentage of net sales. Refer to Note 4, “Collaborations and License Agreements” regarding specific details. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s products. The Company considered regulatory approval of product candidates to be uncertain and product manufactured prior to regulatory approval may not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory, but were expensed as research and development costs.
Research and Development Expenses
Research and development expenses are charged to expense as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including (i) internal costs for salaries, bonuses, benefits, stock-based compensation, research-related overhead and allocated expenses for facilities and information technology, and (ii) external costs for clinical trials, drug manufacturing and distribution, preclinical studies, upfront license payments, milestones and sublicense fees related to in-licensed products and technology, consultants and other contracted services.
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
The Company recorded no loss and a non-cash gain of approximately $0.2 million in the three and nine months ended September 30, 2021, respectively, in its Statement of Operations attributable to the decrease in fair value of the warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021.
The Company recorded non-cash gains of approximately $0.1 million and $3.2 million in the three and nine months ended September 30, 2020, respectively, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from changes in the Company’s stock price as of September 30, 2020 relative to prior periods, decreases in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approached their expiration in May 2021. No PIPE Warrants were exercised during the three and nine months ended September 30, 2021 and 2020.
The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2021 (in thousands):

Fair value at January 1, 2021	$199
Decrease in fair value	(199)
Fair value at September 30, 2021	$—
The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2020
Expected price volatility	76.25%	56.79%
Expected term (in years)	5.00	0.50
Risk-free interest rates	1.22%	0.09%
Stock price	$8.90	$5.77
Dividend yield	—	—
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
Below is a summary of cash, cash equivalents and marketable securities at September 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
Cash and cash equivalents:
Cash and money market funds	$68,840	$—	$—	$68,840
Total cash and cash equivalents	68,840	—	—	68,840

Marketable securities:
Corporate debt securities due within 1 year	$25,178	$—	$(2)	$25,176
Total marketable securities	25,178	—	(2)	25,176
Total cash, cash equivalents and marketable securities	$94,018	$—	$(2)	$94,016

December 31, 2020
Cash and cash equivalents:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
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
The Company’s trade receivables, net, includes amounts billed to the Customers for product sales of FOTIVDA. The Customers are a limited group of specialty pharmacies and specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low.
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
Level 1.Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2.Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3.Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.
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
As of September 30, 2021, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the three and nine months ended September 30, 2021, the Company did not have any transfers of financial assets between Levels 1 and 2.
As of September 30, 2021, the Company did not have any financial liabilities recorded at fair value.
The fair value of the Company’s loans payable at September 30, 2021 and December 31, 2020 approximates its carrying value, computed pursuant to a discounted cash flow technique using a market interest rate and is considered a Level 3 fair value measurement. The effective interest rate, which reflects the current market rate, considers the loan issuance costs and the deferred financing charge.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$68,840	$—	$—	$68,840
Total cash and cash equivalents	$68,840	$—	$—	$68,840
Marketable securities:
Corporate debt securities due within 1 year	$—	$25,176	$—	$25,176
Total marketable securities	$—	$25,176	$—	$25,176
Total cash, cash equivalents and marketable securities	$68,840	$25,176	$—	$94,016

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$199	$199
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
For the three and nine months ended September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants until the scheduled expirations of the Offering Warrants on April 8, 2021 and the PIPE Warrants on May 16, 2021 would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Outstanding at September 30,
	2021	2020
Stock options outstanding	3,078	1,691
Offering Warrants outstanding (warrants expired April 8, 2021)	—	2,500
PIPE Warrants outstanding (warrants expired May 16, 2021)	—	1,684
Total	3,078	5,875
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

The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three and nine months ended September 30, 2021 and 2020, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$314	$123	$958	$363
Selling, general and administrative	$1,087	$471	$2,816	$1,352
Total	$1,401	$594	$3,774	$1,715
Income Taxes
The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2021, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2021. The Company maintains a full valuation allowance on all deferred tax assets.
Segment and Geographic Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of September 30, 2021, the Company has no net assets located outside of the United States.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of the Company’s ability to continue as a going concern and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of stock-based compensation and estimates of the Company’s capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in the Company’s disclosures in the period in which they become known. Actual results could differ from those estimates if past experience or other assumptions do not turn out to be substantially accurate.
Accrued Clinical Trial Costs and Contract Research Liabilities
During each of the three and nine months ended September 30, 2021 and 2020, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
In addition to fees earned by the CROs to manage the Company’s clinical trials, the CROs are also responsible for managing payments to the clinical trial sites on the Company’s behalf. There can be significant lag time in clinical trial sites invoicing the CROs. The date on which services are performed, the level of services performed and the cost of such services are often determined based on subjective judgments. The Company makes these judgments based upon the facts and circumstances known to it, such as the terms of the contract and its knowledge of activity that has been incurred, including the number of active clinical sites, the number of patients enrolled, the activities to be performed for each patient, including patient treatment and any imaging, if applicable, and the duration for which the patients will be enrolled in the trial. In the event that the Company does not identify some costs which have begun to be incurred, or the Company under or overestimates the level of services performed or the costs of such services in a given period, its reported expenses for such period would be understated or overstated. The Company currently reflects the effects of any changes in estimates based on changes in facts and circumstances directly in its operations in the period such change becomes known.
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
(4) Collaborations and License Agreements
Collaboration Agreement
AstraZeneca
In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly-owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.
The Company is accounting for the joint development activities under the AstraZeneca Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because both the Company and AstraZeneca are active participants in the oversight of the DEDUCTIVE trial via their participation on a joint steering committee and are exposed to significant risk and rewards in connection with the activity based on their obligation to share in the costs. AstraZeneca does not meet the definition of a "Customer," thus the joint development activities under the AstraZeneca Agreement are not accounted for under ASC 606.
Payments from AstraZeneca with respect to its share of the external costs for the DEDUCTIVE trial incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.
The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million in each of the three months ended September 30, 2021 and 2020, and by approximately $0.7 million and $0.8 million in the nine months ended September 30, 2021 and 2020, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.6 million as of September 30, 2021.
Out-License Agreements

EUSA
In December 2015, the Company entered into a license agreement with EUSA (the “EUSA Agreement”), under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin

America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye.
EUSA made research and development reimbursement payments to the Company of $2.5 million upon the execution of the EUSA Agreement during the year ended December 31, 2015 and $4.0 million in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC. In September 2017, EUSA elected to opt-in to co-develop the phase 2 clinical trial of tivozanib in combination with nivolumab in the first-line and the second-line treatment of RCC (the “TiNivo trial”). As a result of exercising its opt-in right, EUSA made an additional research and development reimbursement payment to the Company of $2.0 million. This $2.0 million payment was received in October 2017, in advance of the completion of the TiNivo trial, and represented EUSA’s approximate 50% share of the total costs of the TiNivo trial. The Company is also eligible to receive an additional research and development reimbursement payment from EUSA, in the amount of $20.0 million, for the Company’s phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, including subjects with prior checkpoint inhibitor therapy (the “TIVO-3 trial”), if EUSA elects to opt-in to that study.
The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor research and development reimbursement payments were earned in the three and nine months ended September 30, 2021 and 2020.
Pursuant to the KKC Agreement (as defined below), the Company is required to pay KKC a 30% sublicense fee related to earned milestone payments and royalties from EUSA. However, research and development reimbursement payments by EUSA are excluded from the 30% sublicense fee due to KKC, subject to certain limitations. If EUSA elects to opt-in to the TIVO-3 trial, only approximately $8.7 million of the final $20.0 million research and development payment by EUSA would be subject to the 30% sublicense fee due to KKC. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC were subject to the 30% KKC sublicense fee, or $0.6 million, each. The sublicense fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.
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
None of the remaining regulatory-related milestones are included in the transaction price as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis; (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA; (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA; and (iv) efforts by EUSA.
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
In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain, as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional EUSA licensed territories . The Company recognized royalty revenue of approximately $0.4 million and $0.3 million in the three months ended September 30, 2021 and 2020, respectively, and approximately $1.1 million and $0.9 million in the nine months ended September 30, 2021 and 2020, respectively.
The Company recognized total revenues under the EUSA Agreement of approximately $0.9 million and $0.8 million in the three months ended September 30, 2021 and 2020, respectively, and approximately $2.5 million and $2.3 million in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was approximately $1.1 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue, in the approximate amount of $0.5 million per quarter, over the duration of the Company’s performance period, currently estimated through April 2022.
The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,
Revenue Type	Date Achieved	2021	2020
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$98	$98
R&D payment - EMA approval in RCC	August 2017	158	158
Milestone - UK reimbursement approval	February 2018	79	79
Milestone - German reimbursement approval	November 2018	79	79
Milestone - Spanish reimbursement approval	February 2019	79	79
		$493	$493
Partnership Royalties		362	307
Total		$855	$800

		Nine Months Ended September 30,
Revenue Type	Date Achieved	2021	2020
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$296	$296
R&D payment - EMA approval in RCC	August 2017	473	473
Milestone - UK reimbursement approval	February 2018	237	237
Milestone - German reimbursement approval	November 2018	237	237
Milestone - Spanish reimbursement approval	February 2019	237	237
		$1,480	$1,480
Partnership Royalties		1,050	853
Total		$2,530	$2,333
The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the nine months ended September 30, 2021 (in thousands):

Contract Assets				Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance September 30, 2021
Partnership receivables				$392	$1,050	$(1,080)	$362

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance September 30, 2021
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$512	$—	$296	$216
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	817	—	473	344
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	408	—	237	171
Milestone - German reimbursement approval	2,000	November 2018	December 2018	407	—	237	170
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	408	—	237	171
Total	$12,500			$2,552	$—	$1,480	$1,072
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
Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing open label Phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC (the “Phase 2 HNSCC Trial”), (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue less approximately $2.5 million that Biodesix would be required to pay to the Company pursuant to the October 2016 amendment to the Biodesix Agreement and excluding contributions to research and development expenses and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat. Biodesix and the Company also remain obligated to negotiate a commercialization agreement to delineate their rights and obligations in the event of any commercialization of VeriStrat with ficlatuzumab. As a result of Biodesix’s decision to Opt-Out, the Company now has worldwide licensing rights and sole decision-making authority with respect to further development and commercialization of ficlatuzumab. The payment obligations between the parties under the Biodesix Agreement are in effect until completion of the Phase 2 HNSCC Trial.
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
In March 2021, CANbridge exercised its right to terminate for convenience the CANbridge Agreement. Under the terms of the CANbridge Agreement, the transfer of the AV-203 program was completed in September 2021 and the Company regained worldwide rights to the AV-203 program.
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
In March 2014, the Company and Biogen amended the Biogen Agreement (the “Biogen Amendment”). Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with the Company) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, the Company has worldwide rights to AV-203. Pursuant to the Biogen Amendment, the Company is obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. The Company is also obligated to pay Biogen a percentage of milestone payments received by the Company from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million.
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
In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of September 30, 2021, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-

digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.
Kyowa Kirin Co. (KKC)
In December 2006, the Company entered into an agreement with KKC (the “KKC Agreement”), under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC made a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019, and KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States. KKC is required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications.
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
The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. In the three and nine months ended September 30, 2021, the Company recognized approximately $1.7 million and $2.7 million in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.
If the Company sublicenses any of its rights to tivozanib to a third party, as it has done with EUSA, the sublicense defines the payment obligations of the sublicensee, which may vary from the milestone and royalty payment obligations under the KKC Agreement relating to rights the Company retains. The Company is required to pay KKC a fixed 30% of amounts the Company receives from its sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts the Company receives for research and development reimbursement payments or equity investments, subject to certain limitations.
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
August 1, 2019 Amendment to the KKC Agreement
In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for United States approval of tivozanib, the Company earned and received a $2.8 million development milestone payment in August 2020 pursuant to the amendment to the KKC Agreement upon the acceptance of KKC’s investigational new drug, or IND, application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan on August 2, 2020. KKC is also required to make remaining milestone payments to the Company of up to an aggregate of $387.9 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three months and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company received a $2.8 million development milestone payment.
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
The Company evaluated the amendment to the KKC Agreement under ASC 606 and determined that KKC met the definition of a "Customer" as the Company considers the licensing or sale of intellectual property rights to be an output of the Company’s ordinary activities and is central to the operations of the Company. The Company determined that the amendment to the KKC Agreement contained a single performance obligation related to the Company’s transfer of rights to non-oncology intellectual property and know-how to KKC, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. In addition, the Company determined that the $25.0 million non-refundable upfront payment received from KKC in September 2019 constituted the amount of the consideration to be included in the transaction price and attributed this amount to the Company’s single performance obligation. The Company satisfied this performance obligation during the third quarter of 2019. Accordingly, the Company recognized the $25.0 million in consideration as revenue in the third quarter of 2019. The Company concluded the performance obligation was satisfied at a point in time because any know-how or clinical data generated from the Company’s ongoing oncology development of tivozanib would not benefit KKC’s non-oncology development of tivozanib.
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
None of KKC’s remaining development and regulatory milestones to the Company related to its non-oncology development of tivozanib for the Company’s territory were included in the transaction price, as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) regulatory approvals are outside of the control of KKC; (ii) certain development and regulatory milestones are contingent upon the success of future clinical trials, if any, which is out of the control of KKC; and (iii) efforts by KKC. Any consideration related to development and regulatory milestones owed by KKC to the Company will be recognized when the corresponding milestones are no longer constrained as the Company does not have any ongoing performance obligations. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the intellectual property transferred to KKC and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
(5) Other Accrued Liabilities
Other accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Compensation and benefits	$4,157	$3,082
FOTIVDA U.S. Product Royalties	1,718	—
Professional fees	1,413	1,061
FOTIVDA Federal Rebates, Customer Credits and Co-Pay Assistance	1,180	—
Other	1,016	320
Total	$9,484	$4,463
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

The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021 at the earliest, as described above. The interest rate as of September 30, 2021 was 9.65%.
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
The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company is also required to achieve greater than or equal to 75% of its forecasted net product revenues from its sales of tivozanib over a six month trailing period, as defined and measured on a monthly basis, effective upon the earlier of receiving Third Tranche funding and the month of April 2022.
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
As of September 30, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. As of September 30, 2021, $10.0 million remains available to the Company in committed funding under the 2020 Loan Facility, including $5.0 million for Tranche Three funding upon the achievement of Performance Milestone II for $35.0 million in net product revenues from sales of FOTIVDA and $5.0 million in Tranche Four funding contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was paid on July 1, 2021, as scheduled.

The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of September 30, 2021, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the 2020 Loan Amendment.
The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.
Future minimum payments under the loans payable outstanding as of September 30, 2021 are as follows (in thousands):

Year Ending December 31:
2021 (remaining three months)	$854
2022	11,785
2023	30,097
42,736
Less amount representing interest	(5,303)
Less unamortized discount	(1,974)
Less deferred charges	(2,433)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$33,026
(7) Common Stock
As of September 30, 2021, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 34,373,995 shares were issued and outstanding.
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
Universal Shelf Registration Statement
On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of September 30, 2021, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.
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
Expired Offering Warrants from April 2019 Public Offering – Expiration Date of April 8, 2021
In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the Offering Warrants”), including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and expired two years from the date of issuance on April 8, 2021. Any Offering Warrants that had not been exercised for cash prior to their expiration were to be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and were separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company determined the shares of common stock and the Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the Offering Warrants were equity-classified. Accordingly, the net offering proceeds of $22.8 million were recorded within stockholders’ equity (deficit).
In March 2021, Offering Warrants exercisable for 247,391 shares of common stock were exercised, for approximately $3.1 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of the Company’s common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than the Company’s closing stock price of $7.01 on April 8, 2021.
Sales Agreement with SVB Leerink
In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of September 30, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
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
(8) Stock-based Compensation
Stock Incentive Plan
The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors and directors, as amended in March 2013, June 2014 and June 2017.
In April 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”) and on June 12, 2019 the stockholders approved the 2019 Plan at the Annual Meeting of Stockholders. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) a provision for the grant of equity awards such as stock options and restricted stock; (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the grant for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company; (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the board of directors, which generally are equal to four years; and (iv) that options granted under the 2019 Plan expire over periods as determined by the board of directors, which generally are ten years from the date of grant. In April 2020, the board of directors adopted an amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 1,300,000 shares, among other things. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 10, 2020. In April 2021, the board of directors adopted an additional amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 2,200,000. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 9, 2021.
Awards may be made under the 2019 Plan for up to the sum of (i) 4,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2021, there were 2,481,800 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,816,690	$11.04	7.53	$170,000
Granted	1,530,018	$8.70
Exercised	—	—
Forfeited	(268,536)	$13.59
Outstanding at September 30, 2021	3,078,172	$9.65	7.88	$396,607
Exercisable at September 30, 2021	1,209,546	$12.10	6.25	$130,994
The aggregate intrinsic value is based upon the Company’s closing stock price of $6.18 on September 30, 2021.
The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30,
	2021	2020
Volatility factor	98.46% - 101.21%	98.99% - 99.19%
Expected term (in years)	5.50 - 6.25	6.25 - 6.25
Risk-free interest rates	0.07% - 1.15%	0.31% - 0.42%
Dividend yield	—	—

Nine Months Ended September 30,
	2021	2020
Volatility factor	56.17% - 102.66%	94.37% - 102.48%
Expected term (in years)	0.25 - 6.25	5.50 - 6.25
Risk-free interest rates	0.06% - 1.17%	0.31% - 1.67%
Dividend yield	—	—
The risk-free interest rate is determined based upon the United States Treasury’s rates for United States Treasury zero-coupon bonds with maturities similar to those of the expected term of the options being valued. The Company does not expect to pay dividends in the foreseeable future.
Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $6.76 and $4.55, respectively.
As of September 30, 2021, there was $11.2 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.93 years.
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
Overview
We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the United States. FOTIVDA is our first commercial product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory renal cell carcinoma, or RCC, following two or more prior systemic therapies. We continue to develop tivozanib in immuno-oncology combinations in RCC and other indications, and we have other investigational programs in clinical development.
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. We are currently commercializing FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals calling on practicing oncologists. The field force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey.
COVID-19 related restrictions have posed challenges for gaining in-person access to customers, prescribers, other healthcare professionals and to certain institutions that remain closed to industry representatives. In light of the restrictions necessitated by the COVID-19 pandemic, we designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies. However, changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, have caused, and may continue to cause, challenges to our ability to successfully commercialize FOTIVDA.
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
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we are seeking to advance tivozanib in additional cancer indications with significant unmet medical needs. We are studying tivozanib in combination with immune checkpoint inhibitors for the treatment of RCC and hepatocellular carcinoma, or HCC.
We opened enrollment for a phase 3 clinical trial, which we refer to as the TiNivo-2 Trial, in the third quarter of 2021.The TiNivo-2 Trial is a randomized, open-label, controlled, parallel-arm, pivotal phase 3 clinical trial of tivozanib in combination with OPDIVO®(nivolumab), as compared to tivozanib as a monotherapy, in patients with advanced refractory RCC following one or two lines of prior therapy, one of which must include immunotherapy. We are the sponsor of the trial and Bristol-Myers Squibb Company, or BMS, is supplying nivolumab, BMS’s antibody directed against programmed death-1, or PD-1, therapy for the trial. The TiNivo-2 Trial will seek to further understand the activity and tolerability of this combination following prior immunotherapy.

We are conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC, or AstraZeneca. The DEDUCTIVE trial is an open-label, multi-center, randomized phase 1b/2 clinical trial of tivozanib in combination with AstraZeneca's IMFINZI (durvalumab), a human monoclonal antibody directed against programmed death-ligand 1, or PD-L1. The DEDUCTIVE trial was amended to include patients with advanced, unresectable HCC who have progressed after first-line bevacizumab and atezolizumab treatment as well as first-line treatment of patients with advanced, unresectable HCC who have not received prior systemic therapy for metastatic disease. Enrollment for the first line cohort of the DEDUCTIVE trial is complete. Enrollment for the second line cohort is ongoing and is expected to be completed in the first half of 2022. We expect interim data for the first line cohort to be presented in the first half of 2022 at a scientific meeting.
FOTIVDA, through our partner EUSA Pharma (UK) Limited, or EUSA, is also approved in the European Union, or the EU, New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. EUSA has reported to us that, to date, it has not experienced a decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.
We are also seeking to advance our pipeline of three wholly owned humanized immunoglobulin G1, or IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380 and AV-203, and one IgG1 antibody preclinical product candidate, AV-353.
Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor, or HGF. We have previously reported promising early clinical data on ficlatuzumab in squamous cell carcinoma of the head and neck, or HNSCC, pancreatic cancer and acute myeloid leukemia, or AML.
In June 2021, we announced results from the randomized phase 2 confirmatory study of ficlatuzumab, or the Phase 2 HNSCC Trial, in combination with ERBITUX® (cetuximab), an epidermal growth factor receptor, or EGFR, targeted antibody, in patients with recurrent or metastatic HNSCC who relapsed or were refractory to prior immunotherapy, chemotherapy and cetuximab (pan-refractory).
We continue to evaluate opportunities for the further clinical development of ficlatuzumab, including a potential registrational clinical trial of ficlatuzumab in the human papillomavirus negative, or HPV-, HNSCC patient population. In 2020, we contracted with a contract manufacturing organization, or CMO, to manufacture the clinical supply for this registrational clinical trial of ficlatuzumab. However, a shortage of required key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing process has delayed the delivery of the clinical supply of ficlatuzumab. Based on our ongoing discussions with our CMO, we expect the key required raw materials and manufacturing supplies for ficlatuzumab to become available in the second quarter of 2022 and we have secured a manufacturing slot with our CMO to meet this timeline.
In September 2021, the FDA granted Fast Track designation for the investigation of ficlatuzumab and cetuximab for the treatment of patients with relapsed or recurrent HNSCC. Assuming the timely manufacturing of ficlatuzumab, the availability of financial resources or strategic partner funding and the continued discussions with the FDA to finalize the trial design under the Fast Track designation, we expect to initiate a registrational clinical trial of ficlatuzumab and cetuximab in the HPV-, recurrent or metastatic, or R/R HNSCC, patient population in the first half of 2023.
AV-380 is a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15, or GDF15. In December 2020, the FDA approved our investigational new drug application, or IND, for AV-380 for the potential treatment of cancer cachexia. In the first quarter of 2021, we initiated a phase 1 clinical trial in healthy volunteers and targeted enrollment for the trial was reached in October 2021. We expect data from this phase 1 clinical trial to become available in the first half of 2022. We plan to initiate a phase 1b clinical trial in cancer patients in the middle of 2022.
AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3) to which we regained worldwide rights in September 2021. We are exploring AV-203 as a potential oncology treatment.

AV-353 is a preclinical selective and potent IgG1 antibody that targets the Notch 3 pathway. We are exploring AV-353 as a potential oncology treatment.
Business Update Regarding COVID-19. The pandemic caused by an outbreak of a new strain of coronavirus, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets is also impacting our employees, patients, communities and business operations to varying degrees. In the paragraphs that follow, we have described impacts of the COVID-19 pandemic on our commercialization plans and clinical development programs, as applicable. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic and seasonal spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19 and the broad availability of effective vaccines and antiviral treatments. Certain of our operations had been conducted remotely prior to the COVID-19 pandemic, and we have now transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. If the COVID-19 pandemic continues or becomes more severe, it may further impact our ability to maintain that level of productivity, to grow the company as we have anticipated and to execute our commercialization and other long-term business strategies. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, commercial launch, suppliers, manufacturers, industry and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Part II, Item 1A. Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q.
Financial Overview
We do not have a history of generating operating profits and, as of September 30, 2021, we had an accumulated deficit of $667.3 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets.

We may require substantial additional funding to continue to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” for a further discussion of our funding requirements.
Revenue
Our revenues have historically been generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA . In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property.
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

Research and Development Expenses
Research and development expenses have historically consisted of expenses incurred in connection with the discovery and development of our product candidates. We recognize research and development expenses as they are incurred. These expenses consist primarily of:
•employee-related expenses, including salaries, bonuses, benefits, stock-based compensation and research-related overhead;
•external development-related expenses, including clinical trials, preclinical studies, consultants and other outsourced services;
•costs of acquiring and manufacturing drug development related materials and related distribution;
•costs associated with our regulatory and quality assurance operations and medical affairs;
•upfront license payments, milestones, sublicense fees and royalties related to in-licensed products and technology; and
•allocated expenses for facilities and information technology.

Research and development expenses is net of amounts reimbursed under our agreement with AstraZeneca for their respective share of development costs incurred by us under our joint development plans.

We anticipate that research and development expenses will remain consistent at current levels during the remainder of 2021 and increase in 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of advanced refractory RCC, the manufacturing of ficlatuzumab clinical drug supply in 2022 for a potential registrational clinical trial in the HPV- HNSCC patient population that we plan to initiate in the first half of 2023, and a phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the middle of 2022 and the related manufacturing of AV-380 clinical drug supply. These increases in 2022 will be partially offset by lower costs, principally related to the TIVO-3 Trial that was closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be approximately $30 million in 2021 in support of our existing pipeline plans. We expect costs for the TiNivo-2 trial to be approximately $40 million to $45 million over the next three or four years. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
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
At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from sales of any approved products. This uncertainty is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•our ability to establish and maintain strategic partnerships, the terms of those strategic partnerships and the success of those strategic partnerships, if any, including the timing and amount of payments that we might receive from strategic partners;
•the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for any product candidate;
•the progress and results of our clinical trials;
•the costs, timing and outcome of regulatory review of our product candidates;

•the emergence of competing technologies and products and other adverse market developments;
•the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•additional manufacturing requirements.
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

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will remain consistent at the current levels during the remainder of 2021 and increase in 2022, principally reflective of a full year of commercialization following the launch of FOTIVDA on March 22, 2021. We anticipate that selling, general and administrative expenses will be approximately $60 million in 2021, including approximately $40 million in commercial expenses and approximately $20 million in general and administrative expenses.
Interest Expense, Net
Interest expense consists of interest, amortization of debt discount and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.
Income Taxes
We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2021, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2021, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.
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
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2021 and 2020
Revenues (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
FOTIVDA U.S. product revenue, net	$14,318	$—	$14,318	100%	$22,119	$—	$22,119	100%
Partnership revenue - KKC	—	2,800	(2,800)	(100)%	—	2,800	(2,800)	(100)%
Partnership revenue - EUSA	855	800	55	7%	2,530	2,333	197	8%
Total revenues	$15,173	$3,600	$11,573	321%	$24,649	$5,133	$19,516	380%

Our total revenues increased by $11.6 million, or 321%, to $15.2 million in the three months ended September 30, 2021 from $3.6 million in the same period in 2020 and by $19.5 million, or 380%, to $24.6 million in the nine months ended September 30, 2021 from $5.1 million in the same period in 2020, principally due to the commencement of sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Partnership revenues from Kyowa Kirin Co., or KKC, decreased by $2.8 million, or 100%, in the three and nine months ended September 30, 2021, compared to the same periods in 2020. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the acceptance of KKC’s investigational new drug, or IND, for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. In the third quarter of 2020, we recognized this $2.8 million development milestone as revenue in accordance with ASC 606. No milestones were earned in the three and nine months ended September 30, 2021.
Partnership revenues from EUSA increased by $0.1 million, or 7%, and $0.2 million, or 8%, in the three and nine months ended September 30, 2021, respectively, from the same periods in 2020.
FOTIVDA U. S. Product Revenue, Net (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Gross product revenue	$16,978	$—	$16,978	100%	$26,227	$—	$26,227	100%
Discounts and allowances	(2,660)	—	(2,660)	100%	(4,108)	—	(4,108)	100%
Product revenue, net	$14,318	$—	$14,318	100%	$22,119	$—	$22,119	100%
We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Cost of Products Sold (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of products sold	$1,744	$—	$1,744	100%	$2,704	$—	$2,704	100%
Gross margin %	88%	—	88%	100%	88%	—	88%	100%
We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with refractory advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to KKC on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for FOTIVDA. We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs, which favorably impacted our gross margin. We anticipate that gross margins will be in the mid-to-high 80th percentile for the remainder of 2021 and in 2022.
Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Tivozanib	$5,514	$4,796	$718	15%	$13,997	$14,160	$(163)	(1)%
AV-380 Program in Cachexia	885	524	361	69%	2,869	1,938	931	48%
Ficlatuzumab	480	133	347	260%	1,463	878	585	67%
Overhead	623	407	216	53%	1,848	1,129	719	64%
Total research and development expenses	$7,502	$5,860	$1,642	28%	$20,177	$18,105	$2,072	11%
Our total research and development expenses increased by $1.6 million, or 28%, to $7.5 million in the three months ended September 30, 2021 from $5.9 million in the same period in 2020.
Our total research and development expenses increased by $2.1 million, or 11%, to $20.2 million in the nine months ended September 30, 2021 from $18.1 million in the same period in 2020.
Tivozanib expenses increased by $0.7 million, or 15%, in the three months ended September 30, 2021 as compared to the same period in 2020, principally related to $2.7 million in total increases for costs incurred in the third quarter of 2021 that were not incurred in the same period in 2020, including $1.9 million in connection with start-up activities for the TiNivo-2 Trial that was initiated in the first quarter of 2021, $0.5 million in connection with the medical affairs function in support of the commercial launch of FOTIVDA and $0.3 million in certain consulting fees. These increases were partially offset by $2.2 million in total decreases for costs incurred in the third quarter of 2020 that were not incurred in the same period in 2021, including $0.5 million in connection with the tivozanib New Drug Application, or NDA, for relapsed or refractory advanced RCC following two or more prior systemic therapies and $1.7 million in connection with drug substance manufacturing prior to marketing approval of tivozanib.
Tivozanib expenses decreased by $0.2 million, or 1%, in the nine months ended September 30, 2021 as compared to the same period in 2020, principally related to $7.4 million in total decreases for costs incurred in the nine months ended September 30, 2020 that were not incurred in the same period in 2021, including $2.2 million in connection with the completion and review support for the tivozanib NDA for relapsed or refractory advanced RCC following two or more prior systemic therapies and the corresponding $2.9 million application user fee pursuant to the Prescription Drug User Fee Act that was due upon the filing of the tivozanib NDA on March 31, 2020, $1.7 million in connection with drug substance manufacturing prior to marketing approval of tivozanib and $0.6 million in connection with lower expenses for the TIVO-3 trial that was closed in the second half of 2021 following FDA approval of FOTIVDA on March 10, 2021. These decreases were partially offset by $7.1 million in total increases for costs incurred in the nine months ended September 30, 2021 that were not incurred in the same period in 2020, including $4.6 million in connection with start-up activities for the TiNivo-2 Trial that was initiated in the first quarter of 2021, $2.1 million in connection with the medical affairs function in support of the commercial launch of FOTIVDA and $0.4 million in certain consulting fees.
AV-380 expenses increased by $0.4 million, or 69%, in the three months ended September 30, 2021 and by $0.9 million, or 48%, in the nine months ended September 30, 2021 as compared to the same periods in 2020, respectively. These increases were principally due to the conduct of the phase 1 clinical trial of AV-380 in healthy volunteers that was initiated in the first quarter of 2021, partially offset by a decrease in pre-clinical development costs incurred in the nine months ended September 30, 2020 that were not incurred in the same period in 2021.
Ficlatuzumab expenses increased by $0.3 million, or 260%, in the three months ended September 30, 2021 and by $0.6 million, or 67%, in the nine months ended September 30, 2021 as compared to the same periods in 2020, respectively. These increases were principally related to the conduct of certain drug manufacturing activities in 2021 for tech transfer, partially offset by costs incurred in the first quarter of 2020 that were not incurred in 2021 in connection with the discontinued phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine alone in patients with AML, which we referred to as the CyFi-2 trial, net of cost sharing with Biodesix.
We anticipate that research and development expenses will remain consistent at current levels during the remainder of 2021 and increase in 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of advanced refractory RCC, the manufacturing of ficlatuzumab clinical drug supply in 2022 for a potential registrational clinical trial in the HPV- HNSCC patient population that we plan to initiate in the first half of 2023, and a phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the middle of 2022 and the related manufacturing of AV-380 clinical drug supply. These increases in 2022 will be partially offset by lower costs, principally related to the TIVO-3 Trial that was closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be approximately $30 million in 2021 in support of our existing pipeline plans. We expect costs for the TiNivo-2 trial to be approximately $40 million to $45 million over the next three or four years. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
Selling, General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative expenses	$15,142	$5,800	$9,342	161%	$45,162	$13,209	$31,953	242%
Selling, general and administrative expenses increased by $9.3 million, or 161%, to $15.1 million in the three months ended September 30, 2021 from $5.8 million in the same period in 2020. The $9.3 million increase was principally related to $9.0 million in total increases, including: (i) $7.6 million in commercial launch initiatives incurred in the third quarter of 2021 that were not incurred in the same period in 2020, including $4.5 million in connection with compensation costs related to the growth in our commercial infrastructure, including the hiring of the sales force, and $3.1 million in connection with external commercial-launch activities in marketing, market access and commercial operations, (ii) $0.7 million in other professional fees, and (iii) $0.7 million in other compensation-related costs.
Selling, general and administrative expenses increased by $32.0 million, or 242%, to $45.2 million in the nine months ended September 30, 2021 from $13.2 million in the same period in 2020. The $32.0 million increase was principally related to $31.4 million in total increases, including: (i) $25.9 million in commercial launch initiatives incurred in the nine months ended September 30, 2021 that were not incurred in the same period in 2020, including $14.3 million in connection with compensation and recruiting costs related to the growth in our commercial infrastructure, including the hiring of the sales force, and $11.6 million in connection with external commercial-launch activities in marketing, market access and commercial operations, (ii) $3.0 million in other professional fees and (iii) $2.5 million in other compensation-related costs.
We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will remain consistent at the current levels during the remainder of 2021 and increase in 2022, principally reflective of a full year of commercialization following the launch of FOTIVDA on March 22, 2021. We anticipate that selling, general and administrative expenses will be approximately $60 million in 2021, including approximately $40 million in commercial expenses and approximately $20 million in general and administrative expenses.
Change in Fair Value of Expired PIPE Warrant Liability (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Change in fair value of expired PIPE Warrant liability	$—	$86	$(86)	(100%)	$199	$3,184	$(2,985)	(94)%
In May 2016, we issued PIPE Warrants, or the PIPE Warrants, in connection with a private placement financing and recorded the warrants as a liability. The PIPE Warrants were exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. The PIPE Warrants were subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense). We recorded changes in the fair market value of the expired PIPE Warrants of $0 and $0.1 million in the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $3.2 million in the nine months ended September 30, 2021 and 2020, respectively.

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

In the nine months ended September 30, 2021, we recorded an approximate non-cash gain of $0.2 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021.
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
Interest Expense, net (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense, net	$(1,153)	$(419)	$(734)	175%	$(2,892)	$(1,083)	$(1,809)	167%
Interest expense, net increased by $0.7 million, or 175%, in the three months ended September 30, 2021 and by $1.8 million, or 167%, in the nine months ended September 30, 2021, as compared to the same periods in 2020.
These increases were principally due to higher loan balances on a quarter-to-quarter basis under the 2020 Loan Amendment and 2021 Loan Amendment, as defined below, that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021. respectively. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.
We anticipate that interest expense, net will remain at the current level during the remainder of 2021 and in 2022 due to the $35.0 million loan balance as of September 30, 2021 and the extended interest-only period through September 30, 2022 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules.

Liquidity and Capital Resources
We have financed our operations to date primarily through private placements and public offerings of our common stock, license fees, milestone payments and research and development funding from strategic partners, loan proceeds and commercial sales of our first commercial product FOTIVDA in the United States. As of September 30, 2021 we had cash, cash equivalents and marketable securities of approximately $94.0 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity. Currently, our funds are invested in a United States government money market fund.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(45,073)	$(25,103)
Net cash used in investing activities	(25,228)	(11,152)
Net cash provided by financing activities	77,380	46,318
Net increase in cash and cash equivalents	$7,079	$10,063
Our operating activities used cash of $45.1 million and $25.1 million in the nine months ended September 30, 2021 and 2020, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.
Our investing activities used cash of $25.2 million and $11.2 million in the nine months ended September 30, 2021 and 2020, respectively, principally due to net changes in the purchases and maturities of marketable securities.
Our financing activities provided cash of $77.4 million and $46.3 million in the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021, we raised approximately $78.1 million in funding, including approximately $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants. In July 2021, we paid approximately $0.8 million in an end-of-term loan payment pursuant to the December 2017 Loan Amendment with Hercules.
In the nine months ended September 30, 2020, we raised approximately $52.7 million, including approximately $47.7 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and approximately $5.0 million in new loan funding pursuant to the 2020 Loan Amendment with Hercules, net of transaction costs, and paid approximately $6.5 million in principal payments pursuant to our then December 2017 Loan Agreement with Hercules.
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
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity of the loans from July 1, 2021 until September 1, 2023, which is extendable to September 1, 2024 upon our option if the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending September 30, 2021, which period may be extended through September 30, 2022 provided we achieved Performance Milestone I, and further extendable through March 31, 2023 if the Tranche Three funding has occurred, and (iii) revising the interest rate to the greater of 9.65% and an amount equal to 9.65% plus the prime rate minus 3.25% (subject to a 15% cap). Principal payments were initially scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of September 30, 2021 was 9.65%.
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
The Loan Agreement includes (i) a financial covenant that we maintain minimum unrestricted cash positions of $10.0 million through the date the Second Tranche funding is received, $15.0 million through the date the Third Tranche funding is received and $10.0 million thereafter through the maturity of the Loan Agreement, and (ii) an operating covenant that we achieve greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a six month trailing period, as defined and measured on a monthly basis, commencing upon the earlier to occur of (x) the Third Tranche funding and (y) the month of April 2022. The Loan Agreement also includes various other affirmative and negative covenants, including covenants to deliver certain financial reports; to maintain insurance coverage; and to refrain from transferring assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and suffering a change in control, in each case subject to certain exceptions.
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
As of September 30, 2021, the total principal balance was $35.0 million, principal payments are scheduled to commence on October 1, 2022 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.4 million, are due upon the current loan maturity date of September 1, 2023. As of September 30, 2021, $10.0 million remains available to us in committed funding under the 2020 Loan Facility, including $5.0 million for Tranche Three funding upon the achievement of Performance Milestone II for $35.0 million in net product revenues from sales of FOTIVDA and $5.0 million in Tranche Four funding contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.0 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was due and paid on July 1, 2021.
Obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The Loan Agreement provides that certain events shall constitute a default by us, including failure by us to pay amounts under the Loan Agreement when due; breach or default in the performance of any covenant under the Loan Agreement by us, subject to certain cure periods; our insolvency and certain other bankruptcy proceedings involving us; our default of obligations involving indebtedness in excess of $0.5 million; and the occurrence of an event or circumstance that would have a material adverse effect upon our business.
We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2021, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the Loan Agreement.
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
Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)
In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50.0 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019,

November 2020 and March 2021, respectively. As of September 30, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
Universal Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of September 30, 2021, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.
Expired Offering Warrants from April 2019 Public Offering – Expiration Date of April 8, 2021
In April 2019, we completed an underwritten public offering of 2,173,913 shares of our common stock and warrants to purchase an aggregate of 2,500,000 shares of our common stock, which we refer to herein as the Offering Warrants, including warrants to purchase an aggregate of 326,086 shares of our common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and expired two years from the date of issuance on April 8, 2021. Any Offering Warrants that had not been exercised for cash prior to their expiration were to be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and were separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of our voting securities. The net offering proceeds to us were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
In March 2021, Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.2 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of our common stock were issued via automatic cashless exercises of unexercised warrants on the date of expiration as the $12.50 exercise price was greater than our closing stock price of $7.01 on April 8, 2021.
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
On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. Absent the realization of sufficient revenues from product sales to support our cost structure, we may never attain or sustain profitability. We may require substantial additional funding to continue to advance our pipeline of clinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.
During the nine months ended September 30, 2021, we received an aggregate of approximately $94.7 million in funding, including approximately $58.2 million in equity funding, approximately $19.1 million in net loan funding from Hercules, approximately $15.6 million in cash receipts from the product sales of FOTIVDA in the United States and approximately $1.8 million in partnership cost sharing payments.
The approximate $58.2 million in equity funding included the $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants.
The approximate $19.1 million in net loan funding from Hercules included $20.0 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment upon FDA approval of FOTIVDA, net of payments of approximately $0.1 million in transaction costs related to the 2021 Loan Amendment and the approximate $0.8 million end-of-term payment pursuant to the December 2017 Loan Amendment.
We believe that our $94.0 million in cash, cash equivalents and marketable securities as of September 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Report on Form 10-Q.
In 2021, we anticipate that research and development expenses will be approximately $30 million and selling, general and administrative expenses will be approximately $60 million, including approximately $40 million in commercial expenses and approximately $20 million in general and administrative expenses.
However, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:
•the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
•the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•the impact of COVID-19 on our operations, business and prospects;
•our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•the number and characteristics of the product candidates we pursue;
•the scope, progress, results and costs of researching and developing our product candidates, and of conducting preclinical and clinical trials;
•the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•the cost and outcome of any legal actions against us;
•the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any; and
•general economic, industry and market conditions.
We may require substantial additional funding to continue to advance our pipeline of clinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestones specified in the Loan Agreement that would allow us to access the remaining $10.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all or if we were to default under the Loan Agreement, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:
•delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.
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
Item 4.    Controls and Procedures.
Our management, with the participation of our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
During the nine months ended September 30, 2021, we implemented certain internal controls in connection with our product sales of FOTIVDA upon the commercial launch in the United States on March 22, 2021. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of incurring operating losses and as of September 30, 2021, we had an accumulated deficit of $667.3 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.
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
We believe that our $94.0 million in cash, cash equivalents and marketable securities as of September 30, 2021, along with net product revenues from the commercial launch of FOTIVDA in the United States, would enable us to maintain our current operations for a period of at least 12 months following the filing of this Quarterly Report on Form 10-Q.
However, there are numerous risks and uncertainties associated with the research, development and commercialization of pharmaceutical products including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States in March 2021. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:
•the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;

•the cost of manufacturing FOTIVDA in the United States, our product candidates and any additional products we may successfully commercialize;
•the impact of COVID-19 on our operations, business and prospects;
•our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
•the number of product candidates we pursue as well as the development needs and opportunities for each product candidate;
•the scope, progress, results and costs of researching and developing our product candidates and of conducting preclinical and clinical trials;
•the timing of, and the costs involved in, completing our clinical trials and obtaining regulatory approvals for our product candidates;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the absence of any breach, acceleration event or event of default under our Loan Agreement, or under any other agreements with third parties;
•the cost and outcome of any legal actions against us;
•the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•and general economic, industry and market conditions.
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
If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all, or if we were to default under the Loan Agreement and Hercules accelerates the then remaining principal payments and fees due under the Loan Agreement, then we may be required to:
•delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.
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
Other than the marketing approvals for FOTIVDA received by our partner EUSA and the FDA marketing approval for FOTIVDA received in the United States in March 2021, all of our product candidates are in the development stage. We have only recently demonstrated our ability to manufacture a commercial scale medicine, or arrange for a third party to do so, and have not yet demonstrated our ability to conduct significant sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing our product candidates. In addition, as a newly commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
The success of FOTIVDA will depend on a number of factors, including the following:
•our ability to successfully commercially launch FOTIVDA in the United States;
•commercial awareness of FOTIVDA and commercial acceptance by patients, the medical community and third-party payors;
•our ability to gain access to customers during the COVID-19 pandemic;
•our ability to successfully enroll and complete clinical trials of tivozanib, including the DEDUCTIVE trial and the TiNivo-2 Trial;
•a continued acceptable safety, tolerability and efficacy profile that is satisfactory to applicable regulatory authorities following any marketing approval;
•timely receipt of marketing approvals from applicable regulatory authorities such as the FDA;
•the performance of the contract research organizations, or CROs, we have hired to manage our clinical studies, as well as that of our collaborators and other third-party contractors;
•the extent of any future post-marketing approval commitments to applicable regulatory authorities;
•maintenance of existing or establishment of new supply arrangements with third-party raw materials suppliers and manufacturers including with respect to the supply of active pharmaceutical ingredient for tivozanib and finished drug product that is appropriately packaged for sale;
•adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally, including our ability to maintain our license agreement with KKC;
•protection of our rights in our intellectual property portfolio, including our ability to maintain our license agreement with KKC; and
•our ability to compete with other therapies.

Many of these factors are beyond our control. If we are unable to successfully commercialize FOTIVDA in the United States or to develop or receive marketing approval for tivozanib in other indications, on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed. Further, while we have recorded a total of 619 commercial prescriptions during the third quarter of 2021, it is highly uncertain whether prescriptions will continue to increase each month or each quarter.
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
Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. COVID-19 related restrictions have posed challenges for gaining in-person access to customers, prescribers, other healthcare professionals and to certain institutions that remain closed to industry representatives. In light of the COVID-19 pandemic, we designed our strategic commercial approach for FOTIVDA to be flexible by building remote as well as in-person customer engagement capabilities in preparation for commercialization. However, changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, have caused, and may continue to cause, challenges to our ability to successfully commercialize FOTIVDA.
If FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of FOTIVDA, or any of our product candidates that may be approved for marketing and sale in the future, will depend on a number of factors, including:
•the efficacy and safety of the product;
•the advantages of the product compared to competitive therapies;
•the number of competitors approved for similar uses;
•our ability to gain access to customers during the COVID-19 pandemic;
•the relative promotional effort and marketing success of us as compared with our competitors;
•the prevalence and severity of any side effects;
•how the product is positioned in physician treatment guidelines and pathways;
•our ability to offer the product for sale at competitive prices;
•the product’s tolerability, convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try, and of physicians to prescribe, the product;
•limitations or warnings, including use restrictions, contained in the product’s approved labeling;
•the strength of sales, marketing and distribution support;
•the timing of market introduction of our approved products as well as competitive products;
•adverse publicity about the product or favorable publicity about competitive products;
•potential product liability claims;
•changes in the standard of care for the targeted indications of the product; and
•availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors.

In addition, the potential market opportunities for FOTIVDA and our product candidates are difficult to estimate precisely. Our estimates of the potential market opportunities are predicated on many assumptions, including industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions prove to be inaccurate, the actual markets for our product candidate could be smaller than our estimates of the potential market opportunities.
In addition to our dependence on the success of FOTIVDA, we depend on the success of our clinical stage assets, including tivozanib (in other indications), ficlatuzumab, AV-380 and AV-203. Preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize our product candidates, either alone or with a collaborator, or if we experience significant delays in doing so, our business will be materially harmed.
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
We depend heavily on the success of our clinical stage assets and our clinical trials may not be successful. For instance, if the results from the phase 1 clinical trial in AV-380 or any of our clinical trials are unfavorable, this would set us back. Further, we have contracted with a CMO to manufacture the clinical supply for a registrational clinical trial of ficlatuzumab in HNSCC. However, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed significantly due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, and will require the Company to delay the start date of this registrational clinical trial until 2023, which may impact timing of potential commercialization and associated revenue generation.
Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•the supply or quality of raw materials, manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be significantly delayed, insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;
•it is possible that even if one or more of our product candidates has a beneficial effect, that effect (a) will not be detected during preclinical or clinical evaluation or (b) may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials;
•we may fail to detect toxicity or intolerability of our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case;
•adverse events or undesirable side effects caused by, or other unexpected properties of, any product candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities;
•if any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective;
•regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of our product candidates may produce unfavorable or inconclusive results, including with respect to the safety, tolerability, efficacy or pharmacodynamic and pharmacokinetic profile of the product candidate;
•we, or any collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon product development programs;
•the number of patients required for clinical trials of our product candidates may be larger than we, or any collaborators, anticipate, patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;
•our estimates of the patient populations available for study may be higher than actual patient numbers and result in our inability to sufficiently enroll our trials;
•the cost of planned clinical trials of our product candidates may be greater than we anticipate;
•our third-party contractors or those of any collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;
•patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to increase the needed enrollment size for the clinical trial, extend the clinical trial’s duration, or drop the patients from the final efficacy analysis for the clinical trial, which can negatively affect the statistical power of the results;
•our decision, or a decision by regulators or institutional review boards, that may require us to suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
•the FDA or comparable foreign regulatory authorities may disagree with our, or any collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval; and
•constraints on our, or any collaborators’, ability to conduct or complete clinical trials for our product candidates due to the COVID-19 pandemic, including slowdowns in patient enrollment, or necessary supplies, restrictions on patient monitoring at hospital clinical trial sites, closures of third-party facilities, and other disruptions to clinical trial activities.
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
Factors that may inhibit or limit our efforts to commercialize FOTIVDA on our own include:
•our inability to train and retain adequate numbers of effective sales, marketing, training and support personnel;
•the inability of sales personnel to obtain access to physicians, including key opinion leaders, or to educate an adequate number of physicians of the benefits of FOTIVDA over alternative treatment options;
•limited access to our customers due to the COVID-19 pandemic; and
•unforeseen costs and expenses associated with establishing and maintaining an independent sales, marketing, training and support organization.
If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercial launch of FOTIVDA, impact our ability to generate revenue and harm our business.
If we fail to develop and commercialize other product candidates, we may be unable to grow our business.
Although the continued development of tivozanib and the commercialization of FOTIVDA is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates. These other product candidates will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.
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
We or our collaborators may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:
•the impact of the COVID-19 pandemic;
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the availability of approved therapeutics for the relevant disease;
•the proximity of patients to clinical sites;
•the design of and eligibility criteria for the trial;
•efforts to facilitate timely enrollment; and
•competing clinical trials.
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
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us or the trial results. Risks inherent in conducting international clinical trials include:
•clinical practice patterns and standards of care that vary widely among countries;
•non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•foreign exchange rate fluctuations; and
•diminished protection of intellectual property in some countries.
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
It is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. For example, despite the recent FDA marketing approval of FOTIVDA in the United States, we, or others, may discover that FOTIVDA is less effective or tolerable than previously believed. If, we, or others, discover that a product is less effective than previously believed or causes undesirable side effects that were not previously identified, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we, or any of our collaborators, may be required to recall the product, change the way the product is administered or conduct additional clinical trials;

•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
•we, or any of our collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we, or any of our collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•physicians and patients may stop using our product; and
•our reputation may suffer.
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

We believe that our ability to compete will depend on our ability to execute on the following objectives:
•design studies, execute on development plans and commercialize products that are competitive to other products in the market in terms of, among other things, safety, efficacy, convenience or price;
•obtain and maintain patent and/or other proprietary protection for our processes and product candidates;
•obtain required regulatory approvals;
•obtain favorable reimbursement, formulary and guideline status;
•collaborate with others in the design, development and commercialization of our products; and
•evaluate and pursue strategic business development and partnership opportunities for our programs.
FOTIVDA, or any other product candidate that we or our collaborators are able to commercialize, may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.
The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for FOTIVDA, EUSA, is working to secure reimbursement approval for and commercially launch FOTIVDA in many of the countries in which FOTIVDA has been approved. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval, or reimbursement is limited, and if EUSA is unable to commercially launch FOTIVDA in additional countries and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.
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
We face a risk of product liability as a result of the commercialization of FOTIVDA and the clinical testing of our product candidates. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit the development or commercialization of our product candidates. Even a successful defense could require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:
•decreased commercial demand for FOTIVDA, resulting in loss of revenue;
•delay or termination of our clinical trials, or the withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•the inability to develop or commercialize our product candidates;
•injury to our reputation and negative media attention; and
•a decline in our stock price.
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

A Fast Track designation by the FDA, even though granted for ficlatuzumab and cetuximab may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that ficlatuzumab will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for the investigation of ficlatuzumab and cetuximab for the treatment of patients with relapsed or recurrent HNSCC. Marketing applications filed by sponsors of product candidates in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Even though we have received Fast Track designation for ficlatuzumab and cetuximab, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Further, the FDA may withdraw Fast Track designation at any time.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt our operations, including our ability to commercialize FOTIVDA by restricting in-person access to treating oncologists and restricting in-person access to certain institutions, our ability to manufacture clinical product and our ability to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business, operations and ability to raise capital.
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
We have enrolled and seek to enroll cancer patients in our ongoing clinical trials at sites located both in the United States and in the EU. The COVID-19 pandemic has delayed and may continue to delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:
•diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, including manufacturing supplies, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, availability of hospital staff supporting the conduct of our clinical trials and the reluctance of patients enrolled in our clinical trials to visit clinical trial sites;
•potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples and other supplies used in our clinical trials;
•the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites or the ability of employees at any of our CMO or CROs to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;
•any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations or, in the case of combination trials, our study collaborators, due to staffing shortages, production slowdowns or stoppages or disruptions in delivery systems; and
•availability of future capacity at CMOs to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products.
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
Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to initiate or complete clinical trials, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. For example, the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 has been delayed due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing and will require the Company to delay the start date of this potential registrational clinical trial until the first half of 2023, which, if approved, may impact timing of potential commercialization and associated revenue generation.
The COVID-19 pandemic continues to evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, the supply chain, preclinical studies, clinical trials and commercialization efforts as a result of the outbreak will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The macroeconomic impacts arising from the duration of the COVID-19 pandemic, including supply chain disruptions, may have prolonged and unforeseen adverse impacts to our industry, business and operations. In addition, this pandemic has adversely impacted economies worldwide and may cause additional disruption in the financial markets, both of which could result in adverse effects on our business, operations and ability to raise capital.
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
We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain countries in the EUSA territory and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue.
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
Further, while EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.
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
If we are not able to establish and maintain strategic partnerships:
•the development of certain of our product candidates may be delayed or terminated;
•the internal cash expenditures needed to develop such product candidates would increase significantly, and we may not have the cash resources to develop such product candidates on our own; and
•we may have fewer resources with which to continue to operate our business.
Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. If any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge advised us that it was evaluating alternative development plans for AV-203, which would delay the initiation of clinical trials of AV-203. Then, in March 2021, CANbridge exercised its right to terminate the CANbridge Agreement for convenience. Under the terms of the CANbridge Agreement, the transfer of the AV-203 program occurred in September 2021, which has delayed the initiation of clinical trials of AV-203 even further.
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
Much of the potential revenue from any of our strategic partnerships will likely consist of contingent payments, such as development milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our strategic partners’, ability to successfully develop, introduce, market and sell new drugs. In some cases, we are not involved in these processes, and we depend entirely on our strategic partners. Any of our strategic partners may fail to develop or effectively commercialize these drugs because it:
•decides not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other product candidates may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;
•does not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization; or
•cannot obtain the necessary regulatory approvals.

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
Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which is scheduled to expire in 2022, and a second U.S. patent covering the crystalline form of tivozanib, which is scheduled to expire in 2023. In view of the length of time tivozanib had been under regulatory review at the FDA, a patent term extension of up to five years may be available. Although we have applied for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make compounds or antibodies that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•The term of patents that we own or have exclusively licensed may be insufficient to prevent competitors from introducing products that are competitive with our product candidates.
•If the licenses we have that relate to our product candidates are terminated by the licensors, we may be prevented from commercializing our product candidates.
•We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•Our pending patent applications might not lead to issued patents.
•Issued patents that we own or have exclusively licensed may not provide us with a competitive advantage; for example, our issued patents may not be broad enough to prevent the commercialization of products competitive with one or more of our product candidates, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our or our strategic partners’ existing or potential commercial markets.
•We may not develop additional proprietary technologies that are patentable.
•The patents of others may have an adverse effect on our business.
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
Failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•damage to relationships with collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•announcements relating to our product, FOTIVDA, including as it relates to commercial launch performance, sales and any future regulatory matters;
•new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•actual or anticipated results from and any delays in our clinical trials;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our supply chain, preclinical studies, clinical trials, commercial activities and other operations specifically;
•the results of regulatory reviews and other regulatory correspondence relating to our product, product candidates or our clinical trials;
•the results of our efforts to develop, acquire or in-license additional product candidates or products;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•announcements by us of material developments in our business, financial condition, partnerships and/or operations;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures and capital commitments;
•additions or departures of key scientific or management personnel;
•conditions or trends in the biotechnology and biopharmaceutical industries;
•actual or anticipated changes in revenue, expense or earnings estimates, development timelines or recommendations by securities analysts; and
•general economic and market conditions on our industry and market conditions, and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies.
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
Our quarterly operating results may fluctuate significantly. Some of the factors that may cause our operating results to fluctuate on a period-to-period basis include:
•the level of net product revenues from the sales of FOTIVDA;
•the level of expenses incurred to commercialize FOTIVDA;
•the level of expenses incurred in connection with our clinical development programs, including development and manufacturing costs relating to our clinical development candidates;
•the implementation of restructuring and cost-savings strategies;
•the implementation or termination of collaboration, licensing, manufacturing or other material agreements with third parties, and non-recurring revenue or expenses under any such agreement;
•costs associated with litigation in which we may become involved;
•changes in our Loan Agreement, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;
•non-cash changes in fair value related to re-valuations of our outstanding warrant liability as a result of fluctuations in our stock price; and
•compliance with regulatory requirements.
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
As of September 30, 2021, we had approximately $94.0 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund, and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.
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
Provisions of our certificate of incorporation, our by-laws or Delaware law may have the effect of deterring unsolicited takeovers or delaying or preventing a change in control of our company or changes in our management, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interest. These provisions include:
•advance notice requirements for stockholder proposals and nominations;
•the inability of stockholders to act by written consent or to call special meetings;
•the ability of our board of directors to make, alter or repeal our by-laws; and
•the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.
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
Proxy contests have been waged against companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully respond to the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:
•responding to proxy contests and other actions by activist stockholders may be costly and time-consuming, and may disrupt our operations and divert the attention of management and our employees;
•perceived uncertainties as to the potential outcome of any proxy contest may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•if individuals that have a specific agenda different from that of our management or other members of our board of directors are elected to our board of directors as a result of any proxy contest, such an election may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.
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

Item 6.    Exhibits.
Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Termination, Separation and Release of Claims Agreement, dated August 27, 2021 by and between AVEO Pharmaceuticals, Inc. and Michael Needle, M.D.	8-K	001-34655	08/27/2021	10.1

10.2†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 8, 2021	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial and Accounting Officer