Form 10-K
period 2021-12-31
AVEO PHARMACEUTICALS, INC.
filed 2022-03-14
CIK 1325879

fromPatent rights

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant, based on the last reported sale price of the common stock on the Nasdaq Capital Market at the close of business on June 30, 2021, was $199.9 million.
The number of shares outstanding of the registrant’s Common Stock as of March 9, 2022 was 34,474,710.
Documents incorporated by reference:
Portions of our definitive proxy statement for our 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our plans to commercialize FOTIVDA;
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
•impacts resulting from the COVID-19 pandemic and responsive actions relating thereto;
•the timing or likelihood of regulatory filings and approvals;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•our competitive position;
•developments and projections relating to our competitors and our industry;
•our intellectual property position;
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
This report also includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates. All the market data used in this report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
•If we fail to comply with the covenants or payment obligations under the 2020 Loan Facility, which could result in an event of default, this could materially and adversely affect our business and our financial condition.
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
•The COVID-19 pandemic has adversely disrupted our ability to commercialize FOTIVDA, to manufacture clinical product, and to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business and operations.
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
•We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in the countries in the EUSA territory and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue from the EUSA licensed territory.
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
Overview
We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the United States. FOTIVDA is our first commercial product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma, or RCC, following two or more prior systemic therapies. We continue to develop tivozanib in immuno-oncology combinations in RCC and other indications, and we have other investigational programs in clinical development.
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. We commercialize FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals. The field sales force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. To date, we believe we have been very successful in securing payor coverage. Furthermore, the NCCN Clinical Practice Guidelines in Oncology, or the NCCN Guidelines®, recommend FOTIVDA as a subsequent therapy for patients with relapsed or refractory advanced RCC with clear cell histology who received two or more prior systemic therapies.
Restrictions related to the ongoing COVID-19 pandemic have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. Notwithstanding these challenges, as of December 31, 2021, prescriptions for FOTIVDA and product revenues have increased quarter over quarter since the beginning of our commercial launch. We aim to continue to deliver quarter over quarter net revenue and underlying prescription demand growth as we continue to execute on our commercial strategy to support the adoption of FOTIVDA in appropriate patients.
We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States. We estimate that the current U.S. market for relapsed or refractory advanced RCC therapy is more than $1.7 billion, including $1.3 billion in the second line and $480.0 million in the third and fourth lines. As the TIVO-3 trial is the first positive Phase 3 clinical trial in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies as well as the first Phase 3 clinical trial in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy, we believe that FOTIVDA could become a standard of care in the United States in the third and fourth line relapsed or refractory advanced setting. Further, we intend to pursue opportunities in the second line relapsed or refractory advanced RCC setting. We and our collaboration partners are developing tivozanib with immune checkpoint inhibitors, or ICIs, and in combination with a hypoxia inducible factor 2α, or HIF2α, inhibitor to support tivozanib's potential utility in this earlier line of RCC therapy.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we and our collaboration partners are developing tivozanib in additional cancer indications with significant unmet medical needs including, hepatocellular carcinoma, or HCC, and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with ICIs. In addition, we are evaluating tivozanib as a monotherapy in ovarian cancer and cholangiocarcinoma, or CCA. We and our collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial, or IST, agreements or our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Surgical Oncology Program, or NCI-SOP.
We are also seeking to advance our pipeline of four wholly owned immunoglobulin G1, or IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353. We aim to leverage our existing collaborations and partnerships and enter into new strategic collaborations and partnerships to continue to advance each of our product candidates.

Business Update Regarding COVID-19
The pandemic caused by an outbreak of a new strain of coronavirus and its related variants, or the COVID-19 pandemic, that is affecting the U.S. and global economy and financial markets, is also impacting our employees, patients, communities and business operations to varying degrees. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted at this time, such as the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic and seasonal spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19 and the broad availability of effective vaccines and antiviral treatments. In March 2020, we transitioned essentially all of our business operations to be conducted remotely in response to COVID-19. Although senior management has returned to the office, as of February 2022, the majority of our workforce continues to work remotely. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, commercialization, suppliers, manufacturers, industry and workforce.
Impact on Commercialization of FOTIVDA. COVID-19 related restrictions have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. We believe these access challenges caused by the COVID-19 pandemic and the emergence of SARs-CoV-2 variants have potentially slowed the commercial launch trajectory of FOTIVDA delaying our ability to achieve our anticipated market penetration at this stage of our commercial launch. While we have designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies in light of the restrictions necessitated by the COVID-19 pandemic, changes to standard sales and marketing practices, including the shift from in-person to video and virtual interactions with healthcare professionals, have caused, and may continue to cause, challenges for the commercialization of FOTIVDA.
Impact on Trial Enrollment and Site Initiations. The COVID-19 pandemic has impacted the initiation, enrollment and completion of certain of our ongoing and planned clinical trials. For instance, the pandemic partially slowed the enrollment of our open-label, multi-center, randomized Phase 1b/2 clinical trial of tivozanib in combination with AstraZeneca PLC’s, or AstraZeneca, IMFINZI (durvalumab), which we refer to as the DEDUCTIVE trial, in that it hindered patients' ability to attend routine physical medical assessments with their clinicians resulting in delays in diagnosis and, at times, treatment of cancer in patients. This is a phenomenon supported by recent studies finding a decline in cancer screening during the pandemic. In addition, our contract research organization, or CRO, for our Phase 3 clinical trial designed to evaluate the safety and efficacy of tivozanib in combination with nivolumab in RCC patients who have progressed following one or two lines of prior immunotherapy, which we refer to as our TiNivo-2 trial, informed us that it has been impacted by cancer research staffing shortages related to COVID-19 infections and competition for staff, among other things, at clinical trial sites resulting in delays to trial site activation, contracting and enrollment. Currently, certain academic institutions have frozen enrollment on all trials or refused to take on additional clinical trials due to these staffing shortages and these staffing shortages have adversely impacted the DEDUCTIVE trial and the TiNivo-2 trial.

Impact on Manufacturing. The COVID-19 pandemic has, and may continue to, cause delays in the manufacturing of our product candidates ficlatuzumab and AV-380. In 2020, we contracted with a contract manufacturing organization, or CMO, to manufacture the clinical supply for our potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with human papillomavirus, or HPV, negative recurrent or metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC, patients. However, in the middle of 2021, our CMO notified us of a shortage of required key raw materials and manufacturing supplies also used in the COVID-19 vaccine manufacturing process which would delay the delivery of the clinical supply of ficlatuzumab. We have since secured the required raw materials and manufacturing supplies needed and now plan to manufacture ficlatuzumab Phase 3 clinical supply in the second quarter of 2022.

More recently, another of our CMOs has experienced employee shortages, supply chain issues and other disruptions related to the COVID-19 pandemic which have delayed and may continue to delay that manufacture of AV-380 preclinical supply.

To date, the COVID-19 pandemic has not had a material impact on our commercial and clinical supply of FOTIVDA (tivozanib) or our clinical supply of AV-203. We currently have a sufficient commercial and clinical supply of FOTIVDA (tivozanib) and clinical supply of AV-203 that we believe will meet our ongoing needs for more than twelve months from the date of the filing of this Annual Report on Form 10-K. However, there can be no assurance that future developments do not impact the availability of our commercial and clinical supply of FOTIVDA (tivozanib) or our clinical supply of AV-203. For additional information on the risks posed by the COVID-19 Pandemic and our reliance on CMOs, please see “Part II, Item 1A. Risk Factors – Risks Related to the COVID-19 Pandemic” and “Part II, Item 1A. Risk Factors Dependence on Third Parties” included elsewhere in this Annual Report on Form 10-K.

Our Corporate Strategy

Our strategy is to focus our resources toward the development and commercialization of our oncology portfolio in North America, while leveraging partnerships to support the development and commercialization of our product and product candidates in other geographies and indications outside of oncology. The key elements of this corporate strategy include:

◦successfully commercialize FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies;

◦advance life-cycle development for tivozanib to support its potential utility in immuno-oncology and other novel targeted combinations in RCC and other potential indications;

◦advance the development of our pipeline of four IgG1 monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353; and

◦leverage existing collaborations and partnerships and enter into new strategic collaborations and partnerships that can contribute to our ability to efficiently develop our product candidates to provide a better life for patients with cancer.

Our Marketed Product

FOTIVDA

FOTIVDA is an oral, next-generation VEGFR TKI. FOTIVDA was approved by the FDA for marketing and sale in the United States in March 2021 and is sold for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. FOTIVDA was approved in August 2017 by the European Commission, or EC, and other countries in the territory of our partner EUSA Pharma (UK) Limited, or EUSA, for the treatment of adult patients with advanced RCC.

FOTIVDA is a potent, selective inhibitor of VEGFRs 1, 2 and 3 with a long half-life. In addition to the inhibition of VEGFR, FOTIVDA has demonstrated the ability to down regulate regulatory T-cell production in preclinical models. This unique combination of properties is designed to improve efficacy and tolerability of FOTIVDA as a monotherapy or in combination with ICIs and other emerging cancer targets such as HIF2α relative to earlier generations of VEGFR TKIs.

U.S. Commercialization of FOTIVDA in Relapsed or Refractory Advanced RCC

FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. We commercialize FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals. The field sales force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. To date, we believe we have been very successful in securing payor coverage. Furthermore, the NCCN Guidelines® recommend FOTIVDA as a subsequent therapy for patients with relapsed or refractory advanced RCC with clear cell histology who received two or more prior systemic therapies.

We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States and that FOTIVDA could become a standard of care in the United States in the third and fourth line relapsed or refractory advanced setting.

Commercialization of FOTIVDA in RCC Outside the United States

FOTIVDA, through EUSA, is also approved for the treatment of adult patients with advanced RCC in the European Union, or the EU, New Zealand and South Africa and is reimbursed in the United Kingdom, Germany, Spain and certain other countries in EUSA’s territory. FOTIVDA is approved in the EU for the first-line treatment of adult patients with advanced RCC and for adult patients who are VEGFR and mTOR pathway inhibitor-naïve following disease progression after one prior treatment with cytokine therapy for advanced RCC. FOTIVDA has been commercially available in the EU since 2017. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments.
We are entitled to receive milestone payments upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom, or, collectively, the EU5. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain and has also received reimbursement approval for and commercially launched FOTIVDA in additional non-EU5 countries. EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in its licensed territories. We are eligible to receive milestone payments based upon EUSA obtaining marketing approval for up to three additional indications. We may also receive payments for sales milestones based on the aggregate global net sales reached in a particular calendar year.
EUSA has reported to us that, to date, it has not experienced any material decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales in the EUSA territory is difficult to predict. In December 2021, EUSA announced that it had signed an agreement with Recordati, S.p.A. to be acquired and has indicated that the acquisition is anticipated to close in the first half of 2022.

Our Product Candidates

Tivozanib
Our pipeline includes our lead product tivozanib. We are evaluating tivozanib, both as a monotherapy and in combination with ICIs and other emerging cancer targets such as HIF2α, for the treatment of RCC, HCC, immunologically cold tumors and CCA. We and our collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and IST agreements or our CRADA with NCI-SOP.
We have exclusive rights to develop and commercialize tivozanib in oncology indications in all countries outside of Asia and the Middle East under a license from Kyowa Kirin Co., Ltd. (formerly Kirin Brewery Co., Ltd.), or KKC. We have sublicensed to EUSA the right to develop and commercialize tivozanib in our licensed territories outside of North America, including Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia. The EUSA sublicense excludes non-oncologic diseases or conditions of the eye.
Clinical Development of Tivozanib in RCC
Third-Line and Fourth-Line Phase 3 Clinical Trial (TIVO-3): In May 2016, we initiated enrollment in the TIVO-3 trial. The TIVO-3 trial is the first positive Phase 3 clinical trial in the third- and fourth-line treatment of patients with relapsed or refractory advanced RCC as well as the first Phase 3 trial in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy. Patients were stratified by International Metastatic RCC Database Consortium risk category (favorable, intermediate or poor) and type of prior therapy (two prior VEGFR TKIs, VEGFR TKI plus checkpoint inhibitor or VEGFR TKI plus any other systemic agent) then randomized 1:1 to receive tivozanib or sorafenib.
In November 2018, we announced that the TIVO-3 trial met its primary endpoint of improving progression free survival, or PFS, with a median PFS in the tivozanib arm of 5.6 months compared with 3.9 months in the sorafenib arm. Tivozanib demonstrated a 44% improvement in median PFS and 27% reduction in risk of progression or death compared to sorafenib (HR=0.73, p=0.02). Approximately 26% of patients received checkpoint inhibitor therapy in earlier lines of treatment. Patients who received prior checkpoint inhibitor therapy had exhibited a 45% reduction in risk of progression or death. The secondary endpoint of objective response rate, or ORR, for patients receiving tivozanib was 18% compared to 8% for patients receiving sorafenib (p=0.02). Median duration of response in patients receiving tivozanib was not reached and in patients receiving sorafenib was 5.7 months. Tivozanib was generally better tolerated than sorafenib, as indicated by fewer dose reductions and interruptions. Grade 3 or higher adverse events were consistent with those observed in previous tivozanib trials. Infrequent but severe adverse events reported in greater number in the tivozanib arm were thrombotic events similar to those observed in previous tivozanib studies. The most common adverse events in patients receiving tivozanib was fatigue and asthenia, adverse events known to reflect effective VEGF pathway inhibition.
In June 2021, additional analyses and long-term follow up results from the TIVO-3 trial were presented at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting. In February 2022, at the American Society of Clinical Oncology Genitourinary, or ASCO GU, Cancers Symposium, additional long term follow up was presented demonstrating long term PFS benefit and an improving trend in overall survival, or OS, from the TIVO-3 trial (HR 0.89).

These landmark long-term PFS rates up to 48-months were higher among patients treated with tivozanib as compared to patients treated with sorafenib (12% vs. 2% and 7.6% vs. 0% at three and four years, respectively).

RCC PD-1 Phase 3 Combination Clinical Trial with OPDIVO® (TiNivo-2): Based on data from our Phase 1b/2 clinical trial of tivozanib in combination with OPDIVO (nivolumab), or the TiNivo trial, including data showing few tivozanib dose reductions and additive or synergistic activity for ORR and PFS, we opened enrollment for a Phase 3 clinical trial, which we refer to as the TiNivo-2 trial, in the third quarter of 2021. We are the sponsor of the trial and Bristol-Myers Squibb Company, or BMS, is supplying OPDIVO (nivolumab), BMS’s antibody directed against programmed death-1, or PD-1, therapy for the trial. The TiNivo-2 trial is a randomized, open-label, controlled Phase 3 clinical trial designed to evaluate the safety and efficacy of tivozanib in combination with nivolumab as compared to tivozanib as a monotherapy, in RCC patients who have progressed following one or two lines of prior immunotherapy, one of which must include an ICI. The TiNivo-2 trial is expected to enroll approximately 326 patients from sites in the United States, Europe and Latin America. Patients will be randomized 1:1 to receive either tivozanib (0.89 mg/QD for 21 days followed by 7 days off treatment) in combination with nivolumab (480 mg every 4 weeks) or tivozanib as a monotherapy (1.34 mg/QD for 21 days followed by 7 days off treatment). In February 2022, we amended the protocol to reduce the combination dose of tivozanib to 0.89 mg. The protocol was amended based on (i) emerging evidence that the lower 0.89 mg dose was effective in combination with an ICI, (ii) that the lower dose may optimize the risk/benefit profile and result in better tolerability for the combination and (iii) the FDA’s recommendation to investigate an optimal dose of tivozanib in the combination setting under its Project Optimus initiative. We expect TiNivo-2 trial enrollment to be completed in the first half of 2023. The TiNivo-2 trial’s primary endpoint will assess PFS, with secondary endpoints to include OS, ORR, duration of response and safety. The TiNivo-2 trial will seek to further understand the activity and tolerability of this combination following prior immunotherapy.
RCC HIF2α Phase 2 Clinical Trial with NKT2152: In January 2022, we entered into a clinical trial collaboration and supply agreement with NiKang Therapeutics Inc., or NiKang, to evaluate tivozanib in combination with NKT2152, NiKang’s small molecule that inhibits HIF2α. The Phase 2 clinical trial is designed to evaluate the safety and efficacy of the combination of tivozanib and NKT2152 in clear cell RCC, or ccRCC, patients who have not responded to or relapsed from prior therapies. NiKang will sponsor the trial. We are supplying tivozanib at no cost and will co-fund the trial. We expect the Phase 2 clinical trial to commence in 2022.
Clinical Development of Tivozanib in HCC
HCC PD-L1 Combination Trial with IMFINZI® (DEDUCTIVE): We are conducting the DEDUCTIVE trial through a drug supply and cost sharing collaboration with AstraZeneca PLC. The DEDUCTIVE trial is an open-label, multi-center, randomized Phase 1b/2 clinical trial of tivozanib in combination with AstraZeneca's IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1. Enrollment for the first cohort of the trial, which includes patients with advanced, unresectable HCC who have not received prior systemic therapy for metastatic disease, or cohort A, of the DEDUCTIVE trial is complete and topline results were recently presented at the ASCO Gastrointestinal (GI) Cancers Symposium. Topline efficacy and safety data for cohort A demonstrated that the combination was well tolerated, with three patients showing Grade 3 treatment related adverse events, or TRAEs, and no Grade 4 TRAEs or treatment-related deaths. Further, the combination demonstrated a 27.8% partial response, or PR, rate and a disease control rate (PR plus stable disease) of 67.8%, with a median PFS of 7.3 months and a 1-year OS of 76%, which we believe positions the tivozanib/durvalumab combination well relative to other anti-VEGF ICI combinations in this indication.
The DEDUCTIVE trial was amended in the third quarter of 2021 to include second-line treatment of patients with advanced, unresectable HCC who have progressed after first-line bevacizumab and atezolizumab treatment, or cohort B. The cohort B Phase 2 portion of the trial is designed to enroll 20 patients and enrollment is now expected to be completed in the second half of 2022, a delay from our previous guidance of the first half of 2022. The DEDUCTIVE trial enrollment has been delayed due to several developments including: developments in the HCC standard of care that have led to longer treatment in first line therapies and reduced the presence of a sufficient patient pool suitable for the DEDUCTIVE trial; site staffing shortages related to the COVID-19 pandemic and other competitive factors that have led to enrollment delays at trial sites; and the COVID-19 pandemic hindering patients' ability to attend routine physical medical assessments with their clinicians that resulted in delays in diagnosis and, at times, treatment of cancer in patients.
Clinical Development of Tivozanib in Ovarian Cancer
In June 2019, Dr. Wendy Swetzig at Northwestern University Feinberg School of Medicine presented data at the 2019 ASCO Annual Meeting from an investigator-sponsored Phase 2 clinical trial of tivozanib in patients with recurrent, platinum-resistant ovarian cancer, including fallopian tube or primary peritoneal cancer. The trial was one of several studies funded by a grant we provided to the National Comprehensive Cancer Network. The trial was designed to measure the safety and activity of tivozanib in ovarian cancer and enrolled a total of 31 patients, 30 of which were treated with tivozanib. With four patients showing a partial response and twelve patients with stable disease, the clinical benefit rate

(partial response plus stable disease) was reported to be 53.3%. The trial data suggests that tivozanib is active in patients with recurrent ovarian cancer, without substantial toxicity.

Clinical Development of Tivozanib in Immunologically Cold Tumors

In September 2021, we entered into an IST Agreement with the University of Florida, or UF, to conduct a Phase 1b/2 clinical trial to evaluate the safety and efficacy of tivozanib in combination with atezolizumab in immunologically cold tumors. Immunologically cold tumors are solid tumors that lack or have few tumor-infiltrating lymphocytes and remain a clinical challenge.

Clinical Development of Tivozanib in Cholangiocarcinoma

In September 2021, we entered into a CRADA with NCI-SOP to conduct a Phase 1/2 clinical trial designed to evaluate the safety and efficacy of tivozanib in CCA. The Phase 1/2 clinical trial is an open-label, single-center, non-randomized study which enrolled its first patient in March 2022. CCA is an aggressive biliary tract malignancy that remains a clinical challenge with limited treatment options and poor survival rates.

Ficlatuzumab
Ficlatuzumab is a potent humanized IgG1 monoclonal antibody that targets hepatocyte growth factor, or HGF. The HGF/cMET pathway is implicated as an escape mechanism for epidermal growth factor receptor, or EGFR, blockade. Ficlatuzumab has demonstrated differentiated inhibition of HGF/cMET downstream signaling and demonstrated a strong additive anti-tumor effect in preclinical studies and early clinical trials.
We have previously reported Phase 1/2 clinical data on ficlatuzumab in HNSCC, pancreatic cancer and acute myeloid leukemia, or AML. We continue to evaluate opportunities for the further clinical development of ficlatuzumab in these and other cancers.
Clinical Development of Ficlatuzumab in HNSCC
We announced results from the randomized Phase 2 clinical trial of ficlatuzumab, or the Phase 2 HNSCC Trial, in combination with ERBITUX® (cetuximab), an EGFR, targeted antibody, in patients with recurrent or metastatic HNSCC who relapsed or were refractory to prior immunotherapy, chemotherapy and cetuximab (pan-refractory) at the 2021 ASCO Annual Meeting. Based on the Phase 1b and Phase 2 clinical trial results, ficlatuzumab was granted Fast Track designation by the FDA for the evaluation of ficlatuzumab in combination with cetuximab for the treatment of patients with relapsed or recurrent HNSCC in September 2021.
In support of the proposed Phase 3 clinical trial of ficlatuzumab and cetuximab in patients with HPV negative HNSCC, in January 2022, we entered into a clinical trial collaboration and supply agreement with Merck KGaA, Darmstadt, Germany, or Merck, to evaluate ficlatuzumab in combination with cetuximab in patients with HPV negative R/M HNSCC. Merck will provide cetuximab clinical drug supply in all countries outside of the U.S. and Canada for the registrational clinical trial. We expect to continue to discuss potential registrational clinical trial designs with the FDA and with potential partners. Assuming the timely manufacturing of ficlatuzumab, the availability of financial resources or a strategic partner with adequate funding and the ability to finalize the trial design with the FDA under the Fast Track designation, we expect to initiate a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with HPV negative HNSCC patients in the first half of 2023.
In 2020, we contracted with a CMO to manufacture the clinical supply for our potential Phase 3 clinical trial of ficlatuzumab in combination with cetuximab in patients with HPV negative R/M HNSCC patients. However, a shortage of required raw materials and manufacturing supplies also used in the COVID-19 vaccine manufacturing process delayed the delivery of the clinical supply of ficlatuzumab. We have secured the required raw materials and manufacturing supplies and now plan to manufacture clinical supply for our potential Phase 3 clinical trial of ficlatuzumab in the second quarter of 2022.
We continue to evaluate additional opportunities for the further clinical development of ficlatuzumab including in pancreatic cancer, AML and in tumors where EGFR inhibitors are used. The expansion of the ficlatuzumab clinical program, beyond what we are currently committed to, will require additional manufacturing efforts and costs.
Clinical Development of Ficlatuzumab in Pancreatic Cancer
Kimberly Perez, M.D. at the Dana-Farber Cancer Institute conducted an investigator-sponsored Phase 1b/2 clinical trial of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in pancreatic cancer. The trial was initiated in December 2017 to test the safety and tolerability of ficlatuzumab in combination with nab-paclitaxel and gemcitabine in previously untreated metastatic pancreatic ductal cancer, or PDAC. In January 2020, results from the Phase

1b portion of the trial were presented at the 2020 ASCO GI Cancers Symposium. The trial, which was based on preclinical findings demonstrating a synergistic effect of the combination in a preclinical model of PDAC, was designed to determine maximum tolerated dose of ficlatuzumab when combined with gemcitabine and nab-paclitaxel. Secondary outcome measures included ORR and PFS. A total of 24 patients enrolled in the trial. The average number of 28-day treatment cycles received was 7.5 (range 1-15), with three patients remaining on active treatment at the end of the trial. The combination showed a 29% partial response rate and a 92% disease control rate (partial response plus stable disease), which was promising relative to data observed for gemcitabine and nab-paclitaxel alone. Treatment with this regimen was associated with significant hypoalbuminemia and edema, and therefore a follow-up safety study is under consideration to evaluate ficlatuzumab in combination with an alternate cytotoxic regimen.
Clinical Development of Ficlatuzumab in AML
We conducted an investigator-sponsored Phase 1b/2 clinical trial of ficlatuzumab in combination with cytarabine in patients with AML, which we refer to as the CyFi-1 trial, which showed a complete response rate of 50% in the 18 primary refractory AML patients enrolled in the trial and an acceptable tolerability profile. Based on the promising findings from the CyFi-1 trial, we designed a randomized Phase 2 clinical trial evaluating ficlatuzumab in combination with high-dose cytarabine versus high-dose cytarabine as a monotherapy in patients with AML, which we referred to as the CyFi-2 trial. However, in March 2020, we discontinued the CyFi-2 trial prior to the initiation of patient enrollment due to the urgent shift in priorities among clinical trial sites toward efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the clinical trial within the shelf-life of the ficlatuzumab clinical trial drug supply that was available. We are currently considering further clinical development of ficlatuzumab in AML, but have not made any final determinations at this time.

AV-380

AV-380 is a potent humanized IgG1 monoclonal antibody that targets growth differentiation factor 15, or GDF15, which is often associated with poor patient prognosis, the onset and worsening of cachexia and has been linked to immunosuppression in the tumor microenvironment. We are developing AV-380 for the potential treatment and/or prevention of cancer cachexia. Cachexia is defined as a multi-factorial syndrome of involuntary weight loss characterized by an ongoing loss of skeletal muscle mass (with or without loss of fat mass) that cannot be fully reversed by conventional nutritional support and leads to progressive functional impairment. It is estimated that cachexia affects approximately 9 million individuals in North America, Europe and Japan. Cachexia is associated with various cancers, and it is estimated that 50% to 80% of all cancer patients suffer from cachexia and up to 20% of all cancer patients die due to cachexia. We believe AV-380 has the potential to address a significant unmet medical need. Cachexia also affects patients with chronic kidney disease, congestive heart failure, chronic obstructive pulmonary disease, anorexia nervosa, AIDS and other diseases.

In December 2020, the FDA approved our investigational new drug, or IND, application for AV-380 for the potential treatment of cancer cachexia. In October 2021, we completed enrollment for a Phase 1 clinical trial in healthy subjects. Initial data observed a reduction of GDF15 in subjects and no drug related adverse events were identified. However, operational errors at the trial site have caused data integrity concerns and we have notified the FDA. We plan to discuss with the FDA the suitability of the data for regulatory purposes and our ability to publish the data from this trial. We do not expect the data quality issues in the Phase 1 clinical trial to impact our plans to initiate a Phase 1b clinical trial in cancer patients in the second half of 2022.

We believe that AV-380 represents a unique approach to treating cachexia because, in preclinical studies, it has demonstrated the ability to address key mechanisms underlying the syndrome. Our preclinical research suggests that greater than 70% of cancer patients have increased GDF15 expression, starting at the pre-cachectic stage. If GDF15 inhibitors, such as AV-380, can demonstrate a clinically meaningful impact on cachexia, we believe there is a significant market opportunity with potential application in multiple tumor types in combination with current standards of care for oncology. In addition to our patents and patent applications covering our proprietary AV-380 antibody program, we have in-licensed certain patents and patent applications from St. Vincent’s Hospital Sydney Limited in Sydney, Australia, which we refer to as St. Vincent’s. We have milestone and royalty payment obligations under our license agreement with St. Vincent’s.
AV-203
AV-203 is a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3). AV-203 inhibits ErbB3 inducing the internalization and degradation of the surface receptor and demonstrates a high degree of activity in NRG1+ tumors. AV-203 has also demonstrated a high degree of anti-tumor activity in preclinical models.

In March 2016, we entered into a collaboration and license agreement with CANbridge Life Sciences Ltd., or CANbridge, which we refer to as the CANbridge Agreement, under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203 in all countries outside of North America.
In September 2021, we regained worldwide rights to the AV-203 program following CANbridge's' termination of the CANbridge Agreement for convenience. As part of the termination for convenience, CANbridge transferred to us all of its know-how in the development of AV-203 as well as all manufacturing material. We are exploring AV-203 as a potential oncology treatment and we expect to reactivate the IND application in the second quarter of 2022.
ErbB3 Antibody Radio-Conjugate
In February 2022, we entered into a research collaboration agreement with Actinium Pharmaceuticals, Inc., or Actinium, to develop and study a first-in-class antibody radio-conjugate, or ARC, targeting ErbB3, also known as HER3. Actinium plans to utilize its Antibody Warhead Enabling, or AWE, technology platform to conjugate AVEO’s ErbB3 targeted antibody with the potent alpha-emitting radioisotope Actinium-225, or Ac-225, to form a novel Ac-225 ErbB3 targeted radiotherapy.
AV-353
AV-353 is a preclinical selective and potent IgG1 monoclonal antibody that targets the Notch 3 pathway. The Notch 3 pathway is important in cell-to-cell communication involving gene regulation mechanisms that control multiple cell differentiation processes during the entire life cycle. Scientific literature has implicated the Notch 3 receptor pathway in multiple diseases, including cancer, cardiovascular diseases, such as pulmonary arterial hypertension, and neurodegenerative conditions. We are exploring AV-353 as a potential oncology treatment. AV-353 is being studied by our collaborators at the Mayo Clinic in preclinical studies of triple negative breast cancer.
Competition
The biotechnology and pharmaceutical industries are highly competitive. Our future success depends on our ability to maintain a competitive advantage with respect to our product candidates.
Our core competitors include pharmaceutical and biotech organizations, as well as academic research institutions, clinical research laboratories and government agencies that are pursuing research activities in the same therapeutic areas as us. Many of our competitors have greater financial, technical and human resources than we do. Additionally, many competitors have greater experience in oncology commercialization, product discovery and development and obtaining FDA and other regulatory approvals, which may provide them with a competitive advantage.
We believe that our ability to compete will depend on our ability to execute on the following objectives:
•commercialize products that provide certain advantages over other products in the market in terms of, among other things, safety, efficacy and/or convenience;
•obtain favorable reimbursement, formulary and guideline status;
•design and develop products that are superior to other products in the market in terms of, among other things, safety, efficacy and/or convenience;
•obtain patent and/or other proprietary protection for our processes and product candidates;
•obtain required regulatory approvals; and
•collaborate with others in the design, development and commercialization of our products and product candidates.
Established competitors may invest heavily to discover and develop novel compounds that could make our product or our product candidates obsolete. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to obtain approval, to overcome price competition and to be commercially successful. If we are not able to compete effectively, our business will not grow and our financial condition and operations will suffer.
Tivozanib
The competitive landscape and treatment regimens for RCC and HCC continue to rapidly evolve, particularly given the entrance of ICI combination therapies as well as other novel targets. The utilization of such regimens may affect sequencing of certain drugs and combinations across different lines of therapy. As such, it is difficult to predict how these developments will impact the tivozanib competitive landscape in RCC in the future.

To date, we believe the key competitors for FOTIVDA in relapsed or refractory advanced RCC include the following FDA-approved treatments: Cabometyx (cabozantinib), marketed by Exelixis, Inc.; Afinitor (everolimus), marketed by Novartis International Pharmaceutical, Ltd., or Novartis; Inlyta (axitinib), marketed by Pfizer Inc.; Opdivo (nivolumab), marketed by BMS, all as single-agent therapies; along with the combination of Lenvima (lenvatinib), marketed by Eisai Co., Ltd. and Novartis’ Afinitor (everolimus).

The kidney cancer market is very competitive with multiple mechanisms and combinations evolving at a rapid rate. However, we believe we are differentiated among competitors based on FOTIVDA's product properties and our clinical data set which positions us well in the relapsed or refractory advanced RCC market and supports our belief that FOTIVDA could become a standard of care in the United States in the third and fourth line relapsed or refractory advanced RCC setting. We are seeking to leverage tivozanib's differentiated product profile in combination with immunotherapy ICIs and other emerging targets, such as HIF2α, to further our market opportunities in RCC and other indications.
Ficlatuzumab
We believe the products that currently compete with ficlatuzumab are primarily those that are approved and in development that target the HGF/cMET pathway. In particular, we are focused on targeting the HGF/CMET pathway in the HNSCC setting. To our knowledge, we are the only HNSCC therapy that targets the HGF/CMET pathway focused exclusively on the HPV negative HNSCC population.

AV-380
We believe the products that currently compete with our AV-380 program are primarily those that target the GDF15/GDNF Family Receptor Alpha Like, or GFRAL, pathway. A number of agents with unique mechanisms of action are in various stages of clinical development in cancer cachexia or wasting syndrome. We believe the key competitors for our AV-380 program are other companies pursuing the GDF15/GFRAL pathway for cancer cachexia and/or as an anti-cancer therapeutic, including NGM Biopharmaceuticals Inc., Pfizer and CatalYm GmbH’s clinical GDF15 program.

AV-203
We believe the products that currently compete with our AV-203 program are monoclonal antibodies that specifically target the ErbB3 receptor. The clinical stage agents that are known to target ErbB3 receptors include Daiichi Sankyo, Inc.’s and Amgen Inc.’s patritumab (AMG-888), Elevation Oncology’s seribantumab, Merus N.V.’s MCLA-128, AstraZeneca’s sapitinib, Celldex Therapeutics Inc.’s CDX-3379, Sihuan Pharmaceutical Holdings Group Ltd.’s pirotinib and Roche’s duligotuzumab.
AV-353
Currently, we are not aware of any ongoing clinical trials of Notch 3-specific inhibitors, nor any approved Notch 3-specific inhibitors in oncology; however, a number of agents for applications in oncology are being explored that target the Notch 3 receptor and may inhibit other Notch receptors.
Collaboration Agreements
We have established collaborations with leading pharmaceutical companies for the further development of tivozanib and ficlatuzumab. As part of our corporate strategy, our collaborations advance life-cycle development for FOTIVDA (tivozanib) to support its potential utility in immuno-oncology and other combinations in RCC and other indications. We expect to continue to leverage our existing and enter into new strategic collaborations and partnerships that can contribute to our ability to efficiently develop our product candidates to provide a better life for patients with cancer.
Tivozanib
BMS
In January 2021, we entered into a clinical trial collaboration and supply agreement, or the BMS Agreement, with BMS. Under the terms of the BMS Agreement, BMS is supplying OPDIVO® (nivolumab), its anti-PD-1 therapy, for the TiNivo-2 trial with FOTIVDA® (tivozanib) in RCC patients who have progressed following one or two lines of prior immunotherapy, one of which must include an ICI. Pursuant to the terms of the BMS Agreement, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, royalty-free license under certain BMS patent rights, technology and regulatory documentation to use nivolumab in research and development, solely to the extent necessary to conduct the TiNivo-2 trial. Additionally, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, irrevocable, royalty-free license under certain patent rights, technology and regulatory documentation, to seek regulatory approval of tivozanib for use in a combined therapy in the field, and, upon any such regulatory approval, to market and promote tivozanib solely for use in a combined therapy in the field in any manner that is consistent with the regulatory approval for tivozanib. Finally, BMS granted us a non-exclusive, worldwide (other than within certain territories specified therein), non-transferable, irrevocable, royalty-free license in the field under certain inventions and patent rights relating to nivolumab for all purposes in the field except to research, develop, make, have made, use, sell offer for sale, export or import nivolumab or any biosimilar version. We and BMS shall jointly own all inventions, or the Combined Therapy Inventions, and patent rights, or the Combined Therapy Patent Rights, relating to the combined therapy used in the TiNivo-2 trial. We and BMS each may freely exploit the Combined Therapy Inventions and Combined Therapy Patent Rights, and the parties will share equally in costs relating to maintaining and prosecuting the Combined Therapy Patent Rights.

Pursuant to the terms of the BMS Agreement, each party is responsible for expenses relating to the manufacturing and supply of its respective products. For expenses related to conduct of the TiNivo-2 trial: (i) we will be responsible for all out-of-pocket costs associated with the performance of the TiNivo-2 trial, and (ii) each party will be responsible for its own internal costs associated with the TiNivo-2 trial. If the conduct of the TiNivo-2 trial requires a third-party license payment, then the party required to make such payment shall be determined in accordance with the prior sentence.

The term of the BMS Agreement will continue, unless earlier terminated in accordance with the BMS Agreement, until completion of the TiNivo-2 trial by all centers participating in the TiNivo-2 trial, delivery of all study data, including all completed case report forms, all final analyses and all final clinical study reports contemplated by the TiNivo-2 trial to both parties, and the completion of any statistical analyses and bioanalyses contemplated by the protocol or otherwise agreed to by the Parties to be conducted under the BMS Agreement.

AstraZeneca

In December 2018, we entered into a clinical supply agreement, the AstraZeneca Agreement, with a wholly owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib, in the DEDUCTIVE trial to treat HCC. Under the terms of the clinical supply agreement, we are the study sponsor and each party contributes the clinical supply of its study drug. Key decisions are made by both parties by consensus and external study costs are otherwise shared equally.
Ficlatuzumab
Biodesix

In April 2014, we entered into a worldwide co-development and collaboration agreement, or the Biodesix Agreement, with Biodesix to develop and commercialize ficlatuzumab. Under the terms of the Biodesix Agreement, each party contributed 50% of all clinical, regulatory, manufacturing and other costs to develop ficlatuzumab and to share equally in any future revenue and development or commercialization. Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” In September 2020, Biodesix exercised its "Opt-Out" rights under the Biodesix Agreement and, in December 2020, we regained full global rights to ficlatuzumab.

Pursuant to the terms of the Biodesix Agreement, as a result of Biodesix’s election to Opt-Out, Biodesix will (i) continue to be responsible for reimbursement of development costs with respect to the ongoing phase 2 investigator-sponsored clinical trial of ficlatuzumab in combination with ERBITUX® (cetuximab) in HNSCC, or the Phase 2 HNSCC Trial, (ii) cease to be entitled to 50% sharing of profits resulting from commercialization of ficlatuzumab, (iii) be entitled to a low double digit royalty on future product sales and 25% of future licensing revenue (excluding contributions to research and development expenses), less approximately $2.5 million that Biodesix would be required to pay to us pursuant to the October 2016 amendment to the Biodesix Agreement and (iv) remain responsible for development obligations under the Biodesix Agreement with respect to VeriStrat®.

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

License Agreements
As part of our corporate strategy, we have entered into license agreements to develop the programs in our portfolio and commercialize FOTIVDA in the EUSA territory. Under each of our license agreements, we are entitled to receive or required to pay upfront, milestone payments and/or royalties.

Tivozanib

Kyowa Kirin Co.
In December 2006, we entered into a license agreement with KKC, or the KKC Agreement, under which we obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, we obtained exclusive rights to tivozanib in our territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions. In August 2019, we entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in our territory, excluding the rights we have sublicensed to EUSA under the EUSA Agreement. We have upfront, milestone and royalty payment obligations to KKC under the KKC Agreement, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to us related to non-oncology development by KKC in our territory. Pursuant to the amendment to the KKC Agreement, KKC was required to make a non-refundable upfront payment to us in the amount of $25.0 million that we received in September 2019 and KKC waived a one-time milestone payment of $18.0 million otherwise payable by us in March 2021 upon our obtaining marketing approval for tivozanib in the United States.
If we sublicense any of our rights to tivozanib to a third-party, as we have done with EUSA pursuant to the EUSA Agreement, we are required to pay KKC a fixed 30% of the amounts we receive from our sublicensees, including upfront license fees, milestone payments and royalties, but excluding amounts we receive in respect of research and development reimbursement payments or equity investments, subject to certain limitations.
Certain research and development reimbursement payments by EUSA are not subject to sublicense revenue payments to KKC. For example, if EUSA elects to opt-in to the TIVO-3 trial, the additional research and development reimbursement payment from EUSA of 50% of the total trial costs, up to $20.0 million, would also not be subject to a sublicense revenue payment to KKC, subject to certain limitations. We would, however, owe KKC 30% of other, non-research and development payments we may receive from EUSA pursuant to the EUSA Agreement, including reimbursement approvals for RCC in up to five specified EU countries, marketing approvals for RCC in three specified non-EU licensed territories, EU marketing approval filings and corresponding marketing approvals by the EMA for up to three additional indications beyond RCC, and sales-based milestones and royalties. The $2.0 million milestone payments we earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA as a first-line treatment for RCC in the United Kingdom, Germany and Spain, respectively, were subject to the 30% KKC sublicense fee, or $0.6 million each.
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
Pursuant to the amendment to the KKC Agreement, KKC is also required to make milestone payments to us of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. In August 2020, KKC paid us a $2.8 million development milestone upon acceptance by the Pharmaceuticals and Medical Devices Agency of Japan of KKC’s IND for a non-oncology formulation of tivozanib. In September 2020, KKC initiated clinical development of KHK4951, the reformulated tivozanib, in healthy volunteers and patients with Wet AMD.
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
EUSA
In December 2015, we entered into the EUSA Agreement under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. EUSA is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout its licensed territories for RCC. EUSA has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in its licensed territories. In December 2021, EUSA announced that it had signed an agreement with Recordati, S.p.A. to be acquired and has indicated that the acquisition is anticipated to close in the first half of 2022.
We are also eligible to receive a research and development reimbursement payment from EUSA of $20 million of our total TIVO-3 trial costs if EUSA chooses to opt-in to use the TIVO-3 dataset to seek an expanded RCC indication in the EU, or for other regulatory or commercialization purposes. The leadership of EUSA has informed us that it is interested in exercising its opt-in right with respect to our TIVO-3 data and seeking an expanded label under the EUSA Agreement, but has requested we delay the negotiations regarding the structuring of this payment stream until the acquisition by Recordati, S.p.A. closes. We cannot be certain that we will arrive at mutually acceptable terms, or that EUSA will ultimately exercise the opt-in.
We are entitled to receive milestone payments of $2.0 million per country upon reimbursement approval, if any, for RCC in each of countries in the EU5 and, to date, we have received payments upon reimbursement approval for RCC in the UK (February 2018), Germany (November 2018) and Spain (February 2019). We are also entitled to receive $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, the first two of which were obtained in New Zealand in July 2019 and in South Africa in September 2020.
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

The term of the EUSA Agreement continues on a product-by-product and country-by-country basis until the last to occur of (a) the expiration of the last valid patent claim for such product in such country, (b) the expiration of market or regulatory data exclusivity for such product in such country or (c) the tenth anniversary of the effective date. Either party may terminate the EUSA Agreement in the event of the bankruptcy of the other party or a material breach by the other party that remains uncured, following receipt of written notice of such breach, for a period of (a) thirty (30) days in the case of breach for nonpayment of any amount due under the EUSA Agreement, and (b) ninety (90) days in the case of any other material breach. EUSA may terminate the EUSA Agreement at any time upon one hundred eighty (180) days’ prior written notice. In addition, we may terminate the EUSA Agreement upon thirty (30) days’ prior written notice if EUSA challenges any of the patent rights licensed under the EUSA Agreement. EUSA has reported to us that, to date, it has not experienced any material decrease in sales trends or interruptions in supply or distribution of FOTIVDA during the COVID-19 pandemic; however, the future impact of the COVID-19 pandemic on FOTIVDA sales is difficult to predict.
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

As of December 31, 2021, we are required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double digit percentage rate for milestone payments made after we grant any sublicense, depending on the sublicensed territory. In February 2022, the Company paid a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2022.
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

AV-203

CANbridge
In March 2016, we entered into the CANbridge Agreement under which we granted CANbridge the exclusive right to develop, manufacture and commercialize AV-203, a potent humanized IgG1 monoclonal antibody that targets ErbB3 (also known as HER3), for the diagnosis, treatment and prevention of disease in all countries outside of North America. In December 2017, CANbridge filed an IND application with the National Medical Products Administration (formerly, the China Food and Drug Administration), or NMPA, for a clinical study of AV-203 in esophageal squamous cell carcinoma, or ESCC. In August 2018, CANbridge obtained regulatory approval of its IND application from the NMPA for a clinical study of AV-203 in ESCC. In March 2021, CANbridge exercised its right to terminate the CANbridge Agreement for convenience. Under the terms of the CANbridge Agreement, the transfer of the AV-203 program was completed in September 2021 and we regained worldwide rights to the AV-203 program. As part of the transfer, CANbridge transferred to us all of its know-how in the development of AV-203 as well as any remaining manufacturing material. We expect to reactivate the IND in the second quarter of 2022.
A percentage of any milestone and royalty payments received by us under future partnership agreements related to the AV-203 program, excluding upfront and reimbursement payments, are due to Biogen Idec International GmbH, or Biogen, as a sublicensing fee under our option and license agreement with Biogen dated March 18, 2009, as amended.

Biogen Idec International GmbH

In March 2009, we entered into an exclusive option and license agreement with Biogen regarding the development and commercialization of our discovery-stage ErbB3-targeted antibodies, including AV-203, for the potential treatment and diagnosis of cancer and other diseases outside of North America, or the Biogen Agreement. Under the Biogen Agreement, we are responsible for developing ErbB3 antibodies through completion of the first Phase 2 clinical trial designed in a manner that, if successful, would generate data sufficient to support advancement to a Phase 3 clinical trial.

In March 2014, we and Biogen amended the Biogen Agreement, or the Biogen Amendment. Pursuant to the Biogen Amendment, Biogen agreed to the termination of its rights and obligations under the Biogen Agreement, including Biogen’s option to (i) obtain a co-exclusive (with us) worldwide license to develop and manufacture ErbB3 targeted antibodies and (ii) obtain exclusive commercialization rights to ErbB3 products in countries in the world other than North America. As a result, we have worldwide rights to AV-203. Pursuant to the Biogen Amendment, we are obligated to use reasonable efforts to seek a collaboration partner for the purpose of funding further development and commercialization of ErbB3 targeted antibodies. We are also obligated to pay Biogen a percentage of milestone payments received by us from future partnerships after March 28, 2016 and single digit royalty payments on net sales related to the sale of ErbB3 products, if any, up to a cumulative maximum amount of $50.0 million.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extensions cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. We have applied for patent term extensions on patents covering tivozanib and expect to apply for patent term extension on patents covering any of our product candidates that may obtain FDA approval in the future.

We rely on, and in the future expect to rely on, a combination of both patent protection and regulatory exclusivities to protect our approved products from generic or biosimilar competition. With the exception of pediatric exclusivities (a regulatory exclusivity), patent and regulatory exclusivities typically run concurrently with one another. Patents covering our approved products and product candidates are discussed below. Regulatory exclusivities relating to our approved products are discussed in the following section entitled “Government Regulation and Product Approval – Generic Drugs.”

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
With respect to tivozanib, we have the following in-licensed patents:
•U.S.: 2 granted patents expiring in 2023
•Europe: 2 granted patents with expirations ranging from 2022 to 2023
•Canada: 1 granted patent expiring in 2022
•Australia: 1 granted patent expiring in 2022
With respect to the U.S. patents, the first patent covers the tivozanib molecule and its therapeutic use and was originally scheduled to expire in April 2022. On January 22, 2022, the United States Patent and Trademark Office granted a one-year interim patent term extension of this patent until April 2023. If our application for patent term extension is granted, this one year interim extension will be included in the maximum patent term extension granted for this patent. The second patent covers a crystalline form of tivozanib that is the active pharmaceutical ingredient in our tivozanib product candidate and is expected to expire in November 2023. In view of the length of time that tivozanib has been under regulatory review at the FDA, a patent term extension of up to five years may be available under the Hatch-Waxman Act. Although we have applied for patent term extensions on each patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five year term extension were to be granted, if applied to the first patent, the term could be extended to April 2027, and if applied to the second patent, the term could be extended to November 2028.
With respect to the European patents, Supplementary Protection Certificates, or SPCs, have been granted for the European patent covering the tivozanib molecule in Belgium, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, and the United Kingdom extending the term of the patents in each of these countries up to April 2027. An SPC application is pending in Denmark for the corresponding Danish patent that covers the tivozanib molecule, which, if granted, could extend the term of the patent up to 2027. An SPC has been granted for the patent covering the crystalline form of tivozanib in Ireland extending the term of that patent to October 2028.
Additionally, we have filed patent applications in the United States and other jurisdictions including Australia, Canada and Europe directed to our clinical protocol for using tivozanib to treat refractory cancers, including, following therapy with checkpoint inhibitors, which, if granted, would each expire in 2039.
Ficlatuzumab
With respect to our anti-HGF platform, including ficlatuzumab, we have six U.S. patents covering our anti-HGF antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies, and methods of treatment using the antibodies. In addition, we have filed an international (PCT) application directed to treating head and neck squamous cell carcinoma (HNSCC) with ficlatuzumab. If nationalized, we expect that a patent granted on a patent application in this family would expire in 2041. With respect to our anti-HGF platform we have:
•U.S.: 6 granted patents with expirations ranging from 2027 to 2028
•Europe: 1 granted patent expiring in 2027
•Japan: 2 granted patents expiring in 2027
•Canada: 1 granted patent expiring in 2027
•Australia: 1 granted patent expiring in 2027
•PCT: 1 pending PCT application, which if nationalized and granted would expire in 2041
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
With respect to the licensed patent rights, we have:
•U.S.: 1 granted patent, and 1 pending patent application, if granted, with expirations ranging from 2025 to 2029
•Europe: 2 granted patents expiring in 2025
•Japan: 2 granted patents expiring in 2025
•Canada: 1 granted patent expiring in 2025
•Australia: 1 granted patent expiring in 2025
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
With respect to our anti-GDF15 platform, we have:
•U.S.: 3 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•Europe: 4 granted patents, and 4 pending patent applications, if granted, with expirations ranging from 2033 to 2035; one of the granted patents has been opposed in the European Patent Office
•Japan: 3 granted patents, and 2 pending patent applications, if granted, with expirations ranging from 2033 to 2035

•Canada: 2 pending patent applications, if granted, with expirations ranging from 2033 to 2035
•Australia: 2 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2033 to 2035
AV-203 Platform
With respect to our anti-ErbB3 platform, including AV-203, we have five issued U.S. patents and one pending U.S. patent application covering our anti-ErbB3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies and methods of treatment using our anti-ErbB3 antibodies, which are expected to expire from 2031 to 2032. With respect to our anti-ErbB3 platform we have:
•U.S.: 5 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•Europe: 2 granted patents, and 1 pending patent application, if granted, with expirations ranging from 2031 to 2032
•Japan: 3 granted patents with expirations ranging from 2031 to 2032
•Canada: 1 granted patent expiring in 2031
•Australia: 3 granted patents with expirations ranging from 2031 to 2032
AV-353 Platform
With respect to our AV-353 platform, we own three issued U.S. patents and two pending U.S. patent applications covering our anti-Notch3 antibodies, nucleic acids and expression vectors encoding the antibodies, host cells, methods of making the antibodies and methods of treatment using the antibodies. The three issued U.S. patents and the two non-provisional U.S. patent applications, if granted, would be expected to have expirations ranging from 2033 to 2037.
With respect to our AV-353 platform, we have:
•U.S.: 3 granted patents with expirations ranging from 2033 to 2037, and 2 pending patent applications, if granted, with expirations ranging from 2033 to 2037
•Europe: 1 granted patent expiring in 2033, and 1 pending patent application, if granted, expiring in 2037

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
Trademarks
We seek trademark protection in the United States and other jurisdictions where available and when appropriate. We have filed applications and obtained registrations for several trademarks intended for use in the marketing of tivozanib, including the trademark FOTIVDA, which we have registered in the United States and over 35 other jurisdictions, and for which we have filed applications in additional countries. We own U.S. and EU registrations for a logo containing FOTIVDA in combination with a flame design. We own U.S. registrations for AVEO and AVEO (in stylized letters) trademarks that we use in connection with our business in general. We have also registered AVEO as a trademark in over 20 other jurisdictions.

Manufacturing

We or our partners currently contract with and rely on third parties for the manufacture of our commercial product and product candidates and intend to do so in the future for both commercial and clinical needs. We do not own or operate manufacturing facilities for the production of commercial or clinical quantities of our commercial product or product candidates. We currently have no plans to build our own commercial scale or clinical manufacturing capabilities. Although we rely on third-party contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers. All manufacturing occurs at facilities that are required to comply with FDA requirements and the requirements of regulatory agencies from the other jurisdictions where we have obtained approval.
FOTIVDA (tivozanib). One of our contract manufacturers has manufactured what we believe to be sufficient quantities of tivozanib drug product (capsules) to support our ongoing and planned commercialization and clinical trials. A separate contract manufacturer, using our proprietary manufacturing process, has manufactured what we believe to be sufficient lots of drug substance. This drug substance may be used to manufacture tivozanib drug product (capsules) for any future commercial and clinical needs.
We engage a separate contract manufacturer to bottle, package, label and serialize commercial supply of FOTIVDA on an as-needed basis and we rely on a separate third-party to distribute commercial supply of FOTIVDA in the United States.
Ficlatuzumab. Through a separate third-party contract manufacturer, we have initiated the clinical manufacture of ficlatuzumab to supply a potential registrational clinical trial in HNSCC and to enable additional potential development in pancreatic cancer and AML. However, a shortage of required key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing process has delayed the delivery of the clinical supply of ficlatuzumab. We have secured the key required raw materials and manufacturing supplies and now plan to manufacture ficlatuzumab Phase 3 clinical supply in the second quarter of 2022.

AV-380. We currently have sufficient clinical trial drug supply for AV-380 to support our planned clinical trials. The same contract manufacturer we engaged to initiate clinical manufacturing of ficlatuzumab will be manufacturing any future clinical supply needs for AV-380. Our CMO for AV-380 has experienced employee shortages, supply chain issues and disruptions related to the COVID-19 pandemic which has delayed and may continue to delay manufacturing of AV-380.
Despite the delays to ficlatuzumab and AV-380 manufacturing based on COVID-19 related issues, the COVID-19 pandemic has not had a material impact on our commercial and clinical supply of FOTIVDA (tivozanib) or our clinical supply of AV-203 to date. We currently have a sufficient supply of FOTIVDA (tivozanib) and AV-203 that we believe will meet our ongoing commercial and clinical needs for more than twelve months from the date of filing this Annual Report on Form 10-K. While we believe there are alternate manufacturers with the capability to supply for current clinical or potential future commercial needs, contracting with additional contract manufacturers would require significant lead-times and result in additional costs and is not the solution we expect to follow.

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

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and their regulatory approval, is typically referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug or biological product in the United States must typically complete each of the following steps:

•completion of preclinical laboratory tests in compliance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•design of a clinical protocol and submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug product for each proposed indication;
•submission to the FDA of an NDA for a drug candidate product and a biological licensing application, or BLA, for a biological product requesting marketing for one or more proposed indications;
•review of the request for approval by an FDA advisory committee, where appropriate or if applicable;
•completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or similar foreign standards, which we refer to as cGMPs,to assure the product’s identity, strength, quality and purity;
•completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA or BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured substance or active pharmaceutical ingredient and the formulated product, as well as in vitro and animal studies to assess the safety and activity of the product candidate for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.

The IND and IRB Processes
An IND is a request for FDA authorization to administer an investigational product candidate to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biologic that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, or CMC. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
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
There is no obligation for a sponsor to make its investigational products available for expanded access. However, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
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
Human Clinical Studies in Support of an NDA or BLA
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. The FDA has issued regulations authorizing a sponsor to transfer certain responsibilities for the conduct of a clinical study to a CRO.
The clinical investigation of an investigational drug or biological product is generally divided into four phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The four phases of an investigation are as follows:
•Phase 1. Phase 1 studies include the initial introduction of an investigational new drug or biological product into humans. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug or biological product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•Phase 2. Phase 2 includes the controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug or biological product for a particular indication(s) in patients with the disease or condition under trial, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug or biological product. Phase 2 clinical trials are typically well-controlled, closely monitored and conducted in a limited patient population.
•Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug or biological product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug or biological product, and to provide an adequate basis for product approval.
•Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Further, in August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology biological product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Manufacturing and Other Regulatory Requirements

Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, and purity of the finished product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

In addition, the FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-Phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission and Filing of an NDA or BLA with the FDA

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

The application is the vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new product candidate must be the subject of an approved NDA or BLA before it may be commercialized in the United States. Under federal law, the submission of most applications is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses. If an application is withdrawn prior to the FDA acceptance for filing, 75% of these fees may be refunded to the sponsor. If an application is withdrawn after filing, a lower portion of these fees may be refunded in certain circumstances.

Following submission of an NDA or BLA, the FDA conducts a preliminary review of the application within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing and the application must be resubmitted with the additional information.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs and BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA or BLA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The scheduling and execution of such pre-approval inspections may be impacted or delayed due to the COVID-19 pandemic. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted to the FDA.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

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

The FDA’s Decision on an NDA or BLA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional confirmatory information may satisfy this standard. The FDA will ultimately seek to determine whether the expected benefits of the product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

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
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as Fast Track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation. None of these programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.

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
In addition, manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. The FDA's regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) thus authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Generic Drugs

In 1984, with the passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Under the Hatch-Waxman Act, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.

As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to make a certification to the FDA in connection with any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that a Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of seven and a half years from the date of approval of the NDA, expiration of the patent and a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
Biosimilars

The 2010 Patient Protection and Affordable Care Act, or ACA, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. Since enactment of the BPCIA, the FDA has approved numerous biosimilar products for use in the United States. In addition, the FDA approved the first interchangeable biosimilar product on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining an approach to review and approval of biosimilars and interchangeable biosimilar products.
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
An application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.
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

Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drug products that received orphan drug designation before enactment of amendments to the FDCA in 2017 but have not yet been approved by FDA.
Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six month exclusivity period may be attached to the term of any existing patent term or regulatory exclusivity. For biologic products, the six month period may only be attached to any existing regulatory exclusivities but not to any patent terms. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied;

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

Patent Term Restoration and Extension

A patent claiming a new product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of a NDA or BLA, plus the time between the submission date of the application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).
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
The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.
Review and Approval of Drug Products in the EU
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods.

Clinical Trial Approval in the EU
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.
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
Marketing Authorization in the EU
In the EU, marketing authorizations for medicinal products may be obtained through several different procedures founded on the same basic regulatory process.
The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the sponsor in response to questions asked by the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, a sponsor submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.
A marketing authorization may be granted only to a sponsor established in the EU. Regulation No. 1901/2006 provides that, prior to obtaining a marketing authorization in the EU, a sponsor must demonstrate compliance with all measures included in a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.
Regulatory Data Protection in the EU
In the EU, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.
Orphan Drug Designation and Exclusivity in the EU
Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of: (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives the medicinal product is unlikely to be developed. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition.
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

Regulatory Requirements After Marketing Authorization in the EU
Following marketing authorization of a medicinal product in the EU, the holder of the authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include compliance with the EU’s stringent pharmacovigilance or safety reporting, as well as rules potentially requiring post-authorization studies and additional monitoring obligations. In addition, the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Finally, the marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area (EEA), and the processing of personal data that takes place in the EEA, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, or the FCA, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the ACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers.
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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
Employees and Human Capital Resources
As of December 31, 2021, we had 114 full-time employees, which increased to 115 full-time employees as of the date of the filing of this Annual Report on Form 10-K. Of these employees, approximately half are members of our sales team. Our next largest functions after sales are our technical operations, medical affairs and commercial operations functions. None of our employees are represented by a labor union or are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Our human capital is essential to fulfilling our commitment to deliver medicines that provide a better life for cancer patients. We are committed to creating a culture where our employees are valued. Our core corporate work values, which are integral to our culture and our recruitment and retention initiatives, include:

•Respect: Trusting, Honest Communication, Collaborative, Considerate, Humility
•Sense of Thoughtful Urgency: Realistic, Disciplined, Quality Driven, Diligent, Dynamic
•Integrity: Ethical, Objective, Data Driven, Patient Focused
•Goal Oriented: Strong Work Ethic, Individual Accountability, Courageous, Perseverance
•Engaging Working Environment: Fun, Diverse, Sense of Community, Flexibility, Developmental

Our board of directors approves corporate goals on an annual basis, which aids in the development of annual individual employee goals. We have a compensation philosophy of benchmarking compensation at the 50th percentile for all of our employees, which is based on a survey provided to us by our independent compensation consultant along with input from our executive leadership team, the compensation committee of the board of directors and our board of directors in an effort to ensure that employee compensation is competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent. For certain of our employees, we recently replaced our Key Employee Change in Control Benefits Plan and other employment agreements with certain of our employees to our new Executive Severance and Change in Control Benefits Plan, or the Plan. The Plan was updated to meet current market and industry standards for those employees subject to the Plan including, providing payments to an employee's beneficiary or legal representative in the event of such employee's death or permanent disability and enhancing severance benefits in a change of control scenario.

Beyond competitive compensation and benefits packages, we provide career development opportunities and encourage ongoing conversations between employees and managers to discuss individual career development plans. We offer reimbursement for professional memberships as well as professional development courses ranging from technical training, competency-based workshops and leadership development programs facilitated by external partners who are experts in their respective fields.

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
Available Information

Our Internet website is located at www.aveooncology.com, and our investor relations website is located at https://investor.aveooncology.com. We will make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC, as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at www.sec.gov.

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investors” section of our website. We use these channels, as well as social media channels such as Twitter and LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor” section of our corporate website and on our social media channels.
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
We have a history of incurring operating losses and as of December 31, 2021, we had an accumulated deficit of $674.5 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.
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
We believe that our $87.3 million in cash, cash equivalents and marketable securities as of December 31, 2021, along with net product revenues from product sales of FOTIVDA in the United States, would enable us to maintain our current operations for more than 12 months following the filing of this Annual Report on Form 10-K.
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

•our ability to establish and maintain strategic partnerships, licensing, collaboration or other arrangements and the financial terms of such agreements;
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
•the absence of any breach, acceleration event or event of default under our 2020 Loan Facility (as defined below), or under any other agreements with third parties;
•the cost and outcome of any legal actions against us;
•the timing, receipt and amount of sales of, or royalties on, FOTIVDA and our future products, if any;
•and general economic, industry and market conditions, including, without limitation, the current adverse impact of the COVID-19 pandemic and political and economic instability caused by the current armed conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict.
We may require substantial additional funding to advance our pipeline of clinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestone specified in the 2020 Loan Facility that would allow us to access the remaining $5.0 million in available credit. We also expect to seek additional funds through arrangements with partners, licensees, collaborators or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.
If we are unable to raise substantial additional funding to advance our pipeline of clinical stage assets, whether on terms that are acceptable to us, or at all, or if we were to default under the 2020 Loan Facility and Hercules accelerates the then remaining principal payments and fees due under the 2020 Loan Facility, then we may be required to:
•delay, limit, reduce or terminate our clinical trials or other development activities for one or more of our product candidates; and/or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.
Failure to comply with the covenants or payment obligations under the 2020 Loan Facility could result in an event of default, which could materially and adversely affect our business and our financial condition.
The 2020 Loan Facility includes certain financial and operational covenants and provides for certain occurrences that constitute events of default. Certain of those covenants may be out of our control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that would have a material adverse effect on our business, our insolvency or bankruptcy or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition.

We have only recently transitioned from a development stage biopharmaceutical company to a commercial stage biopharmaceutical company, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Other than the marketing approvals for FOTIVDA received by our partner EUSA and the FDA marketing approval for FOTIVDA received in the United States in March 2021, all of our product candidates are in the development stage. We have only recently demonstrated our ability, or our ability to arrange for a third party, to manufacture a commercial scale medicine and conduct the sales and marketing activities necessary to commercialize a product. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had more experience commercializing FOTIVDA. In addition, as a relatively new commercial stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. To be profitable, we will need to continue to successfully transition from a company with a research and development focus to a company capable of supporting commercial activities. Ultimately, we may not be successful in such a transition.
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
Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or through EUSA, in those countries outside the United States where FOTIVDA is currently approved. While we recorded a growing number of commercial prescriptions, factors beyond our control may result in decreases in commercial prescriptions each month or each quarter. If commercial prescription demand becomes stagnant or decreases it would substantially impact our revenues from product sales, adversely affect our profitability on a quarterly or annual basis and depress the market price of our common stock.
We are also dependent on the success of tivozanib in clinical development and our ability to obtain additional marketing approvals for tivozanib in one or more other indications.
The success of FOTIVDA will depend on a number of factors, including the following:
•our ability to successfully commercialize FOTIVDA in the United States;
•our ability to enhance commercial awareness of FOTIVDA;
•commercial acceptance by physicians, patients, third-party payors and others in the medical community;
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
•the performance of the contract research organizations, or CROs, we have hired to manage our clinical trials, as well as that of our collaborators, investigator sponsors and other third-party contractors;
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
Many of these factors are beyond our control. If we are unable to continue to successfully commercialize FOTIVDA in the United States or to develop or receive marketing approval for tivozanib in other indications, on our own or with our collaborators, or experience delays as a result of any of these factors or otherwise, our business could be substantially harmed.
FOTIVDA, or any one of our product candidates that may receive marketing approval in the future, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for FOTIVDA or any one of our product candidates may be smaller than our estimates.
FOTIVDA, or any one of our product candidates that may be approved in the future by the appropriate regulatory authorities for marketing and sale, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. There are already a number of therapies on the market competitive to FOTIVDA, as well as our other product candidates, in indications we intend to target.
Efforts to educate the medical community and third-party payors on the benefits of our product candidates have required significant resources and may not ultimately be successful. Restrictions related to the ongoing COVID-19 pandemic have impeded our ability to gain in-person access to customers, prescribers, other healthcare professionals and to certain institutions that remain closed to industry representatives. We believe these access challenges caused by the COVID-19 pandemic and the emergence of SARs-CoV-2 variants have potentially slowed the commercial launch trajectory of FOTIVDA which we believe is causing a protracted launch curve as compared to the pre-COVID open access environment. While we have designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies in light of the restrictions necessitated by the COVID-19 pandemic, changes to standard sales and marketing practices, including the shift from in-person to video and virtual interactions with healthcare professionals, have caused, and may continue to cause, challenges for the successful commercialization of FOTIVDA.
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
•how the product is positioned in physician treatment guidelines and pathways;
•the prevalence and severity of any side effects;
•the efficacy and safety of the product;
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

If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of FOTIVDA®, the sales of FOTIVDA® could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, as is the case with FOTIVDA®, an ANDA may not be submitted to the FDA until the expiration of five years, e.g., March 10, 2026, for FOTIVDA®, unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug, e.g., March 10, 2025, for FOTIVDA®.

Generic drug manufacturers may seek to launch generic products following the expiration of the applicable exclusivity period for FOTIVDA®, even if we still have patent protection for such products. Competition that FOTIVDA® could face from generic versions could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing FOTIVDA®.

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

We and any collaborators, including our partners and sublicensees, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We and our collaborators must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of our product candidates in humans before we can obtain these approvals. Despite our efforts to design satisfactory clinical trial protocols, we cannot guarantee that the clinical trial protocols of any of our ongoing clinical trials will satisfy the rigorous standards of the FDA and/or the EMA to support a marketing approval. If we seek to amend the clinical trial protocols for any of our clinical trials this may delay site enrollment and completion, as in the case of the TiNivo-2 Trial where we made a clinical trial protocol amendment. The TiNivo-2 trial protocol was amended based on (i) emerging evidence that the lower 0.89 mg dose was effective in combination with an ICI, (ii) that the lower dose may optimize the risk/benefit profile and result in better tolerability for the combination and (iii) the FDA’s recommendation to investigate an optimal dose of tivozanib in the combination setting under its Project Optimus initiative. We cannot be certain that this amendment to the TiNivo-2 protocol will satisfy the FDA's Project Optimus initiative to investigate the optimal dose of tivozanib in the combination setting and, if it does not, we may be required to conduct additional clinical trials which would delay and adversely impact the timing of marketing approval of tivozanib in combination with nivolumab or other therapies.
We depend heavily on the success of our clinical stage assets and our clinical trials may not be successful. If delays in manufacturing, trial site initiation or patient enrollment occur, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, our clinical stage assets will develop at a slower pace than we had planned. For example, the delivery of the clinical supply of ficlatuzumab for a potential registrational clinical trial of ficlatuzumab in R/M HNSCC was significantly delayed due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing which required us to delay the start date of this potential registrational clinical trial until 2023.

Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. For example, in December 2020, the FDA approved our investigational new drug, or IND, application for AV-380 for the potential treatment of cancer cachexia. In October 2021, we completed enrollment for a Phase 1 clinical trial in healthy subjects. Initial data observed satisfactory a reduction of GDF15 in subjects and no drug related adverse events were identified. However, operational errors at the trial site have caused data integrity concerns and we have notified the FDA. We plan to discuss with the FDA the suitability of the data for regulatory purposes and our ability to publish the data from this trial. We do not expect the data quality issues in the Phase 1 clinical trial to impact our plans to initiate a Phase 1b clinical trial in cancer patients in the second half of 2022. We cannot be certain that the data integrity concerns related to the Phase 1 clinical trial will not ultimately delay the development of our AV-380 program.
Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•the supply or quality of raw materials, manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be significantly delayed, insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to challenges related to the COVID-19 pandemic or otherwise;
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
•our third-party contractors or those of any collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements, including GMPs, GCPs or GLPs, or meet their contractual obligations to us or any collaborators in a timely manner or at all;
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
Product development costs for us and our collaborators will increase if we experience delays in testing or pursuing marketing approvals, and we may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.
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
If our salesforce, marketing, market access and medical affairs teams and distribution capabilities fail, or are otherwise unsuccessful, it would materially adversely impact the commercialization of FOTIVDA, impact our ability to generate revenue and harm our business.
If we fail to develop and commercialize other product candidates, we may be unable to grow our business.
Although the commercialization of FOTIVDA and the continued development of tivozanib is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates. These other product candidates will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.
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
•the evolving standard of care landscape;
•the proximity of patients to clinical sites;
•the design of and eligibility criteria for the trial;
•efforts to facilitate timely enrollment; and
•competing clinical trials.
In addition, participation in our clinical trials will be affected by clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved or any changes to the standard of care for the indications we are investigating. For example, changes in the standard of care in HCC have extended treatment time with first line therapies and reduced the presence of a sufficient patient pool suitable for the DEDUCTIVE trial, which has delayed patient enrollment for the trial.

If approved, our product candidates, such as ficlatuzumab, AV-380, or AV-203, that are licensed and regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, was enacted as part of the Patient Protection and Affordable Care Act, or the ACA, to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, our antibody product candidates, for example, ficlatuzumab, AV-380 or AV-203, if approved by the FDA, would benefit from 12 years of data exclusivity from the time of first licensure. While the FDA could not accept an application for a biosimilar or interchangeable product based on our biologic product candidates, such as ficlatuzumab, AV-380 or AV-203, as the reference biological product until four years after the date of first licensure of our product candidate, during this 12-year period of exclusivity, another party may still independently develop and receive approval of a competing biologic, so long as its BLA does not rely on our product candidate’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the biological product candidates we develop under a BLA, such as ficlatuzumab, AV-380 or AV-203, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing. Nonetheless, the approval of a biosimilar to our biologic product candidates, such as ficlatuzumab, AV-380 or AV-203, would have a material adverse impact on our business due to increased competition and pricing pressure.
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
The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for FOTIVDA, EUSA, is working to secure reimbursement approval for and commercially launch FOTIVDA in many of the countries in which FOTIVDA has been approved. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval, or reimbursement is limited, and if EUSA is unable to commercially launch FOTIVDA in additional countries and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside of the United States. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.
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
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. We cannot be sure that coverage will be available for any product candidate that we, or third-parties, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United

States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain regulatory approval could significantly harm our operating results and our overall financial condition.
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
Although we maintain general liability insurance and clinical trial liability insurance, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. Insurance coverage is becoming increasingly expensive. We increased our insurance coverage for the commercialization of FOTIVDA and we will need to increase our insurance coverage further if we commercialize any of our other products that receive marketing approval. If we are unable to maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development, commercial production and sale of our product candidates, which could harm our business, financial condition, results of operations and prospects.
Our internal computer systems or other company technology to collect and store information, or those of any third parties with which we contract, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage or interruption from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Our sensitive commercial and personal information also may be subject to security breaches in other contexts, related to personal devices or other technology or systems where this information can be collected, stored and used. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by cyber incidents, misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including commercial information and personal information of our employees, patients, clinical trial participants and third-party vendors.

System failures, accidents, cyber incidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization and clinical activities and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed or future trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and our product research, development and commercialization efforts could be delayed. We may in certain instances be required to provide notification to individuals or others in connection with the loss of their personal or commercial information. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt our operations, including our ability to commercialize FOTIVDA by restricting in-person access to treating oncologists and restricting in-person access to certain institutions, our ability to initiate new trials or complete ongoing clinical trials and our ability to manufacture clinical product and may have other adverse effects on our business, operations and ability to raise capital.

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

Restrictions related to the ongoing COVID-19 pandemic have impeded our ability to gain in-person access to customers, prescribers, and other healthcare professionals and certain institutions remain closed to industry representatives. We believe these access challenges caused by the COVID-19 pandemic and the emergence of SARs-CoV-2 variants have potentially slowed the commercial launch trajectory of FOTIVDA which we believe is causing a protracted launch curve as compared to the pre-COVID open access environment. While we have designed our strategic commercial approach to be optimized for remote as well as in-person customer engagement capabilities and expanded our digital marketing strategies in light of the restrictions necessitated by the COVID-19 pandemic, changes to standard sales and marketing practices, including the shift from in-person to video and virtual interactions with healthcare professionals, have caused, and may continue to cause, challenges for the successful commercialization of FOTIVDA.

The COVID-19 pandemic has also impacted the initiation, enrollment and completion of certain of our ongoing and planned clinical trials both in the United States and in the EU. For example, the pandemic partially slowed enrollment of the DEDUCTIVE trial in that it hindered patients' ability to attend routine physical medical assessments with their clinicians resulting in delays in diagnosis and, at times, treatment of cancer in patients. In addition, in-person monitoring visits are currently on hold at certain of the active clinical trial sites for our DEDUCTIVE trial and to the extent possible, due to the COVID-19 pandemic, monitoring is being conducted remotely. We do not yet know whether remote management of this function will prove to be sufficient.

Similarly, the CRO for our TiNivo-2 trial has been impacted by cancer research staffing shortages related to, among other things, COVID-19 infections and competition for staff at clinical trial sites resulting in delays to site initiation, contracting and enrollment. Currently, certain academic institutions have frozen enrollment on all trials or refused to take on additional clinical trials due to these staffing shortages and these staffing shortages have adversely impacted trial site initiation and enrollment of the TiNivo-2 trial.

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

Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to initiate or complete clinical trials, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. For example, the COVID-19 pandemic has, and may continue to, cause delays in the manufacturing of our product candidates ficlatuzumab and AV-380. A shortage of required key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing process delayed the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 and will require the Company to delay the start date of this potential registrational clinical trial until the first half of 2023, which, if approved, may impact timing of potential commercialization and associated revenue generation. Similarly, a separate CMO has experienced employee shortages, supply chain issues and disruptions related to the COVID-19 pandemic which has delayed and may continue to delay manufacturing of AV-380. While we believe there are alternate manufacturers with capability to supply clinical or, if approved, commercial supply of AV-380 necessary to meet our needs, contracting with additional CMOs would require significant lead-times and result in additional costs and currently is not the solution we expect to follow.
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

Although we plan to continue to rely on these third parties to conduct our ongoing and any future clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, including GCPs and GLPs for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain, process and analyze is compromised for any reason or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may experience delays or may fail to meet regulatory requirements. For example, the third-party CRO that conducted our AV-380 Phase 1 clinical trial evaluating the safety of AV-380 in healthy subjects failed to comply with regulatory requirements applicable to the clinical trial, including GCPs and GLPs, which resulted in data integrity concerns. We have notified the FDA and plan to discuss the errors that occurred at the trial site with the FDA to confirm whether we will be able to publish the data from this trial and the suitability of the data for regulatory purposes. If the FDA determines that the data from the clinical trial is not suitable for use, our development of AV-380 may be delayed.
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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and commercial manufacturing. There are a small number of suppliers of raw and starting materials that we use to manufacture our product candidates, many of whom have experienced delays and challenges related to the COVID-19 pandemic. Such suppliers may not be able to provide these materials to our manufacturers at the times we need them or on commercially reasonable terms. For example, the delivery of the clinical supply of ficlatuzumab for a potential registrational clinical trial of ficlatuzumab in R/M HNSCC was significantly delayed due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing, which required us to delay the start date of this potential registrational clinical trial until 2023. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers and delays related to the COVID-19 pandemic to provide raw and starting materials that we use to manufacture our product candidates could delay or disrupt our ability to initiate or continue clinical trials on our scheduled timelines or at all, which may impact timing of potential commercialization and associated revenue generation.

More recently, one of our CMOs has experienced employee shortages, supply chain issues and disruptions related to the COVID-19 pandemic which have delayed and may continue to delay manufacturing of AV-380 preclinical supply. Any significant delay in the supply of a product candidate or the raw material components thereof for a scheduled or ongoing clinical trial due to the COVID-19 pandemic, the need to replace a third-party supplier or other factors could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates.
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
We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain countries in the EUSA territory and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue from the EUSA licensed territory.
In December 2015, we entered into the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize FOTIVDA in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. We have limited contractual rights to force EUSA to invest significantly in the commercialization of FOTIVDA in jurisdictions covered by the EUSA Agreement. For instance, under the EUSA Agreement, EUSA is not required to opt into the data from the TIVO-3 trial to seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting and, to date, has not chosen to do so. Further, in December 2021, EUSA announced that it had signed an agreement with Recordati, S.p.A. to be acquired and has indicated that the acquisition is anticipated to close in the first half of 2022. In the event that EUSA, or Recordati, fails to adequately commercialize FOTIVDA because it lacks adequate financial or other resources, decides to focus on other initiatives or otherwise, our ability to successfully commercialize FOTIVDA in the applicable jurisdictions would be limited, which may adversely affect our business, financial condition, results of operations and prospects.
In addition, the EUSA Agreement may be terminated by either party upon prior written notice. If EUSA, or Recordati upon the closing of its acquisition of EUSA, terminated the EUSA Agreement, we may not be able to secure an alternative distributor in the applicable territories on a timely basis or at all, in which case our ability to generate revenue from sales of FOTIVDA outside the United States would be materially harmed.

Further, while EUSA is working to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA, or Recordati upon the closing of its acquisition of EUSA, is unable to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA territory and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.
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

Our operations or those of the third parties upon whom we depend might be affected by the occurrence of a natural disaster, pandemic, war or other catastrophic event.

We depend on our employees, consultants, CMOs, CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, they might not adequately protect us. Despite any precautions we take for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemics, hurricanes, fires, floods and ice and snowstorms, could result in significant disruptions to our research and development, preclinical studies, clinical trials, and, ultimately, commercialization of our products. Long-term disruptions in the infrastructure caused by events, such as natural disasters, the outbreak of war (including expansion of the current armed conflict between Russia and Ukraine), the escalation of hostilities and acts of terrorism or other “acts of God,” particularly involving cities in which we have offices, manufacturing or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any natural disaster or catastrophic event affecting us, our CMOs, our CROs, regulatory agencies or other parties with which we are engaged could have a material adverse effect on our operations and financial performance.
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
Patents have a limited duration. The term of a U.S. patent, if granted from an application filed on or after June 8, 1995, is generally 20 years from its earliest U.S. non-provisional filing date. Even if patents covering our product candidates are obtained, once the patents expire, we may be open to competition from competitive medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned or in-

licensed patent rights may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which, inclusive of a one year interim extension granted by the USPTO, is scheduled to expire in April 2023, and a second U.S. patent covering the crystalline form of tivozanib, which is scheduled to expire in November 2023. In view of the length of time tivozanib had been under regulatory review at the FDA, a patent term extension of up to five years may be available. Although we have applied for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all.
In addition, SPCs have been granted for the patent covering the tivozanib molecule in Belgium, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Portugal, Spain, Sweden and the United Kingdom, extending the term of the patents in each of these countries up to April 2027. An SPC has been granted for the patent covering the crystalline form of tivozanib in Ireland extending the term of that patent to October 2028. The remaining pending application for an SPC on the patent covering the tivozanib molecule in Denmark may not be similarly granted, or may be granted for a shorter period than requested. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period of time during which the patent rights covering tivozanib or its use can be enforced will be shortened, and our competitors may obtain approval to market a competing product sooner. As a result, our potential revenue from tivozanib could be materially reduced, causing material harm to our business.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company. Outside parties may attempt to penetrate our systems or those of our partners or fraudulently induce our employees or employees of our partners to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and computer viruses, cyber-attacks or other system failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or our partners, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and we could incur significant increases in costs to recover or reproduce the data. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed.
The number and complexity of these security threats continue to increase over time. If a breach of our security systems or that of our partners occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining marketing approvals for the commercialization of some or all of our product candidates. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to market and commercialize our product candidates, and our ability to generate revenue will be materially impaired.
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
In order to market and sell our medicines in the EU and many other jurisdictions, we or our collaborators must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our collaborators may not obtain marketing approvals from regulatory authorities outside the United States on a timely basis, if at all, and we may not receive necessary approvals to commercialize our products in any particular market.
In many countries outside the United States, a product candidate must be approved for reimbursement before the product can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any future collaborators and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we or any future collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any future collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We are conducting, and intend in the future to conduct, clinical trials for certain of our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting, and intend in the future to conduct, one or more of our clinical trials with trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practice. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, the FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the US, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that product candidate will receive marketing approval.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

For example, we have been granted Fast Track designation for the investigation of ficlatuzumab and cetuximab for the treatment of patients with relapsed or recurrent HNSCC. Marketing applications filed by sponsors of product candidates in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. Even though we have received Fast Track designation for ficlatuzumab and cetuximab, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Further, the FDA may withdraw Fast Track designation at any time. As such, a Fast Track designation by the FDA, even though granted for ficlatuzumab may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that ficlatuzumab will receive marketing approval.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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
We or our collaborators may seek orphan drug designations for our product candidates and may be unable to obtain such designations. Moreover, even if we do secure such designations and orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, to be more effective or to make a major contribution to patient care. Finally, orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the Agency to mean the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
FOTIVDA and any product candidate for which we or our collaborators obtain marketing approval are subject to ongoing regulation and could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements.
FOTIVDA and any product candidate for which we or our collaborators obtain marketing approval in the future will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. For example, FDA approval of FOTIVDA is subject to limitations on the indicated uses for which FOTIVDA may be marketed, specifically the treatment of adults with relapsed or refractory advanced RCC who have progressed following two or more systemic therapies. Accordingly, we expect to continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approval for FOTIVDA withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
We and our collaborators must also comply with requirements concerning advertising and promotion for FOTIVDA or any of our product candidates for which we may obtain regulatory approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we are restricted from promoting any products we develop for indications or uses for which they are not approved. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties.
Our relationships with healthcare providers, physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of FOTIVDA and any product candidate for which we may obtain marketing approval in the future. Our arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse laws and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute FOTIVDA and any products for which we may obtain marketing approval in the future. Restrictions under applicable federal and state healthcare laws and regulations include the federal Anti-Kickback Statute, the False Claims Act, Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Physician Payments Sunshine Act. There are also analogous state and foreign laws and regulations that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and may require manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations involve substantial costs.
Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our business practices or operations are found to be in violation of any of the laws described above, other or future healthcare laws or case law or any governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results.
We have implemented a corporate compliance program designed to ensure that we will market and sell FOTIVDA and any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Further, if any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs, which could impact us.

Any relationships we may have with customers, healthcare providers and professionals and third-party payors, among others, will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm, fines, disgorgement, exclusion from participation in government healthcare programs, curtailment or restricting of our operations and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward or in return for, either the referral of an individual for or the purchase, lease or order of a good, facility, item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid.

False Claims Laws. The federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, impose criminal and civil penalties, including through civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties.

HIPAA. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme or making materially false statements in connection with the delivery of or payment for health care benefits, items or services. Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations on covered entities and their business associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf, including mandatory contractual terms and technical safeguards, with respect to maintaining the privacy, security and transmission of individually identifiable health information.

Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

Analogous State and Foreign Laws. Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, can apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors and are generally broad and are enforced by many different federal and state agencies as well as through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that any business arrangements we have with third parties and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU member states. In addition, payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, biotechnology and pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. We have made reasonable assumptions where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculations, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact our reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If we become subject to investigations, restatements or other inquiries concerning compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on our financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than our current estimates, our financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the Centers for Medicare & Medicaid Services, or CMS, we may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreements, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if we were found to have overcharged the government in connection with the FSS program or TriCare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we would be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.
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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with the enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that tie Medicare Part B payments for certain physician-administered pharmaceuticals to lower prices paid in other economically advanced countries, effective January 1, 2021. The rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, with additional laws and amendments being passed on a regular basis. As one example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Compliance with the GDPR is a rigorous, expensive and time-consuming process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EU activities.

Given the breadth and depth of the GDPR and changes in data protection obligations, preparing for and complying with these requirements is rigorous, expensive and time-consuming and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU and otherwise across the world. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials participants, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the proper disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us and we could incur significant costs associated with environmental liability or toxic tort claims for failure to comply with such laws and regulations.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management personnel. We are highly dependent upon our senior management, as well as others on our management team. The loss of services of employees and, in particular, of a member of management could delay or prevent our ability to successfully commercialize FOTIVDA in the United States, our ability to successfully maintain or enter into new licensing arrangements or collaborations, the successful development of our product candidates, the completion of our planned clinical trials or the attainment of regulatory approvals and successful commercialization of our product candidates. We do not carry “key person” insurance covering any members of our senior management. Our employment arrangements with all of these individuals are “at will,” meaning they or we can terminate their service at any time.
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
Our employees or consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and/or insider trading.
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
In addition, during the course of our operations, our directors, executives, employees and consultants may have access to material nonpublic information regarding our business, our results of operations or potential transactions we are considering. Despite the adoption of an Insider Trading Policy, we may not be able to prevent a director, executive, employee or consultant from trading in our common stock on the basis of, or while having access to, material nonpublic information. If a director, executive, employee or consultant was to be investigated, or an action was to be brought against a director, executive, employee or consultant for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money and divert attention of our management team from other tasks important to the success of our business.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•announcements relating to our product, FOTIVDA, including as it relates to commercial performance, sales and any future regulatory matters;
•new products, product candidates or new uses for existing products introduced or announced by our strategic partners, or our competitors, and the timing of these introductions or announcements;
•actual or anticipated results from and any delays in our manufacturing or clinical trials;
•sales of common stock by us or our stockholders in the future, as well as the overall trading volume of our common stock;
•the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our supply chain, manufacturing timelines, preclinical studies, clinical trials, commercial activities and other operations specifically;
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
•conditions or trends in the biotechnology and biopharmaceutical industries, including the recent sell off in the stock market for many companies in the biotechnology and biopharmaceutical industries;
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
We set goals and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-380 and AV-203. The actual timing of these events can vary significantly due to a number of factors, including those discussed elsewhere in this section “Part II, Item 1A. Risk Factors.” As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the time frames we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned, that we will be successful in our commercial launch or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.
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
•changes in our 2020 Loan Facility, including the existence of any event of default that may accelerate then remaining principal payments and fees due thereunder;
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
As of December 31, 2021, we had approximately $87.3 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund, and high-grade debt securities, including commercial paper. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. In addition, our independent registered public accounting firm has attested to the effectiveness of our internal controls. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our stockholders should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. In addition, the terms of the 2020 Loan Facility preclude, and any future debt agreements may preclude us from, paying dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
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
As of December 31, 2021, we had federal net operating loss carryforwards of $613.1 million, of which $502.6 million will, if not used, expire at various dates through 2037, and federal research and development tax credit carryforwards of $12.6 million, which will, if not used, expire at various dates through 2041. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used. As of December 31, 2021, we have recorded a full valuation allowance to offset these deferred tax assets because the future realizability of such assets is uncertain.
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
We currently sublease our corporate headquarters, which consists of approximately 6,465 square feet of office space located at 30 Winter Street, Boston, Massachusetts. Our sublease agreement, which was amended on November 17, 2021, continues through November 29, 2022, or the amended Winter Street Sublease. The amended Winter Street Sublease (i) reduced the square feet of office space from 10,158 square feet to 6,465 square feet, (ii) provided that the security deposit of $0.3 million would be applied toward the remaining base rent payable to the landlord to satisfy in full the base rent obligations through the expiration date of November 29, 2022, and (iii) provided that the landlord would make renovations to improve the space. The term of the amended Winter Street Sublease remained the same and will continue through November 29, 2022. We believe that our existing facilities are sufficient for our current needs.

ITEM 3.	Legal Proceedings
As of the date of filing this Annual Report on Form 10-K, we are not party to any material legal proceedings that could have a material adverse effect on our business, operating results or financial condition.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “AVEO”.

Holders
As of March 9, 2022, there were approximately 34 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.
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
Purchase of Equity Securities
We did not purchase any of our equity securities during any month within the three months ended December 31, 2021.
Recent Sales of Unregistered Securities
None.

ITEM 6.	RESERVED.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the United States. FOTIVDA is our first commercial product and was approved by the FDA for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with RCC, following two or more prior systemic therapies. We continue to develop tivozanib in immuno-oncology combinations in RCC and other indications, and we have other investigational programs in clinical development.
FOTIVDA is an oral, next-generation VEGFR TKI. The FDA approval of FOTIVDA is based on our pivotal Phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, Nexavar® (sorafenib), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, which we refer to as the TIVO-3 trial. The approval is also supported by three additional trials in RCC and includes safety data from over 1,000 clinical trial subjects.
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. We commercialize FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals. The field sales force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. To date, we believe we have been very successful in securing payor coverage. Furthermore, the NCCN Guidelines® recommend FOTIVDA as a subsequent therapy for patients with relapsed or refractory advanced RCC with clear cell histology who received two or more prior systemic therapies.
Restrictions related to the ongoing COVID-19 pandemic have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. Notwithstanding these challenges, as of December 31, 2021, prescriptions for FOTIVDA and product revenues have increased quarter over quarter since the beginning of our commercial launch. We aim to continue to deliver quarter over quarter net revenue and underlying prescription demand growth as we continue to execute on our commercial strategy to support the adoption of FOTIVDA in appropriate patients.

We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States. We estimate that the current U.S. market for relapsed or refractory advanced RCC therapy is more than $1.7 billion, including $1.3 billion in the second line and $480.0 million in the third and fourth lines. As the TIVO-3 trial is the first positive Phase 3 clinical trial in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies as well as the first Phase 3 clinical trial in RCC to investigate a predefined subpopulation of patients who received prior immunotherapy, a predominant standard of care for earlier lines of therapy, we believe that FOTIVDA could become a standard of care in the United States in the third and fourth line relapsed or refractory advanced setting. Further, we intend to pursue opportunities in the second line relapsed or refractory advanced RCC setting. We and our collaboration partners are developing tivozanib with ICIs and in combination with a HIF2α inhibitor to support tivozanib's potential utility in this earlier line of RCC therapy.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we and our collaboration partners are developing tivozanib in additional cancer indications with significant unmet medical needs including, HCC, and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with ICIs. In addition, we are evaluating tivozanib as a monotherapy in ovarian cancer and CCA. We and our collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and IST agreements or our CRADA with NCI-SOP.

We are also seeking to advance our pipeline of four wholly owned IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353. We aim to leverage our existing collaborations and partnerships and enter into new strategic collaborations and partnerships to continue to advance each of our product candidates.
Recent Developments

On March 8, 2022, we entered into a Loan Amendment with Hercules, or the 2022 Loan Amendment. The 2022 Loan Amendment, among other things, makes the $5.0 million Tranche Four funding available upon achieving $30.0 million in trailing three-month net product revenues from sales of FOTIVDA by no later than December 15, 2022, instead of being available at the discretion of the Lenders by no later than June 30, 2022. Please see “Part II, Item 9b. Other Information — 2022 Amendment to 2020 Credit Facility” of this Annual Report for a further discussion of the 2022 Loan Amendment.
Financial Overview
We do not have a history of generating operating profits and, as of December 31, 2021, we had an accumulated deficit of $674.5 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets.

We may require substantial additional funding to continue to advance our pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” of this Annual Report for a further discussion of our funding requirements.
Revenue
Prior to the commercial launch of FOTIVDA in March 2021, our revenues were historically generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA.
On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of the payments that we receive upon the sales of FOTIVDA and any future products, to the extent any are successfully commercialized, and license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships. If we or our collaboration partners fail to complete the development of our product candidates in a timely manner or to obtain or maintain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

We anticipate that research and development expenses will increase in 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of RCC patients who have progressed following one or two lines of prior immunotherapy, one of which must include an ICI, the manufacturing of ficlatuzumab clinical drug supply for a potential registrational clinical trial in HPV negative R/M HNSCC patients that we plan to initiate in the first half of 2023, a Phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the second half of 2022 and the related manufacturing of AV-380 clinical drug supply, and co-funding pursuant to the NiKang Agreement for a Phase 2 clinical trial to evaluate tivozanib in combination with NKT2152 in ccRCC patients who have not responded to or relapsed from prior therapies. These increases in 2022 will be partially offset by lower costs, principally related to the TIVO-3 Trial that closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be in the range of $60.0 million to $70.0 million in 2022 in support of our existing pipeline plans. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
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

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will increase in 2022, principally reflective of a full year of commercialization following the launch of FOTIVDA on March 22, 2021. We anticipate that selling, general and administrative expenses will be approximately $70.0 million, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses.
Interest Expense, Net
Interest expense consists of interest, amortization of debt discount and amortization of deferred financing costs associated with our loans payable, and is shown net of interest income, which consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.
Income Taxes
We generated tax losses for the years ended December 31, 2021 and 2020, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit during the years ended December 31, 2021 and 2020.
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
Revenue Recognition
Prior to the commercial launch of FOTIVDA in March 2021, our revenues had historically been generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements generally contain multiple promised goods and services, which may include (i) licenses, or options to obtain licenses, to our technology, (ii) research and development activities to be performed on behalf of the collaborative partner, and (iii) in certain cases, services in connection with the manufacturing of preclinical and clinical material. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales.
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
The following table summarizes the total revenues earned in the years ended December 31, 2021, 2020, and 2019, respectively, by partner (in thousands). Refer to Note 4 “Collaborations and License Agreements” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K regarding specific details of these collaboration and license arrangements.

	Years Ended December 31,
	2021	2020	2019
FOTIVDA U.S. product revenue, net	$38,874	$—	$—
Partnership revenue - KKC	—	2,800	25,000
Partnership revenue - EUSA	3,421	3,219	3,795
Total revenues	$42,295	$6,019	$28,795

Accrued Expenses and Accrued Clinical Trial Costs and Contract Research Liabilities
As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to CMOs in conjunction with the production of commercial and clinical drug supplies and to CROs in connection with our clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including CMOs and CROs, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we under or overestimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our operations in the period such change becomes known.
Our arrangements with CROs in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2021, 2020, and 2019, we had arrangements with multiple CROs whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
With respect to financial reporting periods presented in this Annual Report on Form 10-K, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs.
Results of Operations
Comparison of Years Ended December 31, 2021, 2020 and 2019
Revenues (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
FOTIVDA U.S. product revenue, net	$38,874	$—	$—	$38,874	100%	$—	100%
Partnership revenue - KKC	—	2,800	25,000	(2,800)	(100)%	(22,200)	(89)%
Partnership revenue - EUSA	3,421	3,219	3,795	202	6%	(576)	(15)%
Total revenues	$42,295	$6,019	$28,795	$36,276	603%	$(22,776)	(79)%

Our total revenues increased by $36.3 million, or 603%, to $42.3 million in the year ended December 31, 2021 from $6.0 million in the same period in 2020, principally due to the commencement of sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

Our total revenues decreased by $22.8 million, or 79%, to $6.0 million in the year ended December 31, 2020 from $28.8 million in the same period in 2019, principally due to payments earned pursuant to the amendment to the KKC Agreement for KKC’s repurchase of the non-oncology rights to tivozanib in our territory, including the $25.0 million upfront payment earned in 2019 offset by a $2.8 million development milestone earned in 2020, as well as a $0.6 million decrease in revenues from EUSA.

Partnership revenues from KKC decreased by $2.8 million, or 100%, in the year ended December 31, 2021, compared to the same period in 2020 and decreased by $22.2 million, or 89%, in the year ended December 31, 2020, compared to the same period in 2019. On August 2, 2020, we earned a $2.8 million development milestone payment from KKC for the acceptance of KKC’s IND for a non-oncology formulation of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan. In the third quarter of 2020, we recognized this $2.8 million development milestone as revenue in accordance with ASC 606. No milestones were earned in the year ended December 31, 2021.

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
Partnership revenues from EUSA increased by $0.2 million, or 6%, in the year ended December 31, 2021 as compared to the same period in 2020, and decreased by $0.6 million, or 15%, in the year ended December 31, 2020, from the same period in 2019.
FOTIVDA U. S. Product Revenue, Net (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Gross product revenue	$45,668	$—	$—	$45,668	100%	$—	—%
Discounts and allowances	(6,794)	—	—	(6,794)	100%	—	—%
Product revenue, net	$38,874	$—	$—	$38,874	100%	$—	—%
We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.
We anticipate FOTIVDA net product revenues will be in the range of $100.0 million to $110.0 million in 2022.
Cost of Products Sold (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Cost of products sold	$4,737	$—	$—	$4,737	100%	$—	—%
Gross margin %	88%	—%	—%	88%	100%	—%	—%

We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to KKC on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for FOTIVDA. We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development costs, which favorably impacted our gross margin. We anticipate that gross margins will continue to be in the mid-to-high 80th percentile in 2022.

Research and Development Expenses (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Tivozanib	$16,277	$17,435	$12,148	$(1,158)	(7)%	$5,287	44%
AV-380 Program in Cachexia	4,024	2,550	3,379	1,474	58	(829)	(25)
Ficlatuzumab	3,663	1,187	1,143	2,476	209	44	4
Overhead	2,334	1,507	1,288	827	55	219	17
Total research and development expenses	$26,298	$22,679	$17,958	$3,619	16%	$4,721	26%
Our total research and development expenses increased by $3.6 million, or 16%, to $26.3 million in the year ended December 31, 2021 from $22.7 million in the same period in 2020.
Our total research and development expenses increased by $4.7 million, or 26%, to $22.7 million in the year ended December 31,2020 from $18.0 million in the same period in 2019.
Tivozanib expenses decreased by $1.2 million, or 7%, in the year ended December 31, 2021 as compared to the same period in 2020, principally related to $10.2 million in total decreases for costs incurred in the year ended December 31, 2020 that were not incurred in the same period in 2021, including (i) $2.3 million in connection with the completion and review support for the tivozanib NDA for relapsed or refractory advanced RCC following two or more prior systemic therapies, (ii) the corresponding $2.9 million application user fee pursuant to the Prescription Drug User Fee Act that was due upon the filing of the tivozanib NDA on March 31, 2020, (iii) $1.7 million in connection with drug substance manufacturing prior to marketing approval of tivozanib and (iv) $3.3 million in connection with lower expenses for the TIVO-3 trial that was closed in the second half of 2021 following FDA approval of FOTIVDA on March 10, 2021. These decreases were partially offset by $8.7 million in total increases for costs incurred in the year ended December 31, 2021 that were not incurred in the same period in 2020, including (i) $6.1 million in connection with start-up activities for the TiNivo-2 Trial that was initiated in the first quarter of 2021, (ii) $2.1 million in connection with the medical affairs function in support of the commercial launch of FOTIVDA and (iii) $0.5 million in consulting and other fees.
Tivozanib expenses increased by $5.3 million, or 44%, in the year ended December 31, 2020 as compared to 2019. The $5.3 million increase was principally due to increases totaling $7.4 million, including: (i) $3.4 million related to the tivozanib NDA for RCC, including $0.5 million related to the completion of the NDA submission and ongoing support of the FDA’s review of the NDA and the $2.9 million application user fee pursuant to the PDUFA that was due upon the filing of the tivozanib NDA on March 31, 2020, (ii) $0.6 million related to the DEDUCTIVE trial that was initiated in September 2019, net of cost sharing with AstraZeneca, and (iii) $3.4 million in commercial launch-readiness initiatives incurred in 2020 that were not incurred in 2019, including $1.7 million related to the conduct of certain post-commercial launch drug supply manufacturing, $1.3 million related to the buildout of our medical affairs function and $0.4 million related to other commercial-launch readiness initiatives.
These increases were partially offset by decreases totaling $2.3 million, principally including: (i) $1.8 million related to lower expenses in connection with the TIVO-3 and TiNivo trials that were nearing completion and (ii) $0.5 million related to fluctuations in the year-to-year sublicense fees due to KKC in connection with a milestone we earned under our EUSA Agreement in 2019 that was not earned in 2020.
AV-380 expenses increased by $1.5 million, or 58%, in the year ended December 31, 2021 as compared to the same period in 2020, principally due to the conduct of the Phase 1 clinical trial of AV-380 in healthy subjects that was initiated in the first quarter of 2021 and the commencement of related clinical drug supply manufacturing, partially offset by a decrease in preclinical development costs incurred in the year ended December 31, 2020 that were not incurred in the same period in 2021.

AV-380 expenses decreased by $0.8 million, or 16%, in the year ended December 31, 2020 as compared to the same period in 2019, principally due to the $2.3 million time-based milestone obligation due to St. Vincent’s under our license agreement with St. Vincent’s, in the first quarter of 2019 that was not incurred in 2020, partially offset by an increase of $1.5 million related to pre-clinical development costs incurred in 2020 that were not incurred in 2019.

Ficlatuzumab expenses increased by $2.5 million, or 209%, in the year ended December 31, 2021 as compared to the same period in 2020, principally related to the commencement of certain manufacturing activities in 2021 in support of planned clinical drug supply manufacturing in 2022 for a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with HPV negative R/M HNSCC patients in the first half of 2023, partially offset by costs incurred in the first quarter of 2020 that were not incurred in 2021 in connection with the discontinued CyFi-2 trial, net of cost sharing with Biodesix.

Ficlatuzumab expenses were flat in 2020 as compared to 2019. In March 2020, we decided to discontinue the CyFi-2 trial due to the urgent shift in priorities among clinical trial sites towards efforts to combat the COVID-19 pandemic, which had impacted the trial enrollment timeline and the feasibility of completing the study within the shelf-life of the then available ficlatuzumab clinical trial drug supply.

We anticipate that research and development expenses will increase in 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of advanced refractory RCC, the manufacturing of ficlatuzumab clinical drug supply for a potential registrational clinical trial in HPV negative R/M HNSCC patients that we plan to initiate in the first half of 2023, a Phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the second half of 2022 and the related manufacturing of AV-380 clinical drug supply, and co-funding pursuant to the NiKang Agreement for a Phase 2 clinical trial to evaluate tivozanib in combination with NKT2152 in ccRCC patients who have not responded to or relapsed from prior therapies. These increases in 2022 will be partially offset by lower costs, principally related to the TIVO-3 Trial that was closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be in the range of $60.0 million to $70.0 million in 2022 in support of our existing pipeline plans. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
Selling, General and Administrative Expenses (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Selling, general and administrative expenses	$60,814	$22,217	$11,211	$38,597	174%	$11,006	98%
Selling, general and administrative expenses increased by $38.6 million, or 174%, to $60.8 million in the year ended December 31, 2021 from $22.2 million in the same period in 2020. The $38.6 million increase principally included: (i) $30.4 million in commercial launch initiatives incurred in the year ended December 31, 2021 that were not incurred in the same period in 2020, including $18.0 million in connection with compensation and recruiting costs related to the growth in our commercial infrastructure, including the hiring of the sales force, and $12.4 million in connection with external commercial-launch activities in marketing, market access and commercial operations, (ii) $4.2 million in other professional fees and (iii) $4.0 million in other compensation-related costs.

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
We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will increase in 2022, principally reflective of a full year of commercialization following the launch of FOTIVDA on March 22, 2021. We anticipate that selling, general and administrative expenses will be approximately $70.0 million, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses.

Change in Fair Value of Expired PIPE Warrant Liability (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Change in fair value of expired PIPE Warrant liability	$199	$4,898	11,577	$(4,699)	(96%)	$(6,679)	(58)%
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

In the year ended December 31, 2021, we recorded an approximate non-cash gain of $0.2 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021.

In the year ended December 31, 2020, we recorded an approximate non-cash gain of $4.9 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from a lower stock price of $5.77 on December 31, 2020 compared to the stock price of $6.20 on December 31, 2019, a decrease in our stock volatility rate and a shorter remaining term as the PIPE Warrants approach expiration in May 2021.
In the year ended December 31, 2019, we recorded an approximate non-cash gain of $11.6 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that principally resulted from a lower stock price of $6.20 on December 31, 2019 compared to the stock price of $16.00 on December 31, 2018.

Interest Expense, net (in thousands)

	Years Ended December 31,			2021 / 2020 Comparison		2020 / 2019 Comparison
	2021	2020	2019	$	%	$	%
Interest expense, net	$(4,045)	$(1,605)	$(1,815)	$(2,440)	152%	$210	(12%)
Interest expense, net increased by $2.4 million, or 152%, in the year ended December 31, 2021, as compared to the same period in 2020, principally due to higher loan balances under the 2020 Loan Amendment and 2021 Loan Amendment, as defined below, that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021. respectively. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.
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
We anticipate that interest expense, net will increase in 2022 due to the $40.0 million loan balance as of December 31, 2021 and the extended interest-only period through March 2023 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules.

Contractual Obligations and Commitments

Hercules Loan Facility

On August 7, 2020, we entered into the 2020 Loan Amendment with Hercules. The 2020 Loan Amendment provided us with the 2020 Loan Facility, an additional term loan of up to $35.0 million in four tranches to be used to refinance outstanding loans under the 2017 Loan Agreement and for general working capital purposes through the commercial launch of FOTIVDA, subject to certain terms and conditions. The 2020 Loan Facility includes (i) $15.0 million in initial funding upon execution of the 2020 Loan Amendment to retire the outstanding balance of approximately $9.7 million under the 2017 Loan Agreement and to provide approximately $5.3 million in new loan funding, and (ii) up to $20.0 million in additional loan funding following FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, within certain time frames and subject to certain terms and conditions.

On February 1, 2021, we entered into the 2021 Loan Amendment with Hercules. The 2021 Loan Amendment increases the 2020 Loan Facility from up to $35.0 million to up to $45.0 million upon FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, increasing the amount of Tranche Two funding for Performance Milestone I for FDA approval of FOTIVDA from $10.0 million to $20.0 million, thereby increasing the total amount of unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million following FDA approval of FOTIVDA and our net product revenues from sales of FOTIVDA, within certain time frames and subject to certain terms and conditions. On March 8, 2022, we entered into a Loan Amendment with Hercules, or the 2022 Loan Amendment. The 2022 Loan Amendment makes the $5.0 million Tranche Four funding available upon achieving $30.0 million in trailing three-month net product revenues from sales of FOTIVDA by no later than December 15, 2022, instead of being available at the discretion of the Lenders by no later than June 30, 2022. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Hercules Loan Facility” below, as well as Note 6, “—Hercules Loan Facility” of the Notes to our consolidated financial statements, each included elsewhere in this Annual Report on Form 10-K.

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

Winter Street Lease

On March 5, 2020, we entered into a sublease agreement for office space located at 30 Winter Street in Boston, Massachusetts, or the Winter Street Sublease. Under the terms of the Winter Street Sublease, we leased 10,158 square feet of office space for $47.00 per square foot, or approximately $0.5 million per year in base rent subject to certain operating expenses, taxes and annual base rent increases of approximately 3%. On November 17, 2021, we amended the Winter Street Sublease to reduce the square feet of office space from 10,158 square feet to 6,465 square feet. The amended Winter Street Sublease provided that (i) the security deposit of $0.3 million would be applied toward the remaining base rent payable to landlord to satisfy in full the base rent obligations through the expiration date of November 29, 2022 and (ii) the landlord would make renovations to improve the space. The term of the amended Winter Street Sublease remained the same and will continue through November 29, 2022.

Other Funding Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials. We have contracts with CROs for our DEDUCTIVE and TiNivo-2 trials, as well as our Phase 1b clinical trial of AV-380 in cancer patients. These contracts generally provide for termination on notice with no early termination fees. We also have a contract with a CMO for the manufacture tivozanib (FOTIVDA®) in the United States, which includes minimum annual purchase requirements in the range of $0.5 million to $1.4 million through 2028. In addition, we have a contract with a second CMO for the manufacture of clinical drug supply for ficlatuzumab and AV-380, for which we have manufacturing commitments in 2022 in the aggregate amount of approximately $9.0 million. Additionally, we have license fee obligations of up to $2.0 million due to a former CMO for ficlatuzumab drug manufacturing.
Liquidity and Capital Resources
We have financed our operations to date primarily through private placements and public offerings of our common stock, license fees, milestone, royalty payments and research and development funding from strategic partners, loan proceeds and sales revenues of our first commercial product FOTIVDA in the United States. As of December 31, 2021 we had cash, cash equivalents and marketable securities of approximately $87.3 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity. Currently, our funds are invested in a United States government money market fund.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(57,257)	$(37,983)	$(2,919)
Net cash (used in) provided by investing activities	(16,866)	17,704	(17,917)
Net cash provided by financing activities	82,904	52,255	26,194
Net increase in cash and cash equivalents	$8,781	$31,976	$5,358
Our operating activities used cash of $57.3 million, $38.0 million and $2.9 million in the years ended December 31, 2021, 2020 and 2019, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.
Our investing activities used cash of $16.9 million and $17.9 million in the years ended December 31, 2021 and 2019, respectively, and provided cash of $17.7 million in the year ended December 31, 2020, principally due to net changes in the purchases and maturities of marketable securities.
Our financing activities provided cash of $82.9 million, $52.3 million and $26.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. In the year ended December 31, 2021, we raised approximately $83.1 million in funding, including approximately $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $24.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants. In July 2021, we paid approximately $0.8 million in an end-of-term loan payment pursuant to the December 2017 Loan Amendment with Hercules.
In the year ended December 31, 2020, we raised approximately $52.2 million, including approximately $47.7 million in net proceeds from the sale of approximately 9.7 million shares of our common stock in an underwritten public offering in June 2020 and approximately $5.1 million in new loan funding pursuant to the 2020 Loan Amendment with Hercules, net of transaction costs, and paid approximately $6.5 million in principal payments pursuant to our then December 2017 Loan Agreement with Hercules.

In 2019, we raised approximately $30.3 million in net proceeds from the issuance of our common stock, including $7.5 million in net proceeds from the sale of approximately 1.3 million shares of our common stock pursuant to the SVB Leerink Sales Agreement in February 2019 and approximately $22.8 million in net proceeds from the sale of approximately 2.2 million shares of our common stock and warrants to purchase an aggregate of 2.5 million shares of our common stock in an underwritten public offering in April 2019, offset in part by approximately $4.1 million in debt-related payments pursuant to our First Loan Agreement, including approximately $3.8 million in total principal payments during the period from August 2019 through December 2019 and a $0.3 million end-of-term fee in December 2019.
Hercules Loan Facility ($45 Million Loan Facility - $5 Million Committed Funding Remaining)
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
The remaining $20.0 million of term loans is available to us under the 2020 Loan Facility subject to, among other terms and conditions, the achievement of the following milestones: (i) Tranche Two in the initial amount of $10.0 million was available through June 30, 2021 upon achieving Performance Milestone I for FDA approval of FOTIVDA, (ii) the third tranche, or Tranche Three, in the amount of $5.0 million, was initially available from July 1, 2021 through January 31, 2022 if we were to achieve $20.0 million in net product revenues from sales of FOTIVDA, following FDA approval, by no later than December 31, 2021, or Performance Milestone II, and (iii) the fourth tranche, or Tranche Four, in the amount of $5.0 million, was initially available through June 30, 2022 upon the achievement of both Performance Milestone I and Performance Milestone II, and upon Hercules consent to the advancement of Tranche Four.
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity of the loans from July 1, 2021 until September 1, 2023, which is extendable to September 1, 2024 upon our option if the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending December 31, 2021, which period may be extended through September 30, 2022 provided we achieved Performance Milestone I, and further extendable through March 31, 2023 if the Tranche Three funding has occurred, and (iii) revising the interest rate to the greater of 9.65% and an amount equal to 9.65% plus the prime rate minus 3.25% (subject to a 15% cap). Principal payments were initially scheduled to commence on October 1, 2021, at the earliest, as described above. The interest rate as of December 31, 2021 was 9.65%.
Pursuant to the terms of the 2020 Loan Facility, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the 2020 Loan Facility, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of (i) 6.95% of the aggregate amount of loan funding received under the Loan Agreement on the earlier of the maturity of the loans or the date on which we prepay the outstanding loan balance in full, and (ii) an approximate $0.8 million payment due on the earlier of July 1, 2021 or the date on which we prepay the outstanding loan balance in full. This payment was made on July 1, 2021.
The 2020 Loan Facility includes (i) a financial covenant that we maintain minimum unrestricted cash positions of $10.0 million through the date the Second Tranche funding is received, $15.0 million through the date the Third Tranche funding is received and $10.0 million thereafter through the maturity of the Loan Agreement, and (ii) an operating covenant that we achieve greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a six-month trailing period, as defined and measured on a monthly basis, commencing upon the earlier to occur of (x) the Third Tranche funding and (y) the month of April 2022. The 2020 Loan Facility also includes various other affirmative and negative covenants, including covenants to deliver certain financial reports; to maintain insurance coverage; and to refrain from transferring assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and suffering a change in control, in each case subject to certain exceptions.
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
On December 22, 2021, we completed the $5.0 million drawdown of Tranche Three funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone II upon the achievement of $35.0 million in net product revenues from sales of FOTIVDA. The achievement of Performance Milestone II extended the interest-only period by six months from September 30, 2022 to March 31, 2023, extended the loan maturity by one year from September 1, 2023 to September 1, 2024 and decreased the amount of unrestricted cash required for us to satisfy the minimum financial covenant from $15.0 million to $10.0 million thereafter through the maturity of the Loan Agreement.
As of December 31, 2021, the total principal balance was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. As of December 31, 2021, $5.0 million remains available to us in committed funding under the 2020 Loan Facility for Tranche Four funding that was at our election and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.0 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was due and paid on July 1, 2021.
On March 8, 2022, we entered into the 2022 Loan Amendment. The 2022 Loan Amendment (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, (ii) added a cash waiver, at our election, in the event our actual net product revenues from our sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that our unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June 30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
Obligations under the 2020 Loan Facility are secured by substantially all of our assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by us, including failure by us to pay amounts under the 2020 Loan Facility when due; breach or default in the performance of any covenant under the 2020 Loan Facility by us, subject to certain cure periods; our insolvency and certain other bankruptcy proceedings involving us; our default of obligations involving indebtedness in excess of $0.5 million; and the occurrence of an event or circumstance that would have a material adverse effect upon our business.

We have determined that the risk of subjective acceleration under the material adverse events clause included in the 2020 Loan Facility is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of December 31, 2021, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the 2020 Loan Facility. We do not believe that there has been a material adverse change as defined in the 2020 Loan Facility.
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
Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)
In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50.0 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of December 31, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
Universal Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of December 31, 2021, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.
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
In March 2021, the Offering Warrants exercisable for 247,391 shares of common stock had been exercised, for approximately $3.1 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 Offering Warrants expired and no shares of our common stock were issued via automatic cashless exercises of unexercised Offering Warrants on the date of expiration as the $12.50 exercise price was greater than our closing stock price of $7.01 on April 8, 2021.
Expired Offering Warrants from May 2016 Private Placement – Expiration Date of May 16, 2021
In May 2016, we entered into a securities purchase agreement with a select group of qualified institutional buyers, institutional accredited investors and accredited investors pursuant to which we sold 1,764,242 units, at a price of $9.65 per unit, for gross proceeds of approximately $17.0 million. Each unit consisted of one share of our common stock and a PIPE Warrant to purchase one share of our common stock. The PIPE Warrants had an exercise price of $10.00 per share and expired five years from the date of issuance on May 16, 2021. Certain of our directors and executive officers purchased an aggregate of 54,402 units in this offering at the same price as the other investors. The net offering proceeds to us were approximately $15.4 million after deducting placement agent fees and other offering expenses payable by us. PIPE Warrants exercisable for 80,309 shares of common stock had been exercised for approximately $0.8 million in cash proceeds and all of the 1,683,933 PIPE Warrants that remained outstanding on May 16, 2021 expired.

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

On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. Absent the realization of sufficient revenues from product sales to support our cost structure, we may never attain or sustain profitability. We may require substantial additional funding to continue to advance our pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.

During the year ended December 31, 2021, we received an aggregate of approximately $116.6 million in funding, including approximately $58.2 million in equity funding, approximately $24.9 million in net loan funding from Hercules, approximately $31.7 million in cash receipts from the product sales of FOTIVDA in the United States and approximately $1.8 million in partnership cost sharing payments.

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

The approximate $24.9 million in net loan funding from Hercules included $25.0 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment upon FDA approval of FOTIVDA and upon achievement of $35.0 million in net product revenues from sales of FOTIVDA, net of payments of approximately $0.1 million in transaction costs related to the 2021 Loan Amendment.
We believe that our $87.3 million in cash, cash equivalents and marketable securities as of December 31, 2021, along with net product revenues from product sales of FOTIVDA in the United States, would enable us to maintain our current operations for more than 12 months following the filing of this Annual Report on Form 10-K.
In 2022, we anticipate FOTIVDA net product revenues will be in the range of $100.0 million to $110.0 million. In 2022, we anticipate that research and development expenses will be in the range of $60.0 million to $70.0 million and selling, general and administrative expenses will be approximately $70.0 million, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses. We anticipate that gross margins will continue to be in the mid-to-high 80th percentile in 2022.
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
•the absence of any breach, acceleration event or event of default under our 2020 Loan Facility, or under any other agreements with third parties;
•the cost and outcome of any legal actions against us;
•the timing, receipt and amount of sales of, or royalties on, tivozanib and our future products, if any; and
•general economic, industry and market conditions.
We may require substantial additional funding to continue to advance our pipeline of clinical and preclinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestone specified in the 2020 Loan Facility that would allow us to access the remaining $5.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical and preclinical stage assets, whether on terms that are acceptable to us, or at all or if we were to default under the 2020 Loan

Facility, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:
•delay, limit, reduce or terminate our clinical trials, preclinical studies or other development activities for one or more of our product candidates; and/or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 7A.

ITEM 8.	Financial Statements and Supplementary Data
AVEO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AVEO Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated” financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product discounts and allowances
Description of the Matter	As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenues at its net sales price, which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances. The calculation of reserves for chargebacks and rebates involves subjective management assumptions. Reserves for product sales discounts and allowances, which include reserves for customer chargebacks and rebates, totaled $2.4 million and were recorded as reductions to trade receivables or accrued expenses as of December 31, 2021, depending on the nature of the contract and the related settlement.

Auditing the Company’s measurement of reserves for customer chargebacks and rebates was complex and judgmental because the estimates involve subjective management assumptions about product arrangements and the end users of the drug at the time of distribution. The reductions to gross product revenue are sensitive to changes in these assumptions. As FOTIVDA is the Company’s first commercial product, the Company does not have the historical experience to make those estimates and relies on industry data and any known trends in making this estimate.
How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the identified risks related to the Company’s process for recording the reserves for customer chargebacks and rebates. For example, we tested controls over management’s review of the various customer chargeback and rebate calculations, the significant assumptions about the percentage of discounts applied, and the completeness and accuracy of the data used in the calculation and estimates.

To test the Company's reserves for customer chargebacks and rebates, our audit procedures included, among others, assessing the methodologies used to determine the reserves and testing the significant assumptions discussed above, including the underlying data used in developing the significant assumptions. We evaluated management’s significant assumptions by (i) comparing the assumptions used to calculate the reserves to external data (ii) testing contracted rates and payment data, (iii) evaluating the sensitivity of the estimated discounts and allowances calculations based on changes in the significant assumptions, (iv) comparing the actual results to previous estimates, and (v) assessing information subsequent to the balance sheet date to determine whether there were any new information that would require adjustment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Boston, Massachusetts
March 14, 2022

AVEO PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except par value amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$70,542	$61,761
Marketable securities	16,784	—
Trade receivables, net	9,811	—
Partnership receivables	1,790	1,197
Inventory	1,656	—
Clinical trial retainers	1,181	355
Other prepaid expenses and other current assets	2,972	2,195
Total current assets	104,736	65,508
Property and equipment, net	276	343
Operating lease right-of-use asset	178	903
Other assets	151	158
Total assets	$105,341	$66,912
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,712	$3,380
Accrued clinical trial costs and contract research	5,046	4,550
Accrued compensation and benefits	4,963	3,082
Other accrued liabilities	5,421	1,381
Operating lease liability	11	369
Loans payable, net of discount	—	1,056
Deferred revenue	578	1,974
Deferred research and development reimbursements	—	164
PIPE Warrant liability	—	199
Other liabilities (Note 6)	—	790
Total current liabilities	18,731	16,945
Loans payable, net of current portion and discount	37,960	12,716
Deferred revenue, non-current	—	578
Operating lease liability, non-current	—	336
Other liabilities, non-current (Note 6)	2,780	1,043
Total liabilities	59,471	31,618
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at each of December 31, 2021 and December 31, 2020	—	—
Common stock, $.001 par value: 50,000 shares authorized at December 31, 2021 and December 31, 2020; 34,475 shares issued and outstanding at December 31, 2021 and 26,883 issued and outstanding at December 31, 2020	34	27
Additional paid-in capital	720,386	656,472
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(674,547)	(621,205)
Total stockholders’ equity	45,870	35,294
Total liabilities and stockholders’ equity	$105,341	$66,912
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
FOTIVDA U.S. product revenue, net	$38,874	$—	$—
Partnership licensing and royalty revenue	3,421	6,019	28,795
	42,295	6,019	28,795
Operating expenses:
Cost of products sold	4,737	—	—
Research and development	26,298	22,679	17,958
Selling, general and administrative	60,814	22,217	11,211
	91,849	44,896	29,169
Loss from operations	(49,554)	(38,877)	(374)
Other income (expense), net:
Interest expense, net	(4,045)	(1,605)	(1,815)
Change in fair value of PIPE Warrant liability	199	4,898	11,577
Other income	58	—	—
	(3,788)	3,293	9,762
Net income (loss)	$(53,342)	$(35,584)	$9,388

Basic net income (loss) per share
Net income (loss) per share	$(1.63)	$(1.66)	$0.61
Weighted average number of common shares outstanding	32,661	21,402	15,331

Diluted net income (loss) per share
Net income (loss) per share	$(1.63)	$(1.66)	$0.61
Weighted average number of diluted shares outstanding	32,661	21,402	15,376

See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(53,342)	$(35,584)	$9,388
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(3)	—	(1)
Comprehensive income (loss)	$(53,345)	$(35,584)	$9,387
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2018	12,648	$13	$567,768	$1	$(595,009)	$(27,227)
Issuance of common stock and warrants in a public offering, excluding to related parties (net of issuance costs of $2.2 million)	1,739	2	17,765	—	—	17,767
Issuance of common stock and warrants in a public offering, to related parties	435	—	5,000	—	—	5,000
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,251	1	7,511	—	—	7,512
Stock-based compensation expense related to equity- classified awards	—	—	2,358	—	—	2,358
Exercise of stock options	8	—	49	—	—	49
Change in unrealized gain (loss) on investments	—	—	—	(1)	—	(1)
Net income	—	—	—	—	9,388	9,388
Balance at December 31, 2019	16,081	$16	$600,451	$—	$(585,621)	$14,846
Issuance of common stock in a public offering, excluding to related parties (net of issuance costs of $3.4 million)	5,221	5	24,074	—	—	24,079
Issuance of common stock in a public offering, to related parties	4,504	5	23,639	—	—	23,644
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.2 million)	1,070	1	5,916	—	—	5,917
Stock-based compensation expense related to equity- classified awards	—	—	2,355	—	—	2,355
Exercise of stock options	1	—	5	—	—	5
Issuance of common stock under employee stock purchase plan	6	—	32	—	—	32
Net loss	—	—	—	—	(35,584)	(35,584)
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.5 million)	6,900	7	51,711	—	—	51,718
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Issuance of common stock under employee stock purchase plan	112	—	577	—	—	577
Exercise of stock options	2		15			15
Stock-based compensation expense related to equity-classified awards	—	—	5,142	—	—	5,142
Unrealized gain or (loss) on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(53,342)	(53,342)
Balance at December 31, 2021	34,475	$34	$720,386	$(3)	$(674,547)	$45,870
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(53,342)	$(35,584)	$9,388
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	21	—
Stock-based compensation	5,142	2,355	2,358
Non-cash interest expense	1,010	469	567
Non-cash change in fair value of PIPE Warrant liability	(199)	(4,898)	(11,577)
Amortization of premium and discount on investments	78	(106)	(44)
Changes in operating assets and liabilities:
Trade receivables, net	(9,811)	—	—
Partnership receivables	(593)	433	1,395
Inventory	(1,656)	—	—
Prepaid expenses and other current assets	(1,603)	(1,326)	(742)
Operating lease right-of-use asset	832	(1,060)	—
Other non-current assets	(100)	—	—
Accounts payable	(667)	1,914	(2,033)
Accrued clinical trial costs and contract research	496	(1,130)	(574)
Accrued compensation and benefits	1,881	1,798	238
Other accrued liabilities	4,040	329	(600)
Operating lease liability	(358)	369	—
Deferred revenue	(1,974)	(1,974)	(934)
Deferred research and development reimbursements	(164)	71	(361)
Operating lease liability, non-current	(336)	336	—
Net cash used in operating activities	(57,257)	(37,983)	(2,919)
Investing activities
Purchases of marketable securities	(28,166)	(36,133)	(17,917)
Proceeds from maturities and sales of marketable securities	11,300	54,200	—
Purchases of property and equipment	—	(363)	—
Net cash (used in) provided by investing activities	(16,866)	17,704	(17,917)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	55,095	29,996	25,279
Proceeds from issuance of common stock and warrants to related parties	—	23,644	5,000
Proceeds from warrant exercises	3,092	—	—
Proceeds from issuance of stock for stock-based compensation arrangements	592	38	49
Proceeds from issuance of loan payable	25,000	5,329	—
Payment on principal of loan payable (Note 6)	—	(6,497)	(3,834)
Payment of loan maturity fees (Note 6)	(790)	—	(300)
Payment of debt issuance costs	(85)	(255)	—
Net cash provided by financing activities	82,904	52,255	26,194
Net increase in cash and cash equivalents	8,781	31,976	5,358
Cash and cash equivalents at beginning of period	61,761	29,785	24,427
Cash and cash equivalents at end of period	$70,542	$61,761	$29,785
Supplemental cash flow information
Cash paid for interest	$2,888	$1,337	$1,971
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$1,225	$—
See accompanying notes.

AVEO Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
December 31, 2021
(1) Organization
AVEO Pharmaceuticals, Inc. (the “Company”) is a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. The Company currently markets FOTIVDA® (tivozanib) in the United States. FOTIVDA is the Company's first commercial product and was approved by the U.S. Food and Drug Administration ("FDA") for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced renal cell carcinoma (“RCC”) following two or more prior systemic therapies. The Company continues to develop tivozanib in immuno-oncology combinations in RCC and other indications, and the Company has other investigational programs in clinical development.
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. The Company commercializes FOTIVDA in the United States through the support of approximately 65 field-based employees, which includes approximately 50 oncology sales professionals. The field sales force is supported by the AVEO ACE Patient Support program, which is an extensive patient and healthcare provider support program designed to optimize patient access and help patients navigate their treatment journey. To date, the Company believes it has been very successful in securing payor coverage. Furthermore, the NCCN Clinical Practices Guidelines in Oncology ("NCCN Guidelines") recommended FOTIVDA as a subsequent therapy for patients with relapsed or refractory advanced RCC with clear cell histology who received two or more prior systemic therapies.

Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company and its collaboration partners are is developing tivozanib in additional cancer indications with significant unmet medical needs including, hepatocellular carcinoma (“HCC”), and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with immune checkpoint inhibitors ("ICIs"). In addition, the Company is evaluating tivozanib as a monotherapy in ovarian cancer and cholangiocarcinoma ("CCA"). The Company and the Company's collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial ("IST") agreements or the Company's Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute’s Surgical Oncology Program ("NCI-SOP").
The Company is also seeking to advance its pipeline of four wholly owned immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353. The Company aims to leverage its existing collaborations and partnerships and enter into new strategic collaborations and partnerships to continue to advance each of its product candidates.
As used throughout these consolidated financial statements, the terms “AVEO,” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.
Liquidity and Going Concern
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2021, the Company has financed its operations primarily through private placements and public offerings of its common stock, license fees, milestone payments and research and development funding from strategic partners, FOTIVDA commercial sales receipts and debt facilities. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, commercializing FOTIVDA, protecting its intellectual property and general and administrative functions relating to these operations.
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
The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $674.5 million as of December 31, 2021. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical and preclinical stage assets. The Company may require substantial additional funding to continue to advance its pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.
As of March 14, 2022, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $87.3 million as of December 31, 2021, along with net product revenues from product sales of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Annual Report on Form 10-K.
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
(2) Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.
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
Product Sales Discounts and Allowances
The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables (if the amount is deductible by the Customer from payments to the Company) or a current liability (if the amount is payable by the Company to a third party or Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as FOTIVDA is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.
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
The following table summarizes net product revenues for FOTIVDA in the United States earned in the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Years Ended December 31,
	2021	2020	2019
Product revenues:
Gross product revenues	$45,668	$—	$—
Discounts and allowances	(6,794)	—	—
Net product revenues	$38,874	$—	$—
The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by any Customer who individually accounted for 10% or more of total product revenues earned in the years ended December 31, 2021, 2020 and 2019, respectively:

	Years Ended December 31,
	2021	2020	2019
OncoMed Specialty, LLC (Onco360)	22%	—	—
Affiliates of McKesson Corporation	42%	—	—
Affiliates of AmerisourceBergen Corporation	27%	—	—
Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the year ended December 31, 2021 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2020	$—	$—	$—
Provision related to sales made in:
Current period	4,196	2,598	6,794
Prior periods	—	—	—
Payments and customer credits issued	(3,003)	(1,428)	(4,431)
Balance at December 31, 2021	$1,193	$1,170	$2,363

The allowances for chargebacks, discounts for prompt payment and other allowances are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in other current accrued liabilities in the accompanying Consolidated Balance Sheets.
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
The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP are determined at contract inception and are not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining SSP for performance obligations requires significant judgment. In developing SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates SSP for performance obligations by evaluating whether changes in the key assumptions used to determine SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

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

The following table summarizes the total collaboration revenues earned in the years ended December 31, 2021, 2020 and 2019, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Years Ended December 31,
	2021	2020	2019
EUSA	$3,421	$3,219	$3,795
KKC	—	2,800	25,000
Total	$3,421	$6,019	$28,795
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
Cost of Products Sold
Cost of products sold is related to the Company's product revenues for FOTIVDA and consists primarily of tiered royalty payments the Company is required to pay to Kyowa Kirin Co. (“KKC”) on all net sales of tivozanib in the Company’s North American territory, which range from the low to mid-teens as a percentage of net sales. Refer to Note 4, “Collaborations and License Agreements” regarding specific details. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s products. The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory, but were expensed as research and development costs. In 2021, the Company conducted resupply manufacturing of tivozanib in connection with upcoming drug expirations beginning in the fourth quarter of 2022. As of December 31, 2021, the Company capitalized approximately $1.7 million of manufacturing costs as Inventory on the Consolidated Balance Sheet, all of which was classified as work in process.
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
The Company recorded a non-cash gain of approximately $0.2 million in the year ended December 31, 2021, in its Statement of Operations attributable to the decrease in fair value of the warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021.
The Company recorded a non-cash gain of approximately $3.1 million in the year ended December 31, 2020, in its Statement of Operations attributable to the decreases in the fair value of the warrant liability that resulted from changes in the Company’s stock price as of December 31, 2020 relative to prior periods, decreases in the Company’s stock volatility rate and a shorter remaining term as the PIPE Warrants approached their expiration in May 2021. No PIPE Warrants were exercised during the years ended December 31, 2021 and 2020.
The following table rolls forward the fair value of the Company’s PIPE Warrant liability, the fair value of which is determined by using Level 3 inputs for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Fair value at December 31, 2018	$16,674
Decrease in fair value	(11,577)
Fair value at December 31, 2019	$5,097
Decrease in fair value	(4,898)
Fair value at December 31, 2020	$199
Decrease in fair value	(199)
Fair value at December 31, 2021	$—
The key assumptions used to value the PIPE Warrants were as follows:

	Issuance	December 31, 2018	December 31, 2019	December 31, 2020
Expected price volatility	76.25%	82.64%	133.07%	56.79%
Expected term (in years)	5.00	2.5	1.5	0.50
Risk-free interest rates	1.22%	2.47%	1.59%	0.09%
Stock price	$8.90	$16.00	$6.20	$5.77
Dividend yield	—	—	—	—
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
The Company did not have any restricted cash balances at December 31, 2021.
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
Below is a summary of cash, cash equivalents and marketable securities at December 31, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Cash and cash equivalents:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	70,542	—	—	70,542

Marketable securities:
Corporate debt securities due within 1 year	$16,787	$—	$(3)	$16,784
Total marketable securities	16,787	—	(3)	16,784
Total cash, cash equivalents and marketable securities	$87,329	$—	$(3)	$87,326

December 31, 2020
Cash and cash equivalents:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
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
The Company’s trade receivables, net, includes amounts billed to Customers for product sales of FOTIVDA. The Customers are a limited group of specialty pharmacies and specialty distributors, and accordingly, the Company considers the risk of potential credit losses to be low.
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
As of December 31, 2021, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the year ended December 31, 2021, the Company did not have any transfers of financial assets between Levels 1 and 2.
As of December 31, 2021, the Company did not have any financial liabilities recorded at fair value.
The loan payable (discussed in Note 6), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of December 31, 2021, the carrying value was approximately $38.0 million.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	$70,542	$—	$—	$70,542
Marketable securities:
Corporate debt securities due within 1 year	$—	$16,784	$—	$16,784
Total marketable securities	$—	$16,784	$—	$16,784
Total cash, cash equivalents and marketable securities	$70,542	$16,784	$—	$87,326

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$61,761	$—	$—	$61,761
Total cash, cash equivalents and marketable securities	$61,761	$—	$—	$61,761
Financial liabilities carried at fair value:
Total PIPE Warrant liability	$—	$—	$199	$199

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
For the years ended December 31, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants until the expirations of the Offering Warrants on April 8, 2021 and the PIPE Warrants on May 16, 2021 would be anti-dilutive.
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
The following table summarizes the computation of basic and diluted net loss per share for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Basic and diluted net income (loss) attributable to common stockholders	$(53,342)	$(35,584)	$9,388

Weighted-average shares of common stock outstanding	32,661	21,402	15,331

Dilutive securities:
Incremental common shares issuable upon the exercise of dilutive stock options	—	—	45
Weighted-average number of common shares outstanding and dilutive share equivalents outstanding	32,661	21,402	15,376
Basic net income (loss) per share	$(1.63)	$(1.66)	$0.61
Diluted net income (loss) per share	$(1.63)	$(1.66)	$0.61
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	Outstanding at December 31,
	2021	2020	2019
Stock options outstanding	3,156	1,797	1,168
Offering Warrants outstanding (warrants expired April 8, 2021)	—	2,500	2,500
PIPE Warrants outstanding (warrants expired May 16, 2021)	—	1,684	1,684
Total	3,156	5,981	5,352
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
Awards that vest as the recipient provides service are expensed on a straight-line basis over the requisite service period. The Company uses the Black-Scholes option pricing model to value stock option awards without market conditions, which requires the Company to make certain assumptions regarding the expected volatility of its common stock price, the expected term of the option grants, the risk-free interest rate and the dividend yield with respect to its common stock. The Company calculates volatility using its historical stock price data. Due to the lack of the Company’s own historical data, the Company elected to use the “simplified” method for “plain vanilla” options to estimate the expected term of the Company’s stock option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate used for each grant is based on the United States Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The Company utilizes a dividend yield of zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.
The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the years ended December 31, 2021, 2020 and 2019, the Company recorded the following stock-based compensation expense (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$1,218	$499	$662
Selling, general and administrative	3,924	1,856	1,696
Total	$5,142	$2,355	$2,358

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
Segment and Geographic Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of December 31, 2021, 2020 and 2019, the Company has no net assets located outside of the United States.
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
Accrued Clinical Trial Costs and Contract Research Liabilities
During each of the years ended December 31, 2021, 2020 and 2019, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
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
(4) Collaborations and License Agreements
Collaboration Agreement
AstraZeneca
In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized Phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally.
The Company is accounting for the joint development activities under the AstraZeneca Agreement as a joint risk-sharing collaboration in accordance with ASC 808 because both the Company and AstraZeneca are active participants in the oversight of the DEDUCTIVE trial via their participation on a joint steering committee and are exposed to significant risk and rewards in connection with the activity based on their obligation to share in the costs. AstraZeneca does not meet the definition of a “Customer,” thus the joint development activities under the AstraZeneca Agreement are not accounted for under ASC 606.
Payments from AstraZeneca with respect to its share of the external costs for the DEDUCTIVE trial incurred by the Company pursuant to a joint development plan are recorded as a reduction in research and development expenses due to the joint risk-sharing nature of the activities that is not representative of a vendor-customer relationship.

The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.9 million, $1.1 million, and $0.5 million in the years ended December 31, 2021, 2020 and 2019, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.8 million as of December 31, 2021.
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
The Company is entitled to receive milestone payments of $2.0 million per country upon reimbursement approval for RCC, if any, in each of France, Germany, Italy, Spain and the United Kingdom (collectively, the “EU5”). The Company is also entitled to receive an additional $2.0 million for the grant of marketing approval for RCC, if any, in three of the licensed countries outside of the EU, as mutually agreed by the parties, of which approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020. In February 2018, November 2018 and February 2019, EUSA obtained reimbursement approval from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain, respectively, for the first-line treatment of RCC. Accordingly, the Company earned a $2.0 million milestone payment with respect to reimbursement approval in the United Kingdom that was received in March 2018, a $2.0 million milestone payment with respect to reimbursement approval in Germany that was received in December 2018 and a $2.0 million milestone payment with respect to reimbursement approval in Spain that was received in May 2019. The Company is also eligible to receive a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval, if any, for tivozanib for the treatment of each of up to three additional indications and $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, as well as potentially up to $335.0 million upon EUSA’s achievement of certain sales thresholds. The Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor any research and development reimbursement payments were earned in the years ended December 31, 2021 and 2020.
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
In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain, as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional EUSA licensed territories. The Company recognized royalty revenue of approximately $1.4 million, $1.2 million and $0.9 million in the years ended December 31, 2021, 2020 and 2019, respectively.
The Company recognized total revenues under the EUSA Agreement of approximately $3.4 million, $3.2 million and $3.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $0.6 million in total deferred revenue that is expected to continue to be recognized as collaboration and licensing revenue over the duration of the Company’s performance period, currently estimated through April 2022.

The following table summarizes the revenues earned in connection with the EUSA Agreement under ASC 606 for the years ended December 31, 2021, 2020 and 2019 (in thousands):

		Years Ended December 31,
Revenue Type	Date Achieved	2021	2020	2019
Collaboration and Licensing Revenue:
Amounts in contract liabilities at the beginning of the period:
Upfront payment	December 2015	$395	$395	$395
R&D payment - EMA approval in RCC	August 2017	631	631	631
Milestone - UK reimbursement approval	February 2018	316	316	316
Milestone - German reimbursement approval	November 2018	316	316	316
Milestone - Spanish reimbursement approval	February 2019	316	316	1,276
		$1,974	$1,974	$2,934
Partnership Royalties		1,447	1,245	861
Total		$3,421	$3,219	$3,795

The following table summarizes changes in the Company’s accounts receivable and contract liabilities (deferred revenue) in connection with the EUSA Agreement for the year ended December 31, 2021 (in thousands):

Contract Assets				Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance December 31, 2021
Partnership receivables				$392	$1,447	$(1,079)	$760

				Deferred Revenue
Contract Liabilities	Transaction Price	Date Achieved	Date Paid	Beginning Balance January 1, 2021	Additions	Deductions	Ending Balance December 31, 2021
Amounts in contract liabilities at the beginning of the period:
Upfront payment	$2,500	December 2015	December 2015	$512	$—	$395	$117
R&D payment - EMA approval in RCC	4,000	August 2017	September 2017	817	—	631	186
Milestone - UK reimbursement approval	2,000	February 2018	March 2018	408	—	316	92
Milestone - German reimbursement approval	2,000	November 2018	December 2018	407	—	316	91
Milestone - Spanish reimbursement approval	2,000	February 2019	May 2019	408	—	316	92
Total	$12,500			$2,552	$—	$1,974	$578
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

In order to sublicense certain necessary intellectual property rights to Novartis in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of December 31, 2021, the Company is required to make future milestone payments, up to an aggregate total of $14.4 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2022, the Company paid.a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2022. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.

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
The Company is also required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of 12 years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. On

March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. In the years ended December 31, 2021, the Company recognized approximately $4.7 million in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.
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
August 1, 2019 Amendment to the KKC Agreement
In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for United States approval of tivozanib, the Company earned and received a $2.8 million development milestone payment in August 2020 pursuant to the amendment to the KKC Agreement upon the acceptance of KKC’s investigational new drug, or IND, application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan on August 2, 2020. KKC is also required to make remaining milestone payments to the Company of up to an aggregate of $387.9 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the year ended December 31, 2021. During the year ended December 31, 2020, the Company received a $2.8 million development milestone payment.
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
The Company evaluated the amendment to the KKC Agreement under ASC 606 and determined that KKC met the definition of a “Customer” as the Company considers the licensing or sale of intellectual property rights to be an output of the Company’s ordinary activities and is central to the operations of the Company. The Company determined that the amendment to the KKC Agreement contained a single performance obligation related to the Company’s transfer of rights to non-oncology intellectual property and know-how to KKC, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. In addition, the Company determined that the $25.0 million non-refundable upfront payment received from KKC in September 2019 constituted the amount of the consideration to be included in the transaction price and attributed this amount to the Company’s single performance obligation. The Company satisfied this performance obligation during the third quarter of 2019. Accordingly, the Company recognized the $25.0 million in consideration as revenue in the third quarter of 2019. The Company concluded the performance obligation was satisfied at a point in time because any know-how or clinical data generated from the Company’s ongoing oncology development of tivozanib would not benefit KKC’s non-oncology development of tivozanib.
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
(5) Other Accrued Liabilities
Other accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
FOTIVDA U.S. Product Royalties	2,011	—
FOTIVDA Federal Rebates, Customer Credits and Co-Pay Assistance	1,170	—
Professional Fees	1,107	1,061
Other	1,133	320
Total	5,421	1,381
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
The remainder of the loan amount is available to the Company, at its option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche in the initial amount of $10.0 million (“Tranche Two”) was available through June 30, 2021 upon achieving FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”) was initially available from July 1, 2021 through January 31, 2022 assuming the Company was to achieve $20.0 million in net product revenues from sales of FOTIVDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million (“Tranche Four”) was initially available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021 at the earliest, as described above. The interest rate as of December 31, 2021 was 9.65%.
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
The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company was also required to achieve greater than or equal to 75% of its forecasted net product revenues from its sales of tivozanib over a six month trailing period, as defined and measured on a monthly basis, effective upon the earlier of receiving Third Tranche funding and the month of April 2022.
On February 1, 2021, the Company entered into the second amendment to the 2017 Loan Agreement (the “2021 Loan Amendment”), which increased the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, (i) increasing Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, thereby increasing the total amount of then unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million, (ii) increasing the amount of net product revenues from sales of FOTIVDA required to achieve Performance Milestone II from $20.0 million to $35.0 million and changing the deadline for achieving Performance Milestone II from December 31, 2021 to April 1, 2022 and (iii) increasing the amount of the financial covenant for the maintenance of an unrestricted cash position from at least $10.0 million to at least $15.0 million from the date the Tranche Two funding is received until the date the Tranche Three funding is received and at least $10.0 million thereafter through the maturity of the Loan Agreement. In connection with the 2021 Loan Amendment, the Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount.
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
On December 22, 2021, the Company completed the $5.0 million drawdown of Tranche Three funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone II upon the achievement of $35.0 million in net product revenues from sales of FOTIVDA. The achievement of Performance Milestone II extended the interest-only period by six months from September 30, 2022 to March 31, 2023, extended the loan maturity by one year from September 1, 2023 to September 1, 2024 and decreased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant from $15.0 million to $10.0 million thereafter through the maturity of the Loan Agreement.

As of December 31, 2021, the total principal balance was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the 2020 Loan Facility, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. As of December 31, 2021, $5.0 million remains available to the Company in committed funding under the 2020 Loan Facility, in Tranche Four funding that was at our election and subject to the consent of Hercules. The unamortized discount to be recognized over the remainder of the loan period was approximately $2.0 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively. Per the 2017 Loan Agreement, the end-of-term payment of approximately $0.8 million was paid on July 1, 2021, as scheduled.
On March 8, 2022, the Company entered into the 2022 Loan Amendment. The 2022 Loan Amendment (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of the Company's forecasted net product revenues from its sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, (ii) added a cash waiver, at the Company's election, in the event its actual net product revenues from its sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that the Company's unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June 30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
The 2020 Loan Facility is secured by substantially all of the Company’s assets, excluding intellectual property. The 2020 Loan Facility provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the 2020 Loan Amendment when due; breach or default in the performance of any covenant under the 2020 Loan Amendment by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of December 31, 2021, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the 2020 Loan Amendment.
The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments under the loans payable outstanding as of December 31, 2021 are as follows (in thousands):

Year Ending December 31:	Amount
2022	$3,885
2023	22,528
2024	24,406
$50,819
Less amount representing interest	(8,039)
Less unamortized discount	(2,040)
Less deferred charges	(2,780)
Less loans payable current, net of discount	—
Loans payable, net of current portion and discount	$37,960
(7) Common Stock
As of December 31, 2021, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 34,474,710 shares were issued and outstanding.
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
Universal Shelf Registration Statement
On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of December 31, 2021, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.
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
The reverse stock split affected all issued and outstanding shares of the Company’s common stock, as well as the number of authorized shares of the Company’s common stock and the number of shares of common stock available for issuance under the Company’s equity incentive plans. The reverse stock split reduced the number of shares of the Company’s issued and outstanding common stock from approximately 160.8 million to approximately 16.1 million. In addition, the reverse stock split effected a reduction in the number of shares of the Company’s common stock issuable upon the exercise of stock options and warrants outstanding immediately prior to the reverse stock split, with a proportional increase in the respective exercise prices. The reverse stock split proportionately reduced the number of authorized shares of the Company’s common stock from 500.0 million shares to 50.0 million. The reverse stock split did not change the par value of the Company’s common stock or the authorized number of shares of the Company’s preferred stock. All share and per share amounts give effect to the reverse stock split on a retroactive basis.
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
Public Offering – April 2019
In April 2019, the Company completed an underwritten public offering of 2,173,913 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock (“the 2019 Offering Warrants”), including warrants to purchase an aggregate of 326,086 shares of its common stock sold pursuant to the underwriter’s partial exercise of its overallotment option, at the public offering price of $11.40 per share and $0.10 per warrant for gross proceeds of approximately $25.0 million. The 2019 Offering Warrants were immediately exercisable upon issuance at an exercise price of $12.50 per share, subject to adjustment in certain circumstances, and will expire two years from the date of issuance upon their scheduled expiration on April 8, 2021. Any 2019 Offering Warrants that have not been exercised for cash prior to their expiration shall be automatically exercised via cashless exercise on the expiration date. The shares and warrants were issued separately and are separately transferable. An entity affiliated with New Enterprise Associates purchased 434,782 shares and warrants to purchase an aggregate of 434,782 shares in this offering at the same public offering price per share as the other investors. At such time, entities affiliated with New Enterprise Associates (collectively) beneficially held more than 5% of the Company’s voting securities. The net offering proceeds to the Company were approximately $22.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As of December 31, 2020, 2019 Offering Warrants to purchase 2,500,000 shares of the Company’s common stock were outstanding. The Company determined the shares of common stock and the 2019 Offering Warrants represented freestanding financial instruments. In addition, the Company conducted an assessment of the classification of the Offering Warrants and, based on their terms, concluded the 2019 Offering Warrants are equity-classified. Accordingly, the net offering proceeds of $22.8 million have been recorded within stockholders’ equity (deficit).
In March 2021, 2019 Offering Warrants exercisable for 247,391 shares of common stock were exercised for approximately $3.1 million in cash proceeds. On April 8, 2021, all of the remaining 2,252,609 2019 Offering Warrants expired and no shares of the Company’s common stock were issued via automatic cashless exercises of unexercised 2019

Offering Warrants on the date of expiration as the $12.50 exercise price was greater than the Company’s closing stock price of $7.01 on April 8, 2021.
Sales Agreement with SVB Leerink
In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of December 31, 2021, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
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
Awards may be made under the 2019 Plan for up to the sum of (i) 4,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of December 31, 2021, there were 2,401,114 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.
The following table summarizes stock option activity during the year ended December 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,816,690	$11.04	7.53	$170,000
Granted	1,751,218	8.37
Exercised	(2,479)	5.97
Forfeited	(409,050)	11.87
Outstanding at December 31, 2021	3,156,379	$9.45	7.55	$5,720
Exercisable at December 31, 2021	1,357,101	$11.72	5.82	$1,907
The aggregate intrinsic value is based upon the Company’s closing stock price of $4.69 on December 31, 2021.
The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the years ended December 31, 2021, 2020 and 2019:

Years Ended December 31,
	2021	2020	2019
Volatility factor	56.17% - 102.66%	94.37% - 102.48%	88.27% - 98.81%
Expected term (in years)	0.25 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	0.06% - 1.33%	0.31% - 1.67%	1.43% - 2.55%
Dividend yield	—	—	—
Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $6.49, $4.54 and $5.70 respectively.
As of December 31, 2021, there was $10.1 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.88 years. The intrinsic value of options exercised was a nominal amount in the years ended December 31, 2021, 2020 and 2019, respectively.
Employee Stock Purchase Plan
In February 2010, the board of directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”), as amended in March 2013 and in November 2017. In April 2021, the board of directors adopted an amendment to the 2010 ESPP Plan to increase the total number of shares reserved under the Plan by 500,000 shares, pursuant to which the Company may sell up to an aggregate of 576,400 shares of Common Stock. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 9, 2021. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. As of December 31, 2021, there were 412,403 shares available for future issuance under the ESPP.
Pursuant to the ESPP, the Company sold a total of 111,456 shares of common stock during the year ended December 31, 2021 at purchase prices of $4.38 and $4.40, which represents 85% of the closing price of the Company’s common stock on December 1, 2020 and December 14, 2021. The Company sold a total of 5,971 shares of common stock during the year ended December 31, 2020 at purchases prices of $6.46 and $4.57, which represents 85% of the closing price of the Company’s common stock on December 1, 2019 and November 30, 2020, respectively. The Company did not sell any shares of common stock pursuant to the ESPP during the year ended December 31, 2019. The total stock-based compensation expense recorded as a result of the ESPP was $0.3 million during the year ended December 31, 2021, and a nominal amount during the years ended 2020 and 2019, respectively.

(9) Commitments and Contingencies
Operating Leases
On March 5, 2020, the Company entered into the Winter Street Sublease to relocate the Company’s corporate headquarters previously located at One Broadway in Cambridge, Massachusetts for $47.00 per square foot, or approximately $0.5 million per year in base rent, subject to certain operating expenses, taxes and annual base rent increases of approximately 3%. On November 17, 2021, the Company amended the Winter Street Sublease to reduce the square feet of office space from 10,158 square feet to 6,465 square feet. The amended Winter Street Sublease provided that (i) the security deposit of $0.3 million would be applied toward the remaining base rent payable to the landlord to satisfy in full the base rent obligations through the expiration date of November 29, 2022 and (ii) the landlord would make renovations to improve the space. The amended Winter Street Sublease term remained the same and continues through November 29, 2022.
Previously, the Company leased office space under a month-to-month lease. Rent expense under the operating leases amounted to $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Manufacturing Commitments
The Company has entered into a contract with a clinical manufacturing organization (“CMO”) for the manufacture of tivozanib (FOTIVDA) in the United States, which includes minimum annual purchase requirements in the range of $0.5 million to $1.4 million through 2028. In addition, the Company has a contract with a second CMO for the manufacture of clinical drug supply for ficlatuzumab and AV-380, for which the Company has manufacturing commitments in 2022 in the aggregate amount of approximately $9.0 million. Additionally, the Company has license fee obligations of up to $2.0 million due to a former CMO for ficlatuzumab drug manufacturing.
Employment Agreements
On March 8, 2021, the Company adopted the Executive Severance and Change in Control Benefits Plan (the "Severance Benefits Plan") for certain of our employees, including each of our executive officers. The severance benefits provided in the Severance Benefits Plan supersede the separation benefits provided under the terms of any covered employee’s severance and change in control agreement and our Key Employee Change in Control Benefits Plan. Under the terms of the Severance Benefits Plan, if the executive’s employment is terminated without cause or if the executive terminates his employment for good reason, such executive will be entitled to receive severance equal to his or, her base salary, benefits and prorated bonuses for a period of time equal to 12 months or, for the chief executive officer base salary for a period of time equal to 12 months and a bonus amount subject to a specified calculation. In addition, if any covered employee’s employment is terminated by the Company without cause or by the employee for good reason on the date of or within 18 months following a change of control, such covered employee will be entitled to receive severance for a period of time ranging from 9 months to 24 months, depending upon the position of the covered employee.

(10) Income Taxes
The Company accounts for income taxes under the provisions of ASC 740. The Company recorded no tax provision for the years ended December 31, 2021 and 2020, respectively, due to generating taxable losses in all filing jurisdictions.
A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Income tax computed at federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.6%	6.7%	1.3%
Research and development credits	1.6%	1.5%	(4.2)%
PIPE Warrants	0.1%	2.9%	(25.9)%
Other permanent differences	(0.9)%	(0.5)%	1.8%
Other	(0.5)%	(1.1)%	5.7%
Change in valuation allowance	(24.9)%	(30.5)%	0.3%
Total	—%	—%	—%

With limited exceptions, the Company has incurred net operating losses from inception. At December 31, 2021 the Company had domestic federal, state, and United Kingdom (UK) net operating loss carryforwards of approximately $613.1 million, $508.4 million, and $6.0 million respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2022 and continue through 2037 and the state loss carryforwards begin to expire in 2030 and continue through 2041. The Company’s federal net operating losses include $110.5 million, which do not expire. The foreign net operating loss carryforwards in the UK does not expire. The Company also had federal and state research and development tax credit carryforwards of approximately $12.7 million and $4.3 million, respectively, available to reduce future tax liabilities and which expire at various dates. The federal credits expire beginning in 2023 through 2040 and the state credits expire beginning in 2022 through 2036. The net operating loss and research and development carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.
The Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL carryforwards	$160,833	$148,689
Research and development credits	16,088	15,271
Deferred revenue and R&D reimbursements	149	742
Other temporary differences	5,930	5,001
Total deferred tax assets:	183,000	169,703
Valuation allowance	(183,000)	(169,703)
Total	$—	$—
A full valuation allowance has been recorded in the accompanying consolidated financial statements to offset these deferred tax assets because the future realizability of such assets is uncertain. This determination is based primarily on the Company’s historical and expected future losses. The valuation allowance increased by $13.3 million and $10.9 million during the years ended December 31, 2021 and 2020, respectively, which was primarily due to the generation of net operating losses and tax credits.
The Company applies the provisions of ASC 740, Income Taxes, for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of the unrecognized tax benefits is to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2018 through 2021. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
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
The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.
The following is a reconciliation of the Company’s gross uncertain tax positions at December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Amount established upon adoption	$1,078	$1,200	$1,200
Additions for current year tax provisions	—	—	—
Additions for prior year tax provisions	—	—	—
Reductions of prior year tax provisions	(113)	(122)	—
Balance as of end of year	$965	$1,078	$1,200

(11) Employee Benefit Plan
In 2002, the Company established the AVEO Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. The Company makes matching contributions of 50% of the first 5% of employee contributions. The Company made matching contributions of $0.3 million, $0.1 million and $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.

(12) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
	(in thousands, expect per share data)
	(unaudited)
Revenues:
FOTIVDA U.S. product revenue, net*	$1,066	$6,735	$14,318	$16,755
Partnership licensing and royalty revenue	854	821	855	891
	1,920	7,556	15,173	17,646
Operating expenses:
Cost of products sold*	138	822	1,744	2,033
Research and development	5,797	6,878	7,502	6,121
Selling, general and administrative*	15,100	14,920	15,142	15,652
	21,035	22,620	24,388	23,806
Loss from operations	(19,115)	(15,064)	(9,215)	(6,160)
Other income (expense), net:
Interest expense, net	(611)	(1,128)	(1,153)	(1,153)
Change in fair value of PIPE Warrant liability	(2,396)	2,595	—	—
Other income	—	—	—	58
Other income (expense), net	(3,007)	1,467	(1,153)	(1,095)
Net income (loss)	$(22,122)	$(13,597)	$(10,368)	$(7,255)

Net loss per share - basic and diluted	$(0.81)	$(0.40)	$(0.30)	$(0.21)
Weighted average number of common shares outstanding	27,429	34,362	34,374	34,384

*FOTIVDA is the Company's first commercial product and was approved by the FDA for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, expect per share data)
	(unaudited)
Partnership licensing and royalty revenue	$784	$749	$3,600	$886
Operating expenses:
Research and development	7,826	4,419	5,860	4,574
Selling, general and administrative	3,672	3,737	5,800	9,008
	11,498	8,156	11,660	13,582
Loss from operations	(10,714)	(7,407)	(8,060)	(12,696)
Other income (expense), net:
Interest expense, net	(315)	(349)	(419)	(522)
Change in fair value of PIPE Warrant liability	2,648	450	86	1,714
Other income (expense), net	2,333	101	(333)	1,192
Net income (loss)	$(8,381)	$(7,306)	$(8,393)	$(11,504)

Net loss per share - basic and diluted	$(0.52)	$(0.42)	$(0.33)	$(0.44)
Weighted average number of common shares outstanding	16,081	17,364	25,808	26,252

(13) Legal Proceedings
As of the date of filing this Annual Report on Form 10-K, there are no material outstanding legal proceedings against the Company or its current officers or directors.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.
Internal Control Over Financial Reporting
(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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
(b) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AVEO Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AVEO Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AVEO Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 14, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2022

Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2021, we implemented certain internal controls in connection with our product sales of FOTIVDA upon the commercial launch in the United States on March 22, 2021. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the years ended December 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Executive Severance and Change in Control Benefits Plan

On March 8, 2021, our board of directors approved the adoption of an Executive Severance and Change in Control Benefits Plan, or the severance benefits plan, for certain of our employees, including each of our executive officers. The severance benefits plan supersedes any and all prior arrangements for the provision of severance benefits to covered employees that may have been in effect prior to March 8, 2021 with respect to any termination of employment that would result in the payment of benefits under the severance benefits plan, including the separation benefits provided under the terms of any covered employee’s severance and change in control agreement and our Key Employee Change in Control Benefits Plan.

Under the terms of the severance benefits plan, if the employment of any of our executive officers is terminated by us without cause, by reason of such executive officer’s disability, or by the executive officer for good reason, in any case prior to or more than 18 months following a change in control, each as defined in the plan, provided that the executive officer is not otherwise ineligible to receive severance benefits under the severance benefits plan and subject to the executive officer’s execution and nonrevocation of a general release of claims in our favor, we will (i) continue to pay the executive officer’s then-current base salary for a period of 12 months, (ii) make contributions to the cost of COBRA coverage on behalf of the officer and his or her applicable dependents for a period of up to 12 months and, (iii) in the case of our chief executive officer, pay, in a single lump-sum, an amount equal to our chief executive officer’s target bonus for the year in which our chief executive officer’s date of termination occurs, pro-rated to reflect the portion of the year during which our chief executive officer provided services to us.

Further, under the terms of the severance benefits plan, if any covered employee’s employment is terminated by us without cause or by the employee for good reason on the date of or within 18 months following a change in control, provided that the covered employee is not otherwise ineligible to receive severance benefits under the severance benefits plan and subject to the employee’s execution and nonrevocation of a general release of potential claims in our favor, we will (i) pay, in the case of our chief executive officer, an amount equal to the sum of 24 months’ of our chief executive officer’s then-current base salary (or his or her base salary in effective prior to the change in control, if greater), plus an amount equal to 150% of our chief executive officer’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), plus a pro rata portion of our chief executive officer’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), such amount to be paid in substantially equal installments over the course of 18 months, (ii) in the case of our other executive officers, an amount equal to the sum of 12 months’ of such executive officer’s then-current base salary, plus an amount equal to 100% of such executive officer’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), and a pro rata portion of such executive officer’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), such amount to be paid, in substantially equal installments over the course of 12 months, (iii) in the case any covered employee with the title of senior vice president or above (other than our chief executive officer and other executive officers), an amount equal to the sum of 12 months’ of such employee’s then-current base salary (or his or her base salary in effective prior to the change in control, if greater), plus an amount equal to 100% of such employee’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), plus a pro rata portion of such employee’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), such amount to be paid, in substantially equal installments over the course of 12 months and (iv) in the case of our other covered employees, an amount equal to the sum of nine months’ of such employee’s then-current base salary (or his or her base salary in effective prior to the change in control, if greater), plus an amount equal to 75% of such employee’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), and a pro rata portion of such employee’s target annual bonus for the year in which such termination occurs (or, if greater, his or her target annual bonus for the year in which the change in control occurs), such amount to be paid in substantially equal installments over the course of nine months. Each covered employee would also be entitled to receive (x) any earned but unpaid annual bonus for the most recently completed fiscal year, (y) contributions to the cost of COBRA coverage on behalf of the covered employee and his or her applicable dependents for a period of up to 18 months, in the case of our chief executive officer, 12 months in the case of any of our other executive officers and six months in the case of our other covered employees and (z) full vesting acceleration of any then-outstanding equity awards granted to the covered employee by us that vest based solely on the passage of time.

All contributions to the cost of COBRA coverage on behalf of a covered employee and his or her applicable dependents under the severance benefits plan shall be determined on the same basis as our contribution to company-provided health and dental insurance coverage in effect for an active employee with the same coverage elections, provided that if such contributions to the cost of COBRA coverage violate the nondiscrimination requirements of applicable law, the contributions shall not be made.

If the plan administrator of the severance benefits plan reasonably determines in good faith that a covered employee receiving benefits under the plan has failed to comply with the terms of the plan, including his continuing obligations under the release, we may require payment to us of any benefits described above that the covered employee has already received to the extent permitted by applicable law and any payments or benefits not yet received shall immediately be forfeited.

Our board of directors may amend, modify, or terminate the severance benefits plan at any time in its sole discretion. However, any amendment, modification or termination prior to a chance in control that adversely affects the rights of a covered employee must be unanimously approved by our board, including any independent directors and our chief executive officer. In addition, no amendment, modification or termination may affect the rights of a covered employee then receiving payments or benefits under the severance benefits plan without the consent of such person and no amendment, modification or termination made after a change in control may be effective for 18 months

2022 Amendment to 2020 Credit Facility

On March 8, 2022, we entered into the a Loan Amendment with Hercules (the “2022 Loan Amendment”). The 2022 Loan Amendment makes the $5.0 million Tranche Four funding available upon achieving $30.0 million in trailing three-month net product revenues from sales of FOTIVDA by no later than December 15, 2022, instead of being available at the discretion of the lenders by no later than June 30, 2022. The 2022 Loan Amendment makes certain other changes to the Loan Agreement, including, among other things, (i) increasing the minimum unrestricted cash position financial covenant from $10.0 million to $15.0 million, effective upon the earlier to occur of January 1, 2023 or such date on which the Tranche Four funding is received and continuing through the maturity of the Loan Agreement, (ii) decreasing the monthly forecasted net product revenues operating covenant from achievement of greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a 6-month trailing period, to achievement of greater than or equal to 65% of our forecasted net product revenues from our sales of tivozanib over a 6-month trailing period, effective beginning on the period ended June 2022, and (iii) waiving such monthly forecasted net product revenues operating covenant entirely if our unrestricted minimum cash position equals or exceed the total outstanding obligations under the Loan Agreement.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the sections entitled “Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports,” if applicable, appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found below.
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

The following table lists the positions, names and ages of our executive officers as of March 11, 2022:

Executive Officers

Michael P. Bailey	56	Chief Executive Officer, President and Director
Michael J. Ferraresso	48	Chief Commercial Officer
Erick J. Lucera	54	Chief Financial Officer
Jebediah Ledell	46	Chief Operating Officer
Michael P. Bailey was appointed President and Chief Executive Officer and a member of our board of directors in January 2015. Mr. Bailey joined our company in September 2010 as Chief Commercial Officer and was named Chief Business Officer in June 2013. Prior to joining our company, Mr. Bailey served as Senior Vice President, Business Development and Chief Commercial Officer at Synta Pharmaceuticals Corp., a biopharmaceutical company focused on research, development and commercialization of oncology medicines, from 2008 to September 2010. From 1999 to 2008, Mr. Bailey worked at ImClone Systems Incorporated, a biopharmaceutical company focused on the development and commercialization of treatments for cancer patients. During his nine-year tenure at ImClone, he was responsible for commercial aspects of the planning and launch of ERBITUX® (cetuximab) across multiple oncology indications, as well as new product planning for the ImClone development portfolio, which included CYRAMZA® (ramucirumab) and PORTRAZZA® (necitumumab). In addition, Mr. Bailey was a key member of the strategic leadership committees for ImClone and its North American and worldwide partnerships and led their commercial organization, most recently as Senior Vice President of Commercial Operations. Prior to his role at ImClone, Mr. Bailey managed the cardiovascular development portfolio at Genentech, Inc., a biotechnology company, from 1997 to 1999. Mr. Bailey started his career in the pharmaceutical industry as part of SmithKline Beecham’s Executive Marketing Development Program, where he held a variety of commercial roles from 1992 to 1997, including sales, strategic planning, and product management. Since July 2020, Mr. Bailey currently serves as a member of the board of directors and chair of the Governance Committee and serves on the audit and clinical committees of IMV Inc. Mr. Bailey received a B.S. in psychology from St. Lawrence University and an M.B.A. in international marketing from the Mendoza College of Business at University of Notre Dame.
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
Erick J. Lucera was appointed Chief Financial Officer in January 2020. From August 2016 to December 2019, Mr. Lucera served as Chief Financial Officer of Valeritas Holdings, Inc., a commercial-stage medical technology company. From May 2015 to August 2016, Mr. Lucera served as the Chief Financial Officer, Treasurer and Secretary of Viventia Bio Inc., a biotechnology company focused on developing targeted protein therapeutics for the treatment of cancer. From December 2012 to April 2015, Mr. Lucera served as Vice President, Corporate Development at Aratana Therapeutics, Inc., a veterinary biopharmaceutical company. Mr. Lucera also previously served as Vice President, Corporate Development at Sunshine Heart, Inc., a medical device manufacturer, from March 2012 to December 2012. Prior to his role at Sunshine Heart, Mr. Lucera also served as Vice President, Healthcare Analyst at Eaton Vance Management, a global asset management company from 2008 to 2011 and held various positions at Intrepid Capital Partners, Independence Investment Associates, LLC and Price Waterhouse & Co. from 1990 to 2008. Since October 2021, Mr. Lucera has served as a member of the board of directors, chairman of the audit committee and member of the compensation committee and nominating and corporate governance committee of Bone Biologics Corporation. Since August 2017, Mr. Lucera has served as a member of the board of directors and chairman of the audit committee of Beyond Air, Inc. Mr. Lucera holds a C.P.H. from Harvard University, an M.S. in finance from Boston College, an MBA from Indiana University, Bloomington, and a B.S. in accounting from the University of Delaware. Mr. Lucera currently holds a CFA designation.

Jebediah Ledell was appointed Chief Operating Officer in December 2021. From September 2019 to November 2021, Mr. Ledell served as Chief Operating Officer at Enzyvant Therapeutics, Inc., a biotechnology company. From April 2017 to April 2019, Mr. Ledell served as the Chief Operating Officer of Compass Therapeutics, Inc., a clinical-stage, oncology-focused biopharmaceutical company developing proprietary antibody-based therapeutics to treat multiple human diseases. Mr. Ledell also previously served as Chief Operating Officer at Horizon Discovery Group plc, a gene-editing company, from June 2014 to December 2017. Prior to his role at Horizon, Mr. Ledell held multiple technology, operations and development roles at Zalicus Inc. Mr. Ledell holds a B.S. in Chemical Engineering from Worcester Polytechnic Institute.

ITEM 11.	Executive Compensation
The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Executive and Director Compensation—Compensation Committee Interlocks and Insider Participation” and “Executive and Director Compensation—Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Schedules
Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits
The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary
None.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number

	Articles of Incorporation and Bylaws
3.1	Restated Certificate of Incorporation of the Registrant, as amended					X
3.2	Second Amended and Restated Bylaws of the Registrant	S-1/A	333-163778	02/08/2010	3.5

	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Stock Certificate evidencing the shares of common stock	10-K	001-34655	03/16/2020	4.1
4.2	Registration Rights Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.3
4.3	Warrant Agreement, dated July 16, 2018, by and among the Company and Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Warrant Agent	8-K	001-34655	07/16/2018	4.1
4.4	Form of Offering Warrant	8-K	001-34655	04/04/2019	4.1
4.5	Description of Registered Securities	10-K	001-34655	03/16/2020	4.5

	Material Contracts—Management Contracts and Compensatory Plans
10.1	Second Amended and Restated 2010 Stock Incentive Plan	8-K	001-34655	06/27/2017	99.1
10.2	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.6
10.3	Form of Nonqualified Stock Option Agreement under 2010 Stock Incentive Plan	S-1/A	333-163778	02/08/2010	10.7
10.4	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	001-34655	03/30/2012	10.8
10.5	2019 Equity Incentive Plan	DEF-14A	001-34655	04/30/2019	Appendix A
10.6	Amendment No.1 to 2019 Equity Incentive Plan	DEF-14A	001-34655	04/28/2020	Appendix A
10.7	Key Employee Change in Control Severance Benefits Plan	S-1	333-163778	12/16/2009	10.8
10.8	2010 Employee Stock Purchase Plan, as amended	S-1/A	333-163778	02/23/2010	10.17
10.9	Amendment No. 1 to 2010 Employee Stock Purchase Plan	8-K	001-34655	06/04/2013	99.2
10.10	Offer Letter by Registrant to Michael Bailey, dated as of January 6, 2015	10-Q	001-34655	05/07/2015	10.1
10.11	Severance Agreement, dated September 13, 2010, by and between the Registrant and Michael Bailey	10-Q	001-34655	11/05/2010	10.1
10.12	Letter Agreement regarding Retention Bonus Award and Severance Agreement, dated February 3, 2014, by and between the Company and Michael Bailey	10-K	001-34655	3/13/2014	10.22
10.13	Offer Letter by the Registrant to Michael Needle, dated January 8, 2015	10-Q	001-34655	05/07/2015	10.4
10.14	Severance and Change in Control Agreement, dated as of January 9, 2015, by and between the Registrant and Michael Needle	10-Q	001-34655	05/07/2015	10.2
10.15	Offer Letter by and between the Registrant and Erick Lucera, dated December 12, 2019	10-K	001-34655	03/16/2020	10.16
10.16	Severance and Change in Control Agreement, dated January 6, 2020, by and between the Registrant and Erick Lucera	10-K	001-34655	03/16/2020	10.17
10.17	Separation and Release of Claims Agreement, dated January 25, 2021, by and between the Registrant and Karuna Rubin	8-K	001-34655	01/29/2021	10.1
10.18	Termination, Separation and Release of Claims Agreement, dated August 27, 2021 by and between the Registrant and Michael Needle, M.D.	8-K	001-34655	08/27/2021	10.1
10.19	Offer Letter by the Registrant to Michael Ferraresso, dated April 8, 2021					X
10.20	Severance and Change in Control Agreement, dated March 10, 2021, by and between the Registrant and Michael Ferraresso					X
10.21	Offer Letter by the Registrant to Jebediah Ledell, dated November 12, 2021					X
10.22	Severance and Change in Control Agreement, dated December 1, 2021, by and between the Registrant and Jebediah Ledell					X
10.23	Executive Severance and Change in Control Plan					X

10.24	Form of Non-Competition and Non-Solicitation Agreement, dated March 8, 2022, by and between the Registrant and Each Executive Officer					X

	Material Contracts—Financing Agreements
10.25	Securities Purchase Agreement, dated May 13, 2016, by and among the Company and the Investors named therein	8-K	001-34655	05/13/2016	10.1
10.26	Form of Warrant to Purchase Common Stock	8-K	001-34655	05/13/2016	10.2
10.27	Amended and Restated Loan and Security Agreement, dated December 28, 2017, by and among the Registrant and the parties named therein.	8-K	001-34655	01/02/2018	10.1
10.28	First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 7, 2020, by and among the Registrant, Hercules Capital, Inc. and the other lenders named therein	10-Q	001-34655	08/10/2020	10.1
10.29	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 1, 2021, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.	8-K	001-34655	02/02/2021	10.1
10.30	Sales Agreement dated February 16, 2018, by and between the Company and Leerink Partners LLC	8-K	001-34655	02/16/2018	1.1
10.31	Amendment No.1 to the Sales Agreement dated November 9, 2020, by and between the Registrant and SVB Leerink LLC	S-3	333-249982	11/09/2020	1.3
10.32
Third Amendment to Amended and Restated Loan and Security Agreement, dated March 8, 2022, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.
						X

	Material Contracts—License and Strategic Partnership Agreements
10.33†	License Agreement, dated as of December 21, 2006, by and between the Registrant and Kirin Brewery Co. Ltd.	S-1	333-163778	12/16/2009	10.22
10.34††	Amendment to License Agreement, dated as of August 1, 2019, by and between the Registrant and Kyowa Kirin Co., Ltd.	8-K	001-34655	8/01/2019	10.1
10.35††	Option and License Agreement, dated as of March 18, 2009, by and between the Registrant and Biogen Idec International GmbH	10-K	001-34655	03/16/2021	10.27
10.36††	Amendment No. 1 to Option and License Agreement, dated as of March 18, 2014 by and between the Registrant and Biogen Idec MA Inc.	10-K	001-34655	03/16/2021	10.28
10.37†	Co-Development and Collaboration Agreement, dated as of April 9, 2014 by and between the Registrant and Biodesix Inc.	10-Q	001-34655	05/07/2014	10.2
10.38†	Amended and Restated License Agreement, dated August 13, 2015, by and between the Registrant and St. Vincent’s Hospital Sydney Limited	10-Q	001-34655	11/08/2021	10.2
10.39††	License Agreement, dated December 18, 2015, by and between the Registrant and EUSA Pharma (UK) Limited					X
10.40†	Collaboration and License Agreement, dated March 17, 2016, by and between the Registrant and CANbridge Life Sciences Ltd.	10-Q	001-34655	05/10/2016	10.1
10.41†	First Amendment, dated October 14, 2016, to Co-Development and Collaboration Agreement, dated April 9, 2014, by and between the Company and Biodesix, Inc.	10-Q	001-34655	11/04/2016	10.1
10.42††	Clinical Trial Collaboration and Supply Agreement, dated January 26, 2021, by and between the Registrant and Bristol-Myers Squibb Company	10-Q	001-34655	05/10/2021	10.2
10.43††	Amendment No. 1 to Clinical Trial Collaboration and Supply Agreement, dated March 23, 2021, by and between the Registrant and Bristol-Myers Squibb Company	10-Q	001-34655	05/10/2021	10.3

	Additional Exhibits
10.44	Memorandum of Understanding, dated December 26, 2017, by and among the Company and the parties named therein	8-K	001-34655	12/26/2017	10.1
10.45	Stipulation of Settlement, dated January 29, 2018, by and among the Company and the parties named therein	10-Q	001-34655	5/8/2018	10.2
10.46	Sublease, dated March 5, 2020, by and between the Registrant and Commonwealth Care Alliance, Inc.	10-Q	001-34655	4/30/2020	10.2
10.47	First Amendment to Sublease Agreement, dated November 17, 2021, by and between the Registrant and Commonwealth Care Alliance, Inc.					X
10.48	Revocable Temporary License Agreement, dated November 17, 2021, by and between the Registrant and Commonwealth Care Alliance, Inc.					X

21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	X
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

AVEO PHARMACEUTICALS, INC.

Date: March 14, 2022	By:	/s/ MICHAEL BAILEY
Michael Bailey
President & Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL BAILEY	President, Chief Executive Officer and Director	March 14, 2022
Michael Bailey	Principal Executive Officer

/s/ ERICK LUCERA	Chief Financial Officer	March 14, 2022
Erick Lucera	Principal Financial and Accounting Officer

/s/ KENNETH M. BATE	Director	March 14, 2022
Kenneth M. Bate

/s/ KEVIN J. CULLEN	Director	March 14, 2022
Kevin J. Cullen

/s/ CORINNE EPPERLY	Director	March 14, 2022
Corinne Epperly

/s/ ANTHONY B. EVNIN	Director	March 14, 2022
Anthony B. Evnin

/s/ GREGORY T. MAYES	Director	March 14, 2022
Gregory T. Mayes

/s/ SCARLETT SPRING	Director	March 14, 2022
Scarlett Spring