Form 10-Q
period 2022-03-31
AVEO PHARMACEUTICALS, INC.
filed 2022-05-05
CIK 1325879

DEFA14A: Additional proxy soliciting materials - definitive.fromPatent rights

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 2, 2022: 34,477,715

AVEO PHARMACEUTICALS, INC.

2

References to AVEO
Throughout this Form 10-Q, the words “we,” “us,” “our” and “AVEO”, except where the context requires otherwise, refer to AVEO Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of AVEO Pharmaceuticals, Inc.
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
Our actual results may differ materially from those indicated by these forward-looking statements as a result of various important factors. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Item 1A., “Risk Factors” of Part II of this report and in our U.S. Securities and Exchange Commission reports filed after this report.
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
The forward-looking statements included in this quarterly report represent our estimates as of the filing date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These
3

forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.
Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principle risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
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

•We rely on our licensee EUSA, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in the countries in the EUSA Licensed Territory and any failure by EUSA to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue from the EUSA Licensed Territory.
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

Part I.	Financial Information

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$73,846	$70,542
Marketable securities	5,192	16,784
Trade receivables, net	12,943	9,811
Partnership receivables	831	1,790
Inventory	1,694	1,656
Clinical trial retainers	734	1,181
Other prepaid expenses and other current assets	2,486	2,972
Total current assets	97,726	104,736
Property and equipment, net	259	276
Operating lease right-of-use asset	130	178
Other assets	100	151
Total assets	$98,215	$105,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,014	$2,712
Accrued clinical trial costs and contract research	6,772	5,046
Accrued compensation and benefits	3,469	4,963
Other accrued liabilities	7,041	5,421
Operating lease liability	8	11
Deferred revenue	—	578
Total current liabilities	20,304	18,731
Loans payable, net of discount	38,189	37,960
Other liabilities, non-current (Note 6)	2,780	2,780
Total liabilities	61,273	59,471
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at each of March 31, 2022 and December 31, 2021	—	—
Common stock, $.001 par value: 50,000 shares authorized at March 31, 2022 and December 31, 2021; 34,475 shares issued and outstanding at March 31, 2022 and December 31, 2021	34	34
Additional paid-in capital	721,653	720,386
Accumulated other comprehensive gain/(loss)	1	(3)
Accumulated deficit	(684,746)	(674,547)
Total stockholders’ equity	36,942	45,870
Total liabilities and stockholders’ equity	$98,215	$105,341
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
FOTIVDA U.S. product revenue, net	$20,086	$1,066
Partnership licensing and royalty revenue	834	854
	20,920	1,920
Operating expenses:
Cost of products sold	2,434	138
Research and development	10,160	5,797
Selling, general and administrative	17,337	15,100
	29,931	21,035
Loss from operations	(9,011)	(19,115)
Other income (expense), net:
Interest expense, net	(1,188)	(611)
Change in fair value of PIPE Warrant liability	—	(2,396)
	(1,188)	(3,007)
Net loss	$(10,199)	$(22,122)

Basic and diluted net loss per share
Net loss per share	$(0.30)	$(0.81)
Weighted average number of common shares outstanding	34,475	27,429

See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,199)	$(22,122)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	4	—
Comprehensive loss	$(10,195)	$(22,122)
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2021	34,475	$34	$720,386	$(3)	$(674,547)	$45,870
Stock-based compensation expense related to equity-classified awards	—	—	1,267	—	—	1,267
Unrealized gain on available-for-sale investments	—	—	—	4	—	4
Net loss	—	—	—	—	(10,199)	(10,199)
Balance at March 31, 2022	34,475	$34	$721,653	$1	$(684,746)	$36,942
See accompanying notes.
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

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(10,199)	$(22,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	17
Stock-based compensation	1,267	1,204
Non-cash interest expense	230	140
Non-cash change in fair value of PIPE Warrant liability	—	2,396
Amortization of premium and discount on investments	72	—
Changes in operating assets and liabilities:
Trade receivables, net	(3,132)	(1,144)
Partnership receivables	959	(225)
Inventory	(38)	—
Prepaid expenses and other current assets	933	468
Operating lease right-of-use asset	99	113
Other non-current assets	—	(100)
Accounts payable	302	583
Accrued clinical trial costs and contract research	1,726	735
Accrued compensation and benefits	(1,494)	(1,414)
Other accrued liabilities	1,620	1,674
Operating lease liability	(3)	(38)
Deferred revenue	(578)	(493)
Deferred research and development reimbursements	—	(52)
Operating lease liability, non-current	—	(76)
Net cash used in operating activities	(8,219)	(18,334)
Investing activities
Purchases of marketable securities	(2,992)	—
Proceeds from maturities and sales of marketable securities	14,515	—
Net cash provided by investing activities	11,523	—
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	54,980
Proceeds from warrant exercises	—	3,092
Proceeds from issuance of loan payable	—	20,000
Payment of debt issuance costs	—	(85)
Net cash provided by financing activities	—	77,987
Net increase in cash and cash equivalents	3,304	59,653
Cash and cash equivalents at beginning of period	70,542	61,761
Cash and cash equivalents at end of period	$73,846	$121,414
Supplemental cash flow information
Cash paid for interest	$937	$362
See accompanying notes.

AVEO Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. The Company markets and sells FOTIVDA in the United States through its commercial infrastructure.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company and its collaboration partners are continuing to develop tivozanib in RCC and in additional cancer indications with significant unmet medical needs including, hepatocellular carcinoma (“HCC”), and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with immune checkpoint inhibitors ("ICIs"). In addition, the Company is evaluating tivozanib as a monotherapy in ovarian cancer and cholangiocarcinoma ("CCA"). The Company and the Company's collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial ("IST") agreements or the Company's Cooperative Research and Development Agreement ("CRADA") with the National Cancer Institute’s Surgical Oncology Program ("NCI-SOP").
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
Liquidity and Going Concern
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2022, the Company has financed its operations primarily through private placements and public offerings of its common stock, license fees, milestone payments and research and development funding from strategic partners, FOTIVDA commercial sales receipts and debt facilities. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, commercializing FOTIVDA, protecting its intellectual property and general and administrative functions relating to these operations.

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
The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $684.7 million as of March 31, 2022. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical and preclinical stage assets. The Company may require substantial additional capital to continue to advance its pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.
As of May 5, 2022, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $79.0 million as of March 31, 2022, along with net product revenues from product sales of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.
Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties, including, without limitation, risks related to its ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities would be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional capital on a timely basis, it may be forced to significantly curtail, delay or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on the commercialization of its product.
(2) Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2021 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022.

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
The following table summarizes net product revenues for FOTIVDA in the United States earned in the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Product revenues:
Gross product revenues	$24,644	$1,256
Discounts and allowances	(4,558)	(190)
Net product revenues	$20,086	$1,066
The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by any Customer who individually accounted for 10% or more of total product revenues earned in the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Affiliates of McKesson Corporation	42%	33%
Affiliates of AmerisourceBergen Corporation	28%	23%
OncoMed Specialty, LLC (Onco360)	23%	31%
Affiliates of Cardinal Health Specialty	7%	13%
	100%	100%

Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the three months ended March 31, 2022 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2021	$1,193	$1,170	$2,363
Provision related to sales made in:
Current period	2,598	1,960	4,558
Prior periods	—	—	—
Payments and customer credits issued	(2,402)	(943)	(3,345)
Balance at March 31, 2022	$1,389	$2,187	$3,576
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
The following table summarizes the total collaboration revenues earned in the three months ended March 31, 2022 and 2021, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended March 31,
	2022	2021
EUSA	$834	$854
Total	$834	$854
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
Cost of Products Sold
Cost of products sold is related to the Company's product revenues for FOTIVDA and consists primarily of tiered royalty payments the Company is required to pay to Kyowa Kirin Co. (“KKC”) on all net sales of tivozanib in the Company’s North American territory, which range from the low to mid-teens as a percentage of net sales. Refer to Note 4, “Collaborations and License Agreements” regarding specific details. Cost of products sold also consists of shipping and other third-party logistics and distribution costs for the Company’s products. The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory, but were expensed as research and development costs. In 2021, the Company conducted resupply manufacturing of tivozanib in connection with upcoming drug expirations beginning in the fourth quarter of 2022. As of March 31, 2022, the Company capitalized approximately $1.7 million of manufacturing costs as Inventory on the Consolidated Balance Sheet, all of which was classified as work in process.
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
The Company did not have any restricted cash balances at March 31, 2022.
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
Below is a summary of cash, cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
Cash and cash equivalents:
Cash and money market funds	$73,846	$—	$—	$73,846
Total cash and cash equivalents	73,846	—	—	73,846

Marketable securities:
Government agency securities due within 1 year	$2,991	$1	$—	$2,992
Corporate debt securities due within 1 year	$2,200	$—	$—	$2,200
Total marketable securities	5,191	1	—	5,192
Total cash, cash equivalents and marketable securities	$79,037	$1	$—	$79,038

December 31, 2021
Cash and cash equivalents:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	70,542	—	—	70,542

Marketable securities:
Corporate debt securities due within 1 year	$16,787	$—	$(3)	$16,784
Total marketable securities	16,787	—	(3)	16,784
Total cash, cash equivalents and marketable securities	$87,329	$—	$(3)	$87,326

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
As of March 31, 2022, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a United States government money market fund and had financial assets based on Level 2 inputs consisting of high-grade debt securities, including commercial paper. During the three months ended March 31, 2022, the Company did not have any transfers of financial assets between Levels 1 and 2.
As of March 31, 2022, the Company did not have any financial liabilities recorded at fair value.
The loan payable (discussed in Note 6), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of March 31, 2022, the carrying value was approximately $38.2 million.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$73,846	$—	$—	$73,846
Total cash and cash equivalents	$73,846	$—	$—	$73,846
Marketable securities:
Government agency securities due within 1 year	$—	$2,992	$—	$2,992
Corporate debt securities due within 1 year	$—	$2,200	$—	$2,200
Total marketable securities	$—	$5,192	$—	$5,192
Total cash, cash equivalents and marketable securities	$73,846	$5,192	$—	$79,038

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	$70,542	$—	$—	$70,542
Marketable securities:
Corporate debt securities due within 1 year	$—	$16,784	$—	$16,784
Total marketable securities	$—	$16,784	$—	$16,784
Total cash, cash equivalents and marketable securities	$70,542	$16,784	$—	$87,326
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
For the three months ended March 31, 2022 and 2021, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants until the expirations of the Offering Warrants on April 8, 2021 and the PIPE Warrants on May 16, 2021 would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Outstanding at March 31,
	2022	2021
Stock options outstanding	5,266	3,068
Offering Warrants outstanding (warrants expired April 8, 2021)	—	2,253
PIPE Warrants outstanding (warrants expired May 16, 2021)	—	1,684
Total	5,266	7,005

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
The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three months ended March 31, 2022 and 2021, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$212	$355
Selling, general and administrative	1,055	849
Total	$1,267	$1,204

Income Taxes
The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of March 31, 2022, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2022. The Company maintains a full valuation allowance on all deferred tax assets.
Segment and Geographic Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of March 31, 2022 and 2021, the Company had no net assets located outside of the United States.
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
Accrued Clinical Trial Costs and Contract Research Liabilities
During each of the three months ended March 31, 2022 and 2021, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
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
The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million in each of the three months ended March 31, 2022 and 2021, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.5 million as of March 31, 2022.
Out-License Agreements

EUSA
In December 2015, the Company entered into a license agreement with EUSA (the “EUSA Agreement”), under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. In March of 2022, EUSA was acquired by Recordati, S.p.A ("Recordati"). As a result of the acquisition, all rights and obligations under the EUSA Agreement are transferred to Recordati.
EUSA has made research and development reimbursement and milestone payments to the Company totaling $12.5 million, including (i) a $2.5 million upfront payment upon the execution of the EUSA Agreement in December 2015, (ii) a $4.0 million research and development payment in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC, and (iii) three $2.0 million milestones upon its receipt of reimbursement approvals in each of (a) February 2018 from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, (b) November 2018 from the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and (c) February 2019 from the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain These reimbursement milestones payments were received in March 2018, December 2018 and May 2019, respectively. In addition, in September 2017, EUSA elected to opt-in to co-develop the Phase 2 clinical trial of tivozanib in combination with nivolumab in the first-line and the second-line treatment of RCC (the “TiNivo trial”). EUSA made an additional research and development reimbursement payment to the Company of $2.0 million in October 2017, in advance of the completion of the TiNivo trial for its approximate 50% share of the total costs of the TiNivo trial.
As of March 31, 2022, the Company is eligible to receive (i) a $2.0 million milestone payment with respect to reimbursement approval in each of France and Italy, (ii) an additional $2.0 million for the grant of marketing approval for RCC in the three licensed countries outside of the EU, as mutually agreed by the parties, of which two approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020, (iii) a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval for tivozanib for the treatment of each of up to three additional indications, (iv) $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, and (v) up to $335.0 million upon EUSA’s achievement of certain sales thresholds. In addition, the Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor any research and development reimbursement payments were earned in the three months ended March 31, 2022 and 2021. The Company is also eligible to receive an additional research and development reimbursement payment of up to $20.0 million, for the Company’s Phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies (the “TIVO-3 trial”), if Recordati elects to opt-in to that study.
Pursuant to the KKC Agreement (as defined below), the Company is required to pay KKC a 30% sublicense fee related to earned milestone payments and royalties from EUSA. However, research and development reimbursement payments by EUSA are excluded from the 30% sublicense fee due to KKC, subject to certain limitations. If Recordati elects to opt-in to the TIVO-3 trial, only approximately $8.7 million of the $20.0 million research and development payment would be subject to the 30% sublicense fee due to KKC. The $2.0 million milestone payments the Company earned in each of February 2018, November 2018 and February 2019 upon EUSA’s reimbursement approval for FOTIVDA from the NICE in the United Kingdom, the GKV-SV in Germany and the MSCBS in Spain, respectively, for the first-line treatment of RCC were subject to the 30% KKC sublicense fee, or $0.6 million, each. The sub-license fees for EUSA’s reimbursement approvals in the United Kingdom, Germany and Spain were paid in April 2018, January 2019 and June 2019, respectively.
Recordati, following its acquisition of EUSA, is obligated to use commercially reasonable efforts to seek regulatory approval for and commercialize tivozanib throughout the EUSA Licensed Territories in RCC. Recordati has responsibility for all activities and costs associated with the further development, manufacture, regulatory filings and commercialization of tivozanib in the EUSA Licensed Territories.

Accounting Under ASC 606

Under ASC 606, the upfront consideration and regulatory milestones included in the $12.5 million aggregate transaction price, as described above, were being recognized as collaboration and licensing revenue over the Company’s estimated substantive performance period. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represented the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement was recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period. As of March 31, 2022, the Company has determined that it has fulfilled its performance obligations under the contract in accordance with ASC 606 as the license was previously transferred and the Company is not currently providing substantive support under the EUSA Agreement. The Company recognized license and collaboration revenue of approximately $0.6 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively.
None of the remaining regulatory-related milestones are included in the transaction price as these milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered multiple factors: (i) the remaining reimbursement and marketing approvals in RCC are outside of the control of EUSA and vary on a country-by-country basis; (ii) milestones related to the submission filings for EMA approval of tivozanib in up to three additional indications are contingent upon the success of future clinical trials in additional indications, if any, and are outside of the control of EUSA; (iii) milestones related to the marketing approval by the EMA for tivozanib in up to three additional indications are contingent upon the success of the corresponding future clinical trials, if any, and are outside of the control of EUSA; and (iv) efforts by EUSA. The Company will assess any substantive performance obligations in connection with the achievement of future regulatory-related milestones. If the Company does not have any substantive performance obligations, the full amount of the milestone will be recognized in the period the milestone is achieved.
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
In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain, as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional EUSA licensed territories. The Company recognized royalty revenue of approximately $0.2 million and $0.4 million in the three months ended March 31, 2022 and 2021, respectively.
The Company recognized total revenues under the EUSA Agreement of approximately $0.8 million and $0.9 million in the three months ended March 31, 2022 and 2021, respectively. The amount due to the Company from EUSA pursuant to the EUSA Agreement was approximately $0.2 million as of March 31, 2022.
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
In order to sublicense certain necessary intellectual property rights to Novartis AG in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of March 31, 2022, the Company is required to make future milestone payments, up to an aggregate total of $12.1 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2022, the Company paid a $2.3 million time-based milestone obligation which became due to St. Vincent’s in January 2022. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.
The St. Vincent’s Agreement remains in effect until the later of ten years after the date of first commercial sale of licensed therapeutic products in the last country in which a commercial sale is made, or expiration of the last-to-expire valid claim of the licensed patents, unless we elect, or St. Vincent’s elects, to terminate the St. Vincent’s Agreement earlier. We have the right to terminate the St. Vincent’s Agreement on six months’ notice if we terminate our GDF15 research and development programs as a result of the failure of a licensed therapeutic product in preclinical or clinical development, or if we form the reasonable view that further GDF15 research and development for the treatment of cachexia is not commercially viable, and we are not then in breach of any of our obligations under the St. Vincent’s Agreement.

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
KKC Agreement
Upon entering into the KKC Agreement, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s clinical trial of tivozanib for the first-line treatment of RCC, which we refer to as our TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 New Drug Application filing for tivozanib. Pursuant to the amendment to the KKC Agreement, KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States. Each milestone under the KKC Agreement was a one-time only payment obligation.
The Company has no remaining development and commercialization milestone payments due to KKC under the KKC Agreement.
The Company is required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of twelve years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. In the three months ended March 31, 2022 and 2021, the Company recognized approximately $2.4 million and $0.1 million, respectively, in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.
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
In connection with the EUSA Agreement, the Company is required to pay KKC the 30% sublicense fee related to earned milestone payments and royalties from EUSA. However, research and development reimbursement payments by EUSA are excluded from the 30% sublicense fee, subject to certain limitations. If Recordati elects to opt-in to the TIVO-3 trial, only approximately $8.7 million of the $20.0 million research and development payment would be subject to the 30% sublicense fee due to KKC. Refer to the section above, “Out License Agreements – EUSA”, for further discussion of the actual 30% sublicense fees incurred and paid to-date to KKC.

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
August 1, 2019 Amendment to the KKC Agreement
In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for United States approval of tivozanib, the Company earned and received a $2.8 million development milestone payment in August 2020 pursuant to the amendment to the KKC Agreement upon the acceptance of KKC’s investigational new drug, or IND, application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan on August 2, 2020. KKC is also required to make remaining milestone payments to the Company of up to an aggregate of $387.9 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three months ended March 31, 2022 and 2021.
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
(5) Other Accrued Liabilities
Other accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
FOTIVDA U.S. Product Royalties	2,420	2,011
FOTIVDA Federal Rebates, Customer Credits and Co-Pay Assistance	2,187	1,170
Professional Fees	1,497	1,107
Other	937	1,133
Total	7,041	5,421
(6) Hercules Loan Facility
On May 28, 2010, the Company entered into a loan and security agreement (the “First Loan Agreement”) with Hercules Capital Inc. and certain of its affiliates (“Hercules”). The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017 (the “2017 Loan Agreement” and as amended by the 2020 Loan Amendment (as defined below), the 2021 Loan Amendment (as defined below) and the 2022 Loan Amendment (as defined below) the “Loan Agreement”).
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
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021 at the earliest, as described above. The interest rate as of March 31, 2022 was 9.90%, based upon an increase in the prime rate in March 2022.
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
On March 8, 2022, the Company entered into the third amendment to the 2017 Loan Agreement (the "2022 Loan Amendment"). The 2022 Loan Amendment (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of the Company's forecasted net product revenues from its sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, (ii) added a cash waiver, at the Company's election, in the event its actual net product revenues from its sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that the Company's unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June

30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
As of March 31, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. As of March 31, 2022, $5.0 million remains available to the Company in committed funding under the Loan Agreement, in Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period. The unamortized discount to be recognized over the remainder of the loan period was approximately $1.8 million and $2.0 million as of March 31, 2022 and December 31, 2021, respectively. Per the Loan Agreement, the end-of-term payment of approximately $0.8 million was paid on July 1, 2021, as scheduled.
The Loan Agreement is secured by substantially all of the Company’s assets, excluding intellectual property. The Loan Agreement provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the Loan Agreement when due; breach or default in the performance of any covenant under the Loan Agreement by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of March 31, 2022, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the Loan Agreement.
The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.
Future minimum payments, including interest and principal, under the loans payable outstanding as of March 31, 2022 are as follows (in thousands):

Year Ending December 31:	Amount
2022 (remaining nine months)	$3,021
2023	22,594
2024	24,449
$50,064
Less amount representing interest	(7,284)
Less unamortized discount	(1,811)
Less deferred charges	(2,780)
Loans payable, net of discount	$38,189
(7) Common Stock
As of March 31, 2022, the Company had 50,000,000 authorized shares of common stock, $0.001 par value, of which 34,474,710 shares were issued and outstanding.
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

Universal Shelf Registration Statement
On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of March 31, 2022, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.
Sales Agreement with SVB Leerink
In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of March 31, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
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
Awards may be made under the 2019 Plan for up to the sum of (i) 4,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2022, there were 288,181 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.

The following table summarizes stock option activity during the three months ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,156,379	$9.45	7.55	$5,720
Granted	2,122,976	3.68
Exercised	—	—
Forfeited	(10,043)	48.15
Outstanding at March 31, 2022	5,269,312	$7.05	8.30	$4,131,736
Exercisable at March 31, 2022	1,608,347	$10.84	6.03	$111,672
The aggregate intrinsic value is based upon the Company’s closing stock price of $5.59 on March 31, 2022.
The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Volatility factor	97.19% - 97.79%	56.17% - 102.66%
Expected term (in years)	6.25	0.25 - 6.25
Risk-free interest rates	1.69% - 2.20%	0.06% - 1.13%
Dividend yield	—	—
Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $2.91 and $7.03, respectively.
As of March 31, 2022, there was $15.0 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.32 years.
Employee Stock Purchase Plan
In February 2010, the board of directors adopted the 2010 Employee Stock Purchase Plan (the “ESPP”), as amended in March 2013 and in November 2017. In April 2021, the board of directors adopted an amendment to the 2010 ESPP Plan to increase the total number of shares reserved under the Plan by 500,000 shares, pursuant to which the Company may sell up to an aggregate of 576,400 shares of Common Stock. This amendment was approved by stockholders at the Annual Meeting of Stockholders held on June 9, 2021. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the ESPP. As of March 31, 2022, there were 412,403 shares available for future issuance under the ESPP.
The Company did not sell any shares of common stock pursuant to the ESPP during the three months ended March 31, 2022 and March 31, 2021. The total stock-based compensation expense recorded as a result of the ESPP was $0.1 million during the three months ended March 31, 2022 and March 31, 2021, respectively.
(13) Legal Proceedings
As of the date of filing this Quarterly Report on Form 10-Q, there are no material outstanding legal proceedings against the Company or its current officers or directors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in Part II, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the United States. FOTIVDA is our first commercial product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced, or R/R, renal cell carcinoma, or RCC, following two or more prior systemic therapies. We continue to develop tivozanib in immuno-oncology combinations in RCC and other indications, and we have other investigational programs in clinical development.
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
FOTIVDA became commercially available in the United States on March 22, 2021 and is available to patients through a network of specialty pharmacies and distributors. We market and sell FOTIVDA in the United States through our commercial infrastructure. Based on third party data, we believe we took a leadership position in the number of new third-line R/R RCC patient starts during the first quarter of 2022, suggesting that FOTIVDA was being more broadly adopted in the third-line R/R RCC setting. We believe this is a leading indicator of progress toward our objective to become the market share leader and the standard of care in the third-line R/R RCC setting.
Restrictions related to the ongoing COVID-19 pandemic have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. Notwithstanding these challenges, as of March 31, 2022, prescriptions for FOTIVDA and product revenues have increased quarter over quarter since the beginning of our commercial launch. We aim to continue to deliver quarter over quarter net revenue and underlying prescription demand growth as we continue to execute on our commercial strategy to support the adoption of FOTIVDA in appropriate patients.
We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States. Based on third party estimates, the current U.S. market for R/R RCC therapy is more than $1.7 billion, including $1.3 billion in the second line and $480.0 million in the third and fourth lines. Data from the TIVO-3 trial demonstrated the superior efficacy and improved tolerability of FOTIVDA when compared to an approved VEGFR TKI in the RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, and we believe that FOTIVDA could become a standard of care in the United States in the third line relapsed or refractory advanced setting. Further, we are seeking to generate data to support regulatory approval of tivozanib in combination with nivolumab in the second line R/R RCC setting, which represents a larger market opportunity than the third line R/R RCC setting, through our Phase 3 clinical trial designed to evaluate the safety and efficacy of tivozanib in combination with nivolumab as compared to tivozanib monotherapy in RCC patients who have progressed following one or two lines of therapy, one of which was an immune checkpoint inhibitor, or ICI, which we refer to as the TiNivo-2 trial. We and our collaboration partners are also developing tivozanib in combination with ICIs and a hypoxia inducible factor 2α, or HIF2α, inhibitor to support the expansion of tivozanib's potential utility in RCC.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we and our collaboration partners are continuing to develop tivozanib in RCC and in additional cancer indications with significant unmet medical needs including hepatocellular carcinoma, or HCC, and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with ICIs. In addition, we are evaluating tivozanib as a monotherapy in ovarian cancer and cholangiocarcinoma, or CCA. We and our collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial, or IST, agreements or our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Surgical Oncology Program, or NCI-SOP.
We are also seeking to advance our pipeline of four wholly owned IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353. We aim to leverage our existing collaborations and partnerships and enter into new strategic collaborations and partnerships to continue to advance each of our product candidates.
Business Update Regarding COVID-19
The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients, communities and business operations to varying degrees. We have and may continue to experience disruptions in the future that could directly or indirectly impact our results of operations, including product revenue and our financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic and seasonal spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19 and the broad availability of effective vaccines and antiviral treatments, among others. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A - Risk Factors included in this Quarterly Report on Form 10-Q.
Financial Overview
We do not have a history of generating operating profits and, as of March 31, 2022, we had an accumulated deficit of $684.7 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets.
We may require substantial additional capital to continue to advance our pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States. Please see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” of this Quarterly Report for a further discussion of our funding requirements.
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
Research and development expenses is net of amounts reimbursed under our clinical supply agreement with a wholly owned subsidiary of AstraZeneca for their respective share of development costs incurred by us in connection with our open-label, multi-center, randomized Phase 1b/2 clinical trial to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC, which we refer to as our DEDUCTIVE trial.
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
Income Taxes
We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of March 31, 2022, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2022, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, the assessment of our ability to continue as a going concern, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, clinical trial costs and contract research accruals, measurement of trade receivables net, measurement of stock-based compensation and estimates of our capital requirements over the next twelve months from the date of issuance of the consolidated financial statements. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Material changes in these estimates could occur in the future. Changes in estimates are recorded or reflected in our disclosures in the period in which they become known. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. Our significant accounting policies and critical accounting estimates are described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of three months ended March 31, 2022 and 2021

Revenues (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
FOTIVDA U.S. product revenue, net	$20,086	$1,066	$19,020	1,784%
Partnership revenue - EUSA	834	854	(20)	(2)%
Total revenues	$20,920	$1,920	$19,000	990%

Our total revenues increased by $19.0 million, or 990%, to $20.9 million in the three months ended March 31, 2022 from $1.9 million in the same period in 2021, principally due to the commencement of sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.
FOTIVDA U. S. Product Revenue, Net (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Gross product revenue	$24,644	$1,256	$23,388	1,862%
Discounts and allowances	(4,558)	(190)	(4,368)	2,299%
Product revenue, net	$20,086	$1,066	$19,020	1,784%
We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.
We anticipate FOTIVDA net product revenues will be in the range of $100.0 million to $110.0 million in 2022.
Cost of Products Sold (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Cost of products sold	$2,434	$138	$2,296	1,664%
Gross margin %	88%	87%

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

Research and Development Expenses (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Tivozanib	$3,843	$3,856	$(14)	—%
AV-380 Program in Cachexia	2,889	766	2,124	277%
Ficlatuzumab	2,933	450	2,483	552%
Overhead	496	725	(229)	(32%)
Total research and development expenses	$10,160	$5,797	$4,363	75%
Our total research and development expenses increased by $4.4 million, or 75%, to $10.2 million in the three months ended March 31, 2022 from $5.8 million in the same period in 2021.
Tivozanib expenses decreased in the three months ended March 31, 2022 as compared to the same period in 2021, principally related to costs incurred in the first quarter of 2021 for the TIVO-3 trial that were not incurred in the same period in 2022 as the trial was closed in the second half of 2021 following FDA approval of FOTIVDA on March 10, 2021, offset by an increase in costs incurred in connection with the TiNivo-2 trial that was initiated in the first quarter of 2021.
AV-380 expenses increased by $2.1 million, or 277%, in the three months ended March 31, 2022 as compared to the same period in 2021, principally related to a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2022.
Ficlatuzumab expenses increased by $2.5 million, or 552%, in the three months ended March 31, 2022 as compared to the same period in 2021, principally related to the $2.4 million increase in costs incurred in connection with the conduct of certain manufacturing activities in support of planned clinical drug supply manufacturing in 2022 for a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with human papillomavirus, or HPV, negative recurrent or metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC patients in the first half of 2023.
We anticipate that research and development expenses will increase in 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of RCC patients who have progressed following one or two lines of therapy, one of which was an ICI, the manufacturing of ficlatuzumab clinical drug supply for a potential registrational clinical trial in HPV negative R/M HNSCC patients that we plan to initiate in the first half of 2023, a Phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the second half of 2022 and the related manufacturing of AV-380 clinical drug supply, and co-funding pursuant to the clinical trial collaboration and supply agreement with NiKang Therapeutics Inc. for a Phase 2 clinical trial to evaluate tivozanib in combination with NKT2152 in clear cell RCC patients who have not responded to or relapsed from prior therapies. These increases in 2022 research and development expenses will be partially offset by lower costs, principally related to the TIVO-3 Trial that closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be in the range of $60.0 million to $70.0 million in 2022 in support of our existing pipeline plans. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
Selling, General and Administrative Expenses (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Selling, general and administrative expenses	$17,337	$15,100	$2,237	15%
Selling, general and administrative expenses increased by $2.2 million, or 15%, to $17.3 million in the year ended March 31, 2022 from $15.1 million in the same period in 2021. The $2.2 million increase was principally due to increases totaling $2.6 million, including: (i) $1.4 million in connection with compensation costs related to a full quarter of growth in our commercial infrastructure, including the hiring of our salesforce in the first quarter of 2021, (ii) $0.7 million in connection with external commercial activities in marketing, market access and commercial operations for a full quarter of commercialization following the launch of FOTIVDA on March 22, 2021, and (iii) $0.5 million in general and administrative-related compensation costs. These increases were partially offset by a $0.4 million decrease in general and administrative-related professional fees.
We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will increase in 2022, principally reflective of a full year of commercialization following the launch of FOTIVDA on March 22, 2021.We anticipate that selling, general and administrative expenses will be approximately $70.0 million, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses.
Change in Fair Value of Expired PIPE Warrant Liability (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Change in fair value of expired PIPE Warrant liability	$—	(2,396)	$2,396	(100%)
In May 2016, we issued warrants in connection with a private placement financing, or the PIPE Warrants, and recorded the warrants as a liability. The PIPE Warrants were exercisable for a period of five years from the date of issuance until their scheduled expiration on May 16, 2021. The PIPE Warrants were subject to revaluation at each balance sheet date and any changes in fair value were recorded as a non-cash gain or (loss) in our Statement of Operations as a component of other income (expense).
In the three months ended March 31, 2021, we recorded an approximate non-cash loss of $2.4 million in our Statement of Operations attributable to the increase in the fair value of the PIPE Warrant liability that resulted from a higher stock price of $7.32 on March 31, 2021 compared to the stock price of $6.20 on December 31, 2020, an increase in our stock volatility rate and a shorter remaining term as the PIPE Warrants. The PIPE Warrants expired in their entirety on May 16, 2021.

Interest Expense, net (in thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense, net	$(1,188)	$(611)	$(577)	94%
Interest expense, net increased by $0.6 million, or 94%, in the three months ended March 31, 2022, as compared to the same period in 2021, principally due to higher loan balances under the 2020 Loan Amendment and 2021 Loan Amendment, as defined below, that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021. respectively. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.
We anticipate that interest expense, net will increase in 2022 due to the $40.0 million loan balance as of March 31, 2022, the extended interest-only period through March 2023 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, and the increase in the interest rate in March 2022 from 9.65% to 9.90%.
Liquidity and Capital Resources
We have financed our operations to date primarily through private placements and public offerings of our common stock, license fees, milestone, royalty payments and research and development funding from strategic partners, loan proceeds and sales revenues of our first commercial product FOTIVDA in the United States. As of March 31, 2022 we had cash, cash equivalents and marketable securities of approximately $79.0 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,219)	$(18,334)
Net cash provided by investing activities	11,523	—
Net cash provided by financing activities	—	77,987
Net increase in cash and cash equivalents	$3,304	$59,653
Our operating activities used cash of $8.2 million and $18.3 million in the three months ended March 31, 2022 and 2021, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.
Our investing activities provided cash of $11.5 million in the three months ended March 31, 2022, principally due to net change in the purchases and maturities of marketable securities. We did not have any marketable securities in the three months ended March 31, 2021.
Our financing activities provided cash of $78.0 million in the three months ended 2021. In 2021, we raised approximately $78.0 million in funding, including approximately $51.6 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, approximately $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules in March 2021 related to the achievement of the milestone for FDA approval of FOTIVDA, net of transaction costs, approximately $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and approximately $3.1 million in proceeds from the exercise of Offering Warrants..
We did not raise any proceeds from equity financings or draw down any loan funding pursuant to the Hercules Loan Facility in the three months ended March 31, 2022.
Hercules Loan Facility ($45 Million Loan Facility - $5 Million Committed Funding Remaining)
On May 28, 2010, we entered into a loan and security agreement, or the First Loan Agreement with Hercules. The First Loan Agreement was subsequently amended in March 2012, September 2014, May 2016 and amended and restated in December 2017, or the 2017 Loan Agreement.
We entered into the first amendment to the 2017 Loan Agreement, or the 2020 Loan Amendment, on August 7, 2020, the second amendment to the 2017 Loan Agreement, or the 2021 Loan Amendment, on February 1, 2021 and the third amendment to the 2017 Loan Agreement, or the 2022 Loan Amendment, on March 8, 2022, which we collectively refer to as the Loan Agreement to provide a $45.0 million loan facility.
On March 8, 2022, we entered into the 2022 Loan Amendment, which (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, and (ii) added a cash waiver, at our election, in the event our actual net product revenues from our sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that our unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June 30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
As of March 31, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. The interest rate as of March 31, 2022 was 9.90%, based upon an increase in the prime rate in March

2022. As of March 31, 2022, $5.0 million remains available to us in committed funding under the Loan Agreement for Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period.
Per the terms of the Loan Agreement, principal will be repaid in equal monthly installments following the conclusion of the interest-only period. We may prepay all of the outstanding principal and accrued interest under the Loan Agreement, subject to a prepayment charge up to 3.0% in the first year following the closing of the 2020 Loan Amendment, decreasing to 2.0% in year two and 1.0% in year three. We are obligated to make an end-of-term payment of 6.95% of the aggregate amount of loan funding received under the Loan Agreement on the earlier of the maturity of the loan or the date on which we prepay any outstanding loan balance.
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
We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of March 31, 2022, we are in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the 2020 Loan Facility.
See Note 6 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our Loan Agreement with Hercules.
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
Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)
In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50.0 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of March 31, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
Universal Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of March 31, 2022, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

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
During the three months ended March 31, 2022, we received an aggregate of approximately $19.4 million in funding, including approximately $17.8 million in net cash receipts from the product sales of FOTIVDA in the United States and approximately $1.6 million in partnership cost sharing payments.
We believe that our $79.0 million in cash, cash equivalents and marketable securities as of March 31, 2022, along with net product revenues from product sales of FOTIVDA in the United States would enable us to maintain our current operations for more than 12 months following the filing of this Quarterly Report on Form 10-Q.
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
We may require substantial additional funding to continue to advance our pipeline of clinical and preclinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestone specified in the Loan Agreement that would allow us to access the remaining $5.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical and preclinical stage assets, whether on terms that are acceptable to us, or at all or if we were to default under the 2020 Loan Facility, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:
•delay, limit, reduce or terminate our clinical trials, preclinical studies or other development activities for one or more of our product candidates; and/or
•delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, if approved.

Contractual Obligations and Commitments
There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022, except as discussed below.

Winter Street Lease
On April 4, 2022, we entered into an office lease agreement (the "Office Lease") to continue leasing our current 6,465 square foot office space at 30 Winter Street in Boston, Massachusetts for an additional two (2) years beginning on November 30, 2022 and ending on November 29, 2024. Under the Office Lease, we will continue to lease the office space for $50.00 per square foot, or approximately $0.3 million in base rent for the first year and $51.00 per square foot, or approximately $0.3 million for the remaining year until the expiration date, each exclusive of operating expenses and taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 3.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of incurring operating losses and as of March 31, 2022, we had an accumulated deficit of $684.7 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.

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
We believe that our $79.0 million in cash, cash equivalents and marketable securities as of March 31, 2022, along with net product revenues from product sales of FOTIVDA in the United States, would enable us to maintain our current operations for more than 12 months following the filing of this Quarterly Report on Form 10-Q.
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
Failure to comply with the covenants or payment obligations under the Loan Agreement governing our 2020 Loan Facility could result in an event of default, which could materially and adversely affect our business and our financial condition.
The Loan Agreement governing our 2020 Loan Facility includes certain financial and operational covenants and provides for certain occurrences that constitute events of default. Certain of those covenants may be out of our control, such as failure to achieve net product revenue at a certain percentage of projected net product revenue. Potential events of default also include circumstances occurring that would have a material adverse effect on our business, our insolvency or bankruptcy or default on our other obligations or agreements. If we fail to make payments when due, breach any operational covenant or have any event of default, Hercules could require us to immediately repay all outstanding principal and accrued interest on the loan, plus a prepayment charge, which could have a material adverse effect on our business and financial condition.
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

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.
Four customers accounted for approximately all of our net product revenues for FOTIVDA in the quarter ended March 31, 2022. One large specialty distributor accounted for 42% of our net product revenues for FOTIVDA in the quarter ended March 31, 2022, and we anticipate this customer will continue to be a significant contributor to our net product revenues for FOTIVDA for the remainder of 2022. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers in any one period may not continue to be significant customers in other periods. In any given year, there is a possibility that a single specialty pharmacies and specialty distributors may account for 50% or more of our net product revenues for FOTIVDA. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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
Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or through EUSA, which was acquired by Recordati in March 2022, in those countries outside the United States where FOTIVDA is currently approved. While we recorded a growing number of commercial prescriptions, factors beyond our control may result in decreases in commercial prescriptions each month or each quarter. If commercial prescription demand becomes stagnant or decreases it would substantially impact our revenues from product sales, adversely affect our profitability on a quarterly or annual basis and depress the market price of our common stock.
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
Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. For example, in December 2020, the FDA approved our investigational new drug, or IND, application for AV-380 for the potential treatment of cancer cachexia. In October 2021, we completed enrollment for a Phase 1 clinical trial in healthy subjects. Initial data observed a satisfactory reduction of GDF15 in subjects and no drug related adverse events were identified. However, operational errors at the trial site have caused data integrity concerns and we have notified the FDA. We plan to discuss with the FDA the suitability of the data for regulatory purposes and our ability to publish the data from this trial. We do not expect the data quality issues in the Phase 1 clinical trial to impact our plans to initiate a Phase 1b clinical trial in cancer patients in the second half of 2022. We cannot be certain that the data integrity concerns related to the Phase 1 clinical trial will not ultimately delay the development of our AV-380 program.
Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•we, or our collaborators, may fail to demonstrate efficacy in a clinical trial or across a broad population of patients;
•the supply or quality of raw materials, manufactured product candidates or other materials necessary to conduct clinical trials of our product candidates may be significantly delayed, insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply, due to challenges related to the COVID-19 pandemic, global supply chain disruptions caused by the ongoing conflict between Russia and Ukraine or otherwise;
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
The outcome of early clinical trials, such as our DEDUCTIVE trial and our ficlatuzumab trials in HNSCC, pancreatic cancer and acute myeloid leukemia, or AML, may not be predictive of the success of later clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we have, and could in the future, face similar setbacks. In addition, interim results and analyses of clinical trials do not necessarily predict the final results or the success of a trial once it is complete.
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
Any negative impact that the COVID-19 pandemic has on the ability of our suppliers to provide materials for our product candidates could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to initiate or complete clinical trials, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. For example, the COVID-19 pandemic has, and may continue to, cause delays in the manufacturing of our product candidates ficlatuzumab and AV-380. A shortage of required key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing process delayed the delivery of the clinical supply of ficlatuzumab originally expected in the first half of 2022 and required us to delay the start date of this potential registrational clinical trial until the first half of 2023, which, if approved, may impact timing of potential commercialization and associated revenue generation. Similarly, a separate CMO has experienced employee shortages, supply chain issues and disruptions related to the COVID-19 pandemic which has delayed and may continue to delay manufacturing of AV-380. While we believe there are alternate manufacturers with capability to supply clinical or, if approved, commercial supply of AV-380 necessary to meet our needs, contracting with additional CMOs would require significant lead-times and result in additional costs and currently is not the solution we expect to follow.

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
We rely on our licensee EUSA, now owned by Recordati, over whom we have little control, for the sales, marketing and distribution efforts associated with the commercialization of FOTIVDA in certain countries in the EUSA Licensed Territory and any failure by Recordati to devote the necessary resources and attention to market and sell FOTIVDA effectively and successfully may materially impact our ability to generate revenue from the EUSA Licensed Territory.
In December 2015, we entered into the EUSA Agreement, under which we granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize FOTIVDA in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. In March 2022, EUSA was acquired by Recordati. As a result of the acquisition, all rights and obligations under the EUSA Agreement are transferred to Recordati. We have limited contractual rights to force Recordati to invest significantly in the commercialization of FOTIVDA in jurisdictions covered by the EUSA Agreement. For instance, under the EUSA Agreement, Recordati, and formerly EUSA, is not required to opt into the data from the TIVO-3 trial to seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting and, to date, has not chosen to do so.In the event that Recordati, fails to adequately commercialize FOTIVDA because it lacks adequate financial or other resources, decides to focus on other initiatives or otherwise, our ability to successfully commercialize FOTIVDA in the applicable jurisdictions would be limited, which may adversely affect our business, financial condition, results of operations and prospects.
In addition, the EUSA Agreement may be terminated by either party upon prior written notice. If Recordati terminated the EUSA Agreement, we may not be able to secure an alternative distributor in the applicable territories on a timely basis or at all, in which case our ability to generate revenue from sales of FOTIVDA outside the United States would be materially harmed.
While EUSA attempted to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA Licensed Territory, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments and Recordati will likely face similar obstacles as it seeks to secure reimbursement approval and commercially launch FOTIVDA in additional countries in the EUSA Licensed Territory. If Recordati, is unable to secure reimbursement approval in and commercially launch FOTIVDA in additional countries in the EUSA Licensed Territory and does not seek to expand the label for FOTIVDA to the relapsed or refractory RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.
Further, we cannot be certain that Recordati leadership will prioritize reimbursement approval and commercially launching FOTIVDA in additional countries in the EUSA Licensed Territory. If the integration of EUSA into Recordati's organization is slow or unsuccessful or the Recordati leadership does not seek to prioritize reimbursement approval and/or a commercial launch of FOTIVDA in additional countries in the EUSA Licensed Territory, it may materially impact our ability to generate revenue from sales of FOTIVDA outside the United States.
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
Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. If any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge Life Sciences, Ltd advised us that it was evaluating alternative development plans for AV-203, which would delay the initiation of clinical trials of AV-203. Then, in March 2021, CANbridge exercised its right to terminate the collaboration and license agreement for convenience. The transfer of the AV-203 program occurred in September 2021, which has delayed the initiation of clinical trials of AV-203 even further.

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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company. Outside parties have in the past penetrated and may in the future penetrate our systems or those of our partners or fraudulently induce our employees or employees of our partners to disclose sensitive information to gain access to our data. We monitor our systems closely and continue to seek to improve our cybersecurity capacities to minimize hacking efforts by various outsides parties. Like other companies, we have experienced and may in the future experience threats to our data and systems, including malicious codes and computer viruses, cyber-attacks or other system failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or our partners, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and we could incur significant increases in costs to recover or reproduce the data. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we may incur liabilities and the further development of our product candidates may be delayed.
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
Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. Following a period of false starts, the FDA announced, on February 2, 2022, that it would resume domestic inspections beginning on February 7, 2022. As for foreign jurisdictions, the FDA indicated that it would continue planned inspections in countries that have received country clearance and are within the CDC’s level 1 or level 2 COVID-19 travel recommendation. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.
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
Global credit and financial markets have experienced extreme volatility and disruptions since 2020 due to the COVID-19 pandemic and the government measures taken in response to the pandemic and more recently due to inflationary pressures in the United States and the uncertainty surrounding ongoing geopolitical tensions and trade wars. We expect that rapid or extended periods of deterioration in credit and financial markets and confidence in economic conditions will continue. Our general business strategy may be adversely affected by external economic conditions and a volatile business environment or unpredictable and unstable market conditions. If the equity and credit markets are not favorable at any time we seek to raise capital, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other partners may not survive economically turbulent times, which could directly affect our ability to attain our operating goals on schedule and on budget.
As of March 31, 2022, we had approximately $79.0 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund, and high-grade debt securities, including commercial paper, and U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.
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

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
10.1	Third Amendment to Amended and Restated Loan and Security Agreement, dated March 8, 2022, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.	10-K	001-34655	03/14/2022	10.32
10.2	Office Lease dated April 4, 2022, by and between Registrant and TFC 30 Winter, LLC	8-K	001-34655	04/04/2022	99.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: May 5, 2022	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial And Accounting Officer