Form 10-Q
period 2022-06-30
AVEO PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 1325879

RL DEFA14A: Additional proxy soliciting materials - definitive.fromPatent rights

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2022: 34,614,284

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
•our plans to expand the commercial opportunity of tivozanib for the treatment of RCC;
•our plans to develop our clinical stage assets and commercialize our product candidates;
•our plans to position our clinical stage assets for further development by partners and to retain the North American oncology commercial rights;
•our plans to potentially acquire or in-license additional commercial stage assets;
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
3

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
•The COVID-19 pandemic has adversely affected our ability to commercialize FOTIVDA, to manufacture clinical product, and to initiate new trials or complete ongoing clinical trials and may have other adverse effects on our business and operations.
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
•We may not be successful in establishing or maintaining strategic partnerships to execute our strategy to partner our clinical stage assets and further the development of our therapeutic programs. Additionally, if any of our current or future strategic partners fails to perform its obligations or terminates the partnership, the development and commercialization of the product candidates under such agreement could be delayed or terminated and, such failures or terminations could have a material adverse effect on our operations and business.
•We could be unsuccessful in obtaining or maintaining adequate market exclusivity and/or patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.

Part I.	Financial Information

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$70,168	$70,542
Marketable securities	6,992	16,784
Trade receivables, net	15,279	9,811
Partnership receivables	850	1,790
Inventory	1,320	1,656
Clinical trial retainers	894	1,181
Other prepaid expenses and other current assets	2,085	2,972
Total current assets	97,588	104,736
Property and equipment, net	242	276
Operating lease right-of-use asset	81	178
Other assets	200	151
Total assets	$98,111	$105,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,605	$2,712
Accrued clinical trial costs and contract research	10,465	5,046
Accrued compensation and benefits	4,237	4,963
Other accrued liabilities	8,003	5,421
Operating lease liability	5	11
Loans payable, net of discount	5,182	—
Deferred revenue	—	578
Total current liabilities	31,497	18,731
Loans payable, net of discount	33,247	37,960
Other liabilities, non-current (Note 6)	2,780	2,780
Total liabilities	67,524	59,471
Stockholders’ equity:
Preferred stock, $.001 par value: 5,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at each of June 30, 2022 and December 31, 2021	—	—
Common stock, $.001 par value: 80,000 shares authorized at June 30, 2022 and 50,000 at December 31, 2021; 34,614 shares issued and outstanding at June 30, 2022 and 34,475 at December 31, 2021	35	34
Additional paid-in capital	723,619	720,386
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(693,065)	(674,547)
Total stockholders’ equity	30,587	45,870
Total liabilities and stockholders’ equity	$98,111	$105,341
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
FOTIVDA U.S. product revenue, net	$25,006	$6,735	$45,092	$7,801
Partnership licensing and royalty revenue	298	821	1,132	1,675
	25,304	7,556	46,224	9,476
Operating expenses:
Cost of products sold	3,065	822	5,499	960
Research and development	12,318	6,878	22,478	12,675
Selling, general and administrative	17,075	14,920	34,412	30,020
	32,458	22,620	62,389	43,655
Loss from operations	(7,154)	(15,064)	(16,165)	(34,179)
Other income (expense), net:
Interest expense, net	(1,165)	(1,128)	(2,353)	(1,739)
Change in fair value of PIPE Warrant liability	—	2,595	—	199
	(1,165)	1,467	(2,353)	(1,540)
Net loss	$(8,319)	$(13,597)	(18,518)	$(35,719)

Basic and diluted net loss per share:
Net loss per share	$(0.24)	$(0.40)	$(0.54)	$(1.16)
Weighted average number of common shares outstanding	34,503	34,362	34,489	30,915

See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,319)	$(13,597)	$(18,518)	$(35,719)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on available-for-sale securities	(3)	—	1	—
Comprehensive loss	$(8,322)	$(13,597)	$(18,517)	$(35,719)
See accompanying notes.

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2021	34,475	$34	$720,386	$(3)	$(674,547)	$45,870
Stock-based compensation expense related to equity-classified awards	—	—	1,267	—	—	1,267
Unrealized gain on available-for-sale investments	—	—	—	4	—	4
Net loss	—	—	—	—	(10,199)	(10,199)
Balance at March 31, 2022	34,475	$34	$721,653	$1	$(684,746)	$36,942
Issuance of common stock under employee stock purchase plan	136	1	544	—	—	545
Exercise of stock options	3	—	16	—	—	16
Stock-based compensation expense related to equity-classified awards	—	—	1,406	—	—	1,406
Unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(8,319)	(8,319)
Balance at June 30, 2022	34,614	$35	$723,619	$(2)	$(693,065)	$30,587
See accompanying notes.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.6 million)	6,900	7	51,711	—	—	51,718
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Stock-based compensation expense related to equity- classified awards	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at March 31, 2021	34,361	$34	$715,856	$—	$(643,327)	$72,563
Stock-based compensation expense related to equity- classified awards	—	—	1,169	—	—	1,169
Issuance of common stock under employee stock purchase plan	13	—	68	—	—	68
Net loss	—	—	—	—	(13,597)	(13,597)
Balance at June 30, 2021	34,374	$34	$717,093	$—	$(656,924)	$60,203

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(18,518)	$(35,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	33
Stock-based compensation	2,673	2,373
Non-cash interest expense	469	428
Non-cash change in fair value of PIPE Warrant liability	—	(199)
Amortization of premium and discount on investments	57	10
Changes in operating assets and liabilities:
Trade receivables, net	(5,468)	(4,220)
Partnership receivables	940	(168)
Inventory	336	—
Prepaid expenses and other current assets	1,174	(685)
Operating lease right-of-use asset	48	227
Other non-current assets	—	(100)
Accounts payable	893	(219)
Accrued clinical trial costs and contract research	5,419	269
Accrued compensation and benefits	(726)	361
Other accrued liabilities	2,582	1,955
Operating lease liability	(6)	(45)
Deferred revenue	(578)	(987)
Deferred research and development reimbursements	—	(128)
Operating lease liability, non-current	—	(187)
Net cash used in operating activities	(10,671)	(37,001)
Investing activities
Purchases of marketable securities	(8,979)	(28,195)
Proceeds from maturities and sales of marketable securities	18,715	—
Net cash provided by (used in) investing activities	9,736	(28,195)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	55,095
Proceeds from warrant exercises	—	3,092
Proceeds from issuance of stock for stock-based compensation arrangements	561	68
Proceeds from issuance of loan payable	—	20,000
Payment of debt issuance costs	—	(85)
Net cash provided by financing activities	561	78,170
Net (decrease) increase in cash and cash equivalents	(374)	12,974
Cash and cash equivalents at beginning of period	70,542	61,761
Cash and cash equivalents at end of period	$70,168	$74,735
Supplemental cash flow information
Cash paid for interest	$1,959	$1,171
See accompanying notes.

AVEO Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(1) Organization
AVEO Pharmaceuticals, Inc. (the “Company”) is a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. The Company currently markets FOTIVDA® (tivozanib) in the United States. FOTIVDA is the Company's first commercial product and was approved by the U.S. Food and Drug Administration (“FDA”) for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced (“R/R”) renal cell carcinoma (“RCC”) following two or more prior systemic therapies. The Company markets and sells FOTIVDA in the United States through its commercial infrastructure, and has made FOTIVDA available to patients through a network of specialty pharmacies and distributors. The Company continues to develop tivozanib in immuno-oncology combinations and other novel targeted combinations in RCC and other indications, and the Company has other investigational programs in clinical development.
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
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company and its collaboration partners are continuing to develop tivozanib in RCC and in additional cancer indications with significant unmet medical needs including, hepatocellular carcinoma (“HCC”) and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with immune checkpoint inhibitors (“ICIs”). In addition, the Company is evaluating tivozanib as a monotherapy in cholangiocarcinoma (“CCA”). The Company and the Company's collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial (“IST”) agreements or the Company's Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute’s Surgical Oncology Program (“NCI-SOP”).
The Company is also seeking to advance its pipeline of four wholly owned immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353, to position each product candidate for further development by partners with the Company retaining all, or a portion of, the North American oncology commercial rights related to these product candidates.
As used throughout these consolidated financial statements, the terms “AVEO” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.
Liquidity and Going Concern
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2022, the Company has financed its operations primarily through private placements and public offerings of its common stock, license fees, milestone payments and research and development funding from strategic partners, FOTIVDA commercial sales receipts and debt facilities. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, commercializing FOTIVDA, protecting its intellectual property and general and administrative functions relating to these operations.

The future success of the Company is dependent on its ability to continue to commercialize FOTIVDA in the United States, expand the commercial opportunity of tivozanib for the treatment of RCC and to position the Company’s other product candidates for further development by partners with the Company retaining all, or a portion of, the North American oncology commercial rights related to these product candidates. Ultimately, the Company is focused on its ability to create shareholder value. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. The Company’s future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, receive approval, and its ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for FOTIVDA and any future products in those markets. The likelihood of the Company’s long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which the Company operates. Absent the realization of sufficient revenues from product sales to support the Company’s cost structure, the Company may never attain or sustain profitability.
The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $693.1 million as of June 30, 2022. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical and preclinical stage assets. The Company may require substantial additional capital to continue to advance its pipeline of clinical and preclinical stage assets to position each product candidate for further development by partners and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, from partnerships and product sales of FOTIVDA in the United States.
As of August 4, 2022, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $77.2 million as of June 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.
Management’s expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties, including, without limitation, risks related to its ability to generate sufficient product revenue from sales of FOTIVDA in the United States and to effectively manage expenses. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities would be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional capital on a timely basis, it may be forced to significantly curtail, delay or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on the commercialization of its product.
(2) Basis of Presentation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation. The Company has eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2021 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022.

(3) Significant Accounting Policies
Revenue Recognition
Under Accounting Standards Codification (“ASC”) 606 (“ASC 606”), Revenue from Contracts with Customers, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company determines it expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). As part of the accounting for these arrangements, the Company must make significant judgments, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation.
Net Product Revenue
The Company sells its products principally through a limited distribution network comprised of two specialty pharmacies, Biologics and Onco360, and the following specialty distributors: Amerisource Specialty Distribution, Oncology Supply, McKesson Plasma and Biologics, McKesson Specialty and Cardinal Specialty (collectively with the specialty pharmacies, the “Customers” and each a “Customer”). These Customers subsequently resell the Company’s products to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the Customer.
Product Sales Discounts and Allowances
The Company records revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of trade receivables (if the amount is deductible by the Customer from payments to the Company) or a current liability (if the amount is payable by the Company to a third party or Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, forecasted Customer buying and payment patterns, and the Company’s historical experience that will develop over time as FOTIVDA is the Company’s first commercial product. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of its contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect U.S. net product revenues and earnings in the period such variances become known.
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
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, Medicare Part D Coverage Gap Discounts Program, other government programs and commercial contracts. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. In addition, in the United States during 2020, the Medicare Part D prescription drug benefit mandated participating manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The allowance for rebates is based on statutory or contractual discount rates and expected utilization. The Company’s estimates for the expected utilization of rebates are based on Customer and payer data received from the specialty pharmacies and distributors and historical utilization rates that will develop over time as FOTIVDA is the Company’s first commercial product. Rebates are generally invoiced by the payor and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to the Customers, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust its accruals, which would affect U.S. net product revenues in the period of adjustment.
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
The following table summarizes net product revenues for FOTIVDA in the United States earned in the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenues:
Gross product revenues	$30,404	$7,993	$55,048	$9,249
Discounts and allowances	(5,398)	(1,258)	(9,956)	(1,448)
Net product revenues	$25,006	$6,735	$45,092	$7,801
The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by any Customer who individually accounted for 10% or more of total product revenues earned in the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Affiliates of McKesson Corporation	38%	41%	40%	40%
Affiliates of AmerisourceBergen Corporation	29%	25%	28%	24%
OncoMed Specialty, LLC (Onco360)	24%	24%	23%	25%
Affiliates of Cardinal Health Specialty	9%	10%	9%	11%
	100%	100%	100%	100%

Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the six months ended June 30, 2022 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2021	$1,193	$1,170	$2,363
Provision related to sales made in:
Current period	5,960	4,146	10,106
Prior periods	(136)	(14)	(150)
Payments and customer credits issued	(5,390)	(3,004)	(8,394)
Balance at June 30, 2022	$1,627	$2,298	$3,925
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
The following table summarizes the total collaboration revenues earned in the three and six months ended June 30, 2022 and 2021, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
EUSA	$298	$821	$1,132	$1,675
Total	$298	$821	$1,132	$1,675
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
Inventory
Inventory is valued at the lower of cost or net realizable value. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of products sold in the accompanying Consolidated Statements of Income.
The Company’s active pharmaceutical ingredient has a long shelf life and the Company’s finished drug product has a five-year expiry, however the realizability of inventory is subject to forecasted future sales of FOTIVDA in the United States. The Company’s forecasted sales currently support the realizability of the Company’s inventory but are uncertain and could change in the future, which would require the Company to write down the value of such inventory.
The following table summarizes the Company’s inventory balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw materials	$—	$—
Work in process	862	1,656
Finished goods	458	—
Total	$1,320	$1,656

Cost of Products Sold
Cost of products sold is related to the Company's product revenues for FOTIVDA and consists primarily of tiered royalty payments the Company is required to pay to Kyowa Kirin Co. (“KKC”) on all net sales of tivozanib in the Company’s North American territory, which range from the low to mid-teens as a percentage of net sales. Refer to Note 4, “Collaborations and License Agreements” regarding specific details. Cost of products sold also consists of the cost of manufacturing, indirect labor costs, any write-downs related to expiring or excess inventory, shipping and other third-party logistics and distribution costs for the Company’s products.
The Company considered regulatory approval of its product candidate to be uncertain and product manufactured prior to regulatory approval could not have been sold unless regulatory approval was obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory, but were expensed as research and development expenses. The Company’s initial commercial supply of FOTIVDA was manufactured prior to FDA market approval on March 10, 2021 and had been expensed to research and development expenses. In 2021, subsequent to the FDA’s market approval of FOTIVDA, the Company conducted resupply manufacturing of tivozanib in connection with upcoming drug expirations beginning in the fourth quarter of 2022 and capitalized these costs as inventory. In the second quarter of 2022, the Company changed its salable inventory to the resupply and began recognizing cost of products sold related to inventory.
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
The Company did not have any restricted cash balances at June 30, 2022.
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

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
Cash and cash equivalents:
Cash and money market funds	$70,168	$—	$—	$70,168
Total cash and cash equivalents	70,168	—	—	70,168

Marketable securities:
Government agency securities due within 1 year	$6,994	$—	$(2)	$6,992
Total marketable securities	6,994	—	(2)	6,992
Total cash, cash equivalents and marketable securities	$77,162	$—	$(2)	$77,160

December 31, 2021
Cash and cash equivalents:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	70,542	—	—	70,542

Marketable securities:
Corporate debt securities due within 1 year	$16,787	$—	$(3)	$16,784
Total marketable securities	16,787	—	(3)	16,784
Total cash, cash equivalents and marketable securities	$87,329	$—	$(3)	$87,326
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
As of June 30, 2022, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a U.S. government money market fund and had financial assets based on Level 2 inputs consisting of government-agency securities. During the three and six months ended June 30, 2022, the Company did not have any transfers of financial assets between Levels 1 and 2.
As of June 30, 2022, the Company did not have any financial liabilities recorded at fair value.
The loan payable (discussed in Note 6), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of June 30, 2022, the carrying value was approximately $38.4 million.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$70,168	$—	$—	$70,168
Total cash and cash equivalents	$70,168	$—	$—	$70,168
Marketable securities:
Government agency securities due within 1 year	$—	$6,992	$—	$6,992
Total marketable securities	$—	$6,992	$—	$6,992
Total cash, cash equivalents and marketable securities	$70,168	$6,992	$—	$77,160

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	$70,542	$—	$—	$70,542
Marketable securities:
Corporate debt securities due within 1 year	$—	$16,784	$—	$16,784
Total marketable securities	$—	$16,784	$—	$16,784
Total cash, cash equivalents and marketable securities	$70,542	$16,784	$—	$87,326

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
For the three and six months ended June 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options and warrants until the expirations of the Offering Warrants on April 8, 2021 and the PIPE Warrants on May 16, 2021 would be anti-dilutive.
The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Outstanding at June 30,
	2022	2021
Stock options outstanding	5,366	3,242
Total	5,366	3,242
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
The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three and six months ended June 30, 2022 and 2021, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$224	$289	$436	$644
Selling, general and administrative	$1,182	$880	2,237	1,729
Total	$1,406	$1,169	$2,673	$2,373

Income Taxes
The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of June 30, 2022, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2022. The Company maintains a full valuation allowance on all deferred tax assets.
Segment and Geographic Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment principally in the United States. As of June 30, 2022 and 2021, the Company had no net assets located outside of the United States.
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
Accrued Clinical Trial Costs and Contract Research Liabilities
During each of the three and six months ended June 30, 2022 and 2021, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
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

(4) Collaborations and License Agreements
Collaboration Agreement
AstraZeneca
In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized Phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The Company and AstraZeneca have decided to close the cohort B portion of the DEDUCTIVE trial, which was previously expected to be enrolled in the second half of 2022, while focusing on data maturing from the cohort A portion of the DEDUCTIVE trial.
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
The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million and $0.3 million in the three months ended June 30, 2022 and 2021, respectively, and by $0.4 million and by $0.5 million in the six months ended June 30, 2022 and 2021, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.4 million as of June 30, 2022.
Out-License Agreements

EUSA
In December 2015, the Company entered into a license agreement with EUSA Pharma (UK) Limited (“EUSA” and the “EUSA Agreement”), under which the Company granted to EUSA the exclusive, sublicensable right to develop, manufacture and commercialize tivozanib in the territories of Europe (excluding Russia, Ukraine and the Commonwealth of Independent States), Latin America (excluding Mexico), Africa and Australasia (collectively, the “EUSA Licensed Territories”) for all diseases and conditions in humans, excluding non-oncologic diseases or conditions of the eye. In March of 2022, EUSA was acquired by Recordati, S.p.A (“Recordati”). As a result of the acquisition, all rights and obligations under the EUSA Agreement are transferred to Recordati.
EUSA has made research and development reimbursement and milestone payments to the Company totaling $12.5 million, including (i) a $2.5 million upfront payment upon the execution of the EUSA Agreement in December 2015, (ii) a $4.0 million research and development payment in September 2017 upon its receipt of marketing approval from the European Commission in August 2017 for FOTIVDA (tivozanib) for the treatment of RCC, and (iii) three $2.0 million milestones upon its receipt of reimbursement approvals in each of (a) February 2018 from the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, (b) November 2018 from the German Federal Association of the Statutory Health Insurances (“GKV-SV”) in Germany and (c) February 2019 from the Ministry of Health, Consumer Affairs and Social Welfare (“MSCBS”) in Spain. These reimbursement milestones payments were received in March 2018, December 2018 and May 2019, respectively. In addition, in September 2017, EUSA elected to opt-in to co-develop the Phase 2 clinical trial of tivozanib in combination with OPDIVO (nivolumab) in the first-line and the second-line treatment of RCC (the “TiNivo trial”). EUSA made an additional research and development reimbursement payment to the Company of $2.0 million in October 2017, in advance of the completion of the TiNivo trial for its approximate 50% share of the total costs of the TiNivo trial.

As of June 30, 2022, the Company is eligible to receive (i) a $2.0 million milestone payment with respect to reimbursement approval in each of France and Italy, (ii) an additional $2.0 million for the grant of marketing approval for RCC in the three licensed countries outside of the EU, as mutually agreed by the parties, of which two approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020, (iii) a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval for tivozanib for the treatment of each of up to three additional indications, (iv) $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, and (v) up to $335.0 million upon EUSA’s achievement of certain sales thresholds. In addition, the Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor any research and development reimbursement payments were earned in the three and six months ended June 30, 2022 and 2021. The Company is also eligible to receive an additional research and development reimbursement payment of up to $20.0 million, for the Company’s Phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies (the “TIVO-3 trial”), if Recordati elects to opt-in to that study.
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
Accounting Under ASC 606
Under ASC 606, the upfront consideration and regulatory milestones included in the $12.5 million aggregate transaction price, as described above, were being recognized as collaboration and licensing revenue over the Company’s estimated substantive performance period. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represented the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement was recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period. As of March 31, 2022, the Company determined that it has fulfilled its performance obligations under the contract in accordance with ASC 606 as the license was previously transferred and the Company is not currently providing substantive support under the EUSA Agreement. The Company recognized license and collaboration revenue of $0.0 million and approximately $0.5 million in the three months ended June 30, 2022 and 2021, respectively, and approximately $0.6 million and $1.0 million in the six months ended June 30, 2022 and 2021, respectively.
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
In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain, as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional EUSA licensed territories. The Company recognized royalty revenue of approximately $0.3 million in each of the three months ended June 30, 2022 and 2021 and approximately $0.5 million and $0.7 million in the six months ended June 30, 2022 and 2021, respectively.
The Company recognized total revenues under the EUSA Agreement of approximately $0.3 million and $0.8 million in the three months ended June 30, 2022 and 2021, respectively, and approximately $1.1 million and $1.7 million in the six months ended June 30, 2022 and 2021, respectively. The amount due to the Company from EUSA pursuant to the EUSA Agreement was approximately $0.3 million as of June 30, 2022.
Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement (the “Biodesix Agreement”) with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab, the Company’s potent humanized immunoglobulin G1 (“IgG1”) monoclonal antibody that targets HGF. Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” In September 2020, the Company regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights under the Biodesix Agreement.
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

In-License Agreements
St. Vincent’s
In July 2012, the Company entered into a license agreement with St. Vincent’s, under which the Company obtained an exclusive, worldwide sublicensable right to research, develop, manufacture and commercialize products for human therapeutic, preventative and palliative applications that benefit from inhibition or decreased expression or activity of growth differentiation factor-15 (“GDF15”), which is also referred to as MIC-1 (the “St. Vincent’s Agreement”). Under the St. Vincent’s Agreement, St. Vincent’s also granted the Company non-exclusive rights for certain related diagnostic products and research tools.
In order to sublicense certain necessary intellectual property rights to Novartis AG in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of June 30, 2022, the Company is required to make future milestone payments, up to an aggregate total of $12.1 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2022, the Company paid a $2.3 million time-based milestone obligation which became due to St. Vincent’s in January 2022. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.
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
Kyowa Kirin Co. (KKC)
In December 2006, the Company entered into an agreement with KKC (the “KKC Agreement”), under which it obtained an exclusive, sublicensable license to develop, manufacture and commercialize tivozanib in all territories in the world except for Asia and the Middle East, where KKC retained the rights to tivozanib. Under the KKC Agreement, the Company obtained exclusive rights to tivozanib in its territory under certain KKC patents, patent applications and know-how for the diagnosis, prevention and treatment of all human diseases and conditions (the “Field”). On August 1, 2019, the Company entered into an amendment to the KKC Agreement pursuant to which KKC repurchased the non-oncology rights to tivozanib in the Company’s territory, excluding the rights the Company has sublicensed to EUSA under the EUSA Agreement. The Company has upfront, milestone and royalty payment obligations to KKC under the KKC Agreement related to the amended Field for oncology development by the Company, and following the amendment, KKC also has upfront, milestone and royalty payment obligations to the Company related to non-oncology development by KKC in the Company’s territory. Pursuant to the amendment to the KKC Agreement, KKC made a non-refundable upfront payment to the Company in the amount of $25.0 million that was received in September 2019, and KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States. KKC is required to make milestone payments to the Company of up to an aggregate of $390.7 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications, of which the Company received a $2.8 million milestone payment in August 2020.
KKC Agreement
Upon entering into the KKC Agreement in 2006, the Company made an upfront payment in the amount of $5.0 million. In March 2010, the Company made a milestone payment to KKC in the amount of $10.0 million in connection with the dosing of the first patient in the Company’s clinical trial of tivozanib for the first-line treatment of RCC, which we refer to as our TIVO-1 trial. In December 2012, the Company made a $12.0 million milestone payment to KKC in connection with the acceptance by the FDA of the Company’s 2012 New Drug Application filing for tivozanib. Pursuant to the amendment to the KKC Agreement, KKC waived the one-time milestone payment of $18.0 million which would have otherwise been payable by the Company upon obtaining marketing approval on March 10, 2021 for tivozanib in the United States. Each milestone under the KKC Agreement was a one-time only payment obligation.
The Company has no remaining development and commercialization milestone payments due to KKC under the KKC Agreement.
The Company is required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of twelve years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. The Company recognized approximately $3.0 million and $0.8 million in the three months ended June 30, 2022 and 2021, respectively, and $5.4 million and $0.9 million in the six months ended June 30, 2022 and 2021, respectively, in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.
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
August 1, 2019 Amendment to the KKC Agreement
In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for United States approval of tivozanib, the Company earned and received a $2.8 million development milestone payment in August 2020 pursuant to the amendment to the KKC Agreement upon the acceptance of KKC’s investigational new drug (“IND”), application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan on August 2, 2020. KKC is also required to make remaining milestone payments to the Company of up to an aggregate of $387.9 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three and six months ended June 30, 2022 and 2021.

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
(5) Other Accrued Liabilities
Other accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
FOTIVDA U.S. Product Royalties	3,001	2,011
FOTIVDA Federal Rebates, Customer Credits and Co-Pay Assistance	2,298	1,170
Professional Fees	1,937	1,107
Other	767	1,133
Total	8,003	5,421

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
The remainder of the loan amount is available to the Company, at its option, subject to certain terms and conditions, including upon the achievement of the following milestones: (i) the second tranche in the initial amount of $10.0 million (“Tranche Two”) was available through June 30, 2021 upon achieving FDA approval of FOTIVDA (“Performance Milestone I”), (ii) the third tranche of $5.0 million (“Tranche Three”) was initially available from July 1, 2021 through January 31, 2022 assuming the Company was to achieve $20.0 million in U.S. net product revenues from sales of FOTIVDA, by no later than December 31, 2021 (“Performance Milestone II”), and (iii) the fourth tranche of $5.0 million (“Tranche Four”) was initially available through June 30, 2022 contingent upon the achievement of both Performance Milestone I and Performance Milestone II, and subject to the consent of Hercules.
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021 at the earliest, as described above. The interest rate as of June 30, 2022 was 11.15% based upon increases in the prime rate during 2022, in March, May and June.
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
The 2020 Loan Facility includes various financial and operating covenants, including that the Company maintain an unrestricted cash position of at least $10.0 million through the date the Third Tranche funding is received and at least $5.0 million thereafter through the maturity of the loan. The Company was also required to achieve greater than or equal to 75% of its forecasted U.S. net product revenues from its sales of tivozanib over a six month trailing period, as defined and measured on a monthly basis, effective upon the earlier of receiving Third Tranche funding and the month of April 2022.
On February 1, 2021, the Company entered into the second amendment to the 2017 Loan Agreement (the “2021 Loan Amendment”), which increased the 2020 Loan Facility from up to $35.0 million to up to $45.0 million following FDA approval of FOTIVDA. The 2021 Loan Amendment makes certain changes to the 2020 Loan Amendment, including, among other things, (i) increasing Tranche Two funding upon achieving Performance Milestone I from $10.0 million to $20.0 million, thereby increasing the total amount of then unfunded term loan commitments under the 2020 Loan Facility from $20.0 million to $30.0 million, (ii) increasing the amount of U.S. net product revenues from sales of FOTIVDA required to achieve Performance Milestone II from $20.0 million to $35.0 million and changing the deadline for achieving

Performance Milestone II from December 31, 2021 to April 1, 2022 and (iii) increasing the amount of the financial covenant for the maintenance of an unrestricted cash position from at least $10.0 million to at least $15.0 million from the date the Tranche Two funding is received until the date the Tranche Three funding is received and at least $10.0 million thereafter through the maturity of the Loan Agreement. In connection with the 2021 Loan Amendment, the Company incurred approximately $0.1 million in loan issuance costs paid directly to Hercules, which are accounted for as a loan discount.
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
On December 22, 2021, the Company completed the $5.0 million drawdown of Tranche Three funding under the 2021 Loan Amendment that was made available in connection with the achievement of Performance Milestone II upon the achievement of $35.0 million in U.S. net product revenues from sales of FOTIVDA. The achievement of Performance Milestone II extended the interest-only period by six months from September 30, 2022 to March 31, 2023, extended the loan maturity by one year from September 1, 2023 to September 1, 2024 and decreased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant from $15.0 million to $10.0 million thereafter through the maturity of the Loan Agreement.
On March 8, 2022, the Company entered into the third amendment to the 2017 Loan Agreement (the “2022 Loan Amendment”). The 2022 Loan Amendment (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of the Company's forecasted U.S. net product revenues from its sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, (ii) added a cash waiver, at the Company's election, in the event its actual U.S. net product revenues from its sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that the Company's unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June 30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for the Company to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
As of June 30, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. As of June 30, 2022, $5.0 million remains available to the Company in committed funding under the Loan Agreement, in Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period by December 15, 2022. The unamortized discount to be recognized over the remainder of the loan period was approximately $1.6 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively. Per the Loan Agreement, the end-of-term payment of approximately $0.8 million was paid on July 1, 2021, as scheduled.
The Loan Agreement is secured by substantially all of the Company’s assets, excluding intellectual property. The Loan Agreement provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the Loan Agreement when due; breach or default in the performance of any covenant under the Loan Agreement by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $500,000; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of June 30, 2022, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the Loan Agreement.
The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments, including interest and principal, under the loans payable outstanding as of June 30, 2022 are as follows (in thousands):

Year Ending December 31:	Amount
2022 (remaining six months)	$2,255
2023	22,927
2024	24,666
$49,848
Less amount representing interest	(7,068)
Less unamortized discount	(1,571)
Less deferred charges	(2,780)
Less loans payable current, net of discount	(5,182)
Loans payable non-current, net of discount	$33,247
(7) Common Stock

In June 2022, the Company amended its certificate of incorporation, which increased the number of authorized shares of common stock, $0.001 par value, by 30,000,000 from 50,000,000 shares to 80,000,000 shares. The amendment was approved by the Company’s board of directors on April 9, 2022 and adopted by its stockholders on June 7, 2022 at the Company’s 2022 annual meeting of stockholders.
As of June 30, 2022, the Company had 80,000,000 authorized shares of common stock, $0.001 par value, of which 34,614,284 shares were issued and outstanding.
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
Universal Shelf Registration Statement
On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of June 30, 2022, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.
Sales Agreement with SVB Leerink
In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of June 30, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

(8) Stock-based Compensation
Stock Incentive Plan
The Company previously maintained the 2010 Stock Incentive Plan (the “2010 Plan”) for employees, consultants, advisors and directors, as amended in March 2013, June 2014 and June 2017.
In April 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (as amended, the “2019 Plan”) and on June 12, 2019 the stockholders approved the 2019 Plan at the Annual Meeting of Stockholders. The 2019 Plan provides similar terms as the 2010 Plan, including: (i) a provision for the grant of equity awards such as stock options and restricted stock; (ii) that the exercise price of incentive stock options cannot be less than 100% of the fair market value of the common stock on the date of the grant for participants who own less than 10% of the total combined voting power of stock of the Company and not less than 110% for participants who own more than 10% of the total combined voting power of the stock of the Company; (iii) that options and restricted stock granted under the 2019 Plan vest over periods as determined by the Company's board of directors, which generally are equal to four years; and (iv) that options granted under the 2019 Plan expire over periods as determined by the Company’s board of directors, which generally are ten years from the date of grant. In April 2020, the Company's board of directors adopted an amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 1,300,000 shares, among other things. This amendment was approved by stockholders on June 10, 2020 at the Company’s 2020 annual meeting of stockholders. In April 2021, the Company's board of directors adopted an additional amendment to the 2019 Plan to increase the total number of shares reserved under the Plan by 2,200,000. This amendment was approved by stockholders on June 9, 2021 at the Company’s 2021 annual meeting of stockholders. In April 2022, the Company's board of directors adopted an additional amendment to the 2019 Plan to increase the total number of shares reserved under the 2019 Plan by 4,000,000. This amendment was approved by stockholders on June 7, 2022 at the Company’s 2022 annual meeting of stockholders.
Awards may be made under the 2019 Plan for up to the sum of (i) 8,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2022, there were 4,187,992 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,156,379	$9.45	7.55	$5,720
Granted	2,334,656	3.76
Exercised	(3,005)	5.26
Forfeited	(121,534)	13.94
Outstanding at June 30, 2022	5,366,496	$6.88	8.06	$7,264,545
Exercisable at June 30, 2022	1,885,155	$9.81	6.12	$940,678
The aggregate intrinsic value is based upon the Company’s closing stock price of $6.56 on June 30, 2022.

The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30,
	2022	2021
Volatility factor	97.42% - 102.52%	100.74% - 102.63%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	2.53% - 3.36%	0.96% - 1.17%
Dividend yield	—	—

Six Months Ended June 30,
	2022	2021
Volatility factor	97.19% - 102.52%	56.17% - 102.66%
Expected term (in years)	5.50 - 6.25	5.50 - 6.25
Risk-free interest rates	1.69% - 3.36%	0.06% - 1.17%
Dividend yield	—	—
Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $2.97 and $6.81, respectively.
As of June 30, 2022, there was $14.0 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 3.05 years.
Employee Stock Purchase Plan
In February 2010, the Company's board of directors adopted the 2010 Employee Stock Purchase Plan, as amended in March 2013 and in November 2017, (the “ESPP”). In April 2021, the Company's board of directors adopted an amended and restated ESPP (the “A&R ESPP”) to, among other things, increase the total number of shares reserved under the ESPP by 500,000 shares. Pursuant to the A&R ESPP the Company may sell up to an aggregate of 576,400 shares of Common Stock. The A&R ESPP was approved by stockholders on June 9, 2021 at the Company’s 2021 annual meeting of stockholders. In April 2022, the Company's board of directors adopted an amendment to the A&R ESPP to increase the total number of shares reserved under the A&R ESPP by 300,000 shares, pursuant to which the Company may sell up to an aggregate of 876,400 shares of Common Stock. This amendment was approved by stockholders on June 7, 2022 at the Company’s 2022 annual meeting of stockholders. The A&R ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the A&R ESPP. As of June 30, 2022, there were 575,834 shares available for future issuance under the A&R ESPP.
Pursuant to the A&R ESPP, the Company sold a total of 136,569 and 13,220 shares of common stock during the six months ended June 30, 2022 and 2021, respectively, at a purchase price of $3.39 and $4.38, respectively, which represents 85% of the closing price of the Company's common stock on the applicable purchase date. The total stock-based compensation expense recorded as a result of the A&R ESPP was $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively. The total stock-based compensation expense recorded as a result of the A&R ESPP was a nominal amount during the three and six months ended June 30, 2021.
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
Overview
We are a commercial stage, oncology-focused biopharmaceutical company committed to delivering medicines that provide a better life for patients with cancer. We currently market FOTIVDA® (tivozanib) in the United States. FOTIVDA is our first commercial product and was approved by the U.S. Food and Drug Administration, or FDA, for marketing and sale in the United States on March 10, 2021 for the treatment of adult patients with relapsed or refractory advanced, or R/R, renal cell carcinoma, or RCC, following two or more prior systemic therapies. We market and sell FOTIVDA in the United States through our commercial infrastructure, and have made FOTIVDA available to patients through a network of specialty pharmacies and distributors. We continue to develop tivozanib in immuno-oncology combinations and other novel targeted combinations in RCC and other indications, and we have other investigational programs in clinical development.
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

In June 2022, the National Comprehensive Cancer Network®, or NCCN, elevated FOTIVDA® (tivozanib) to a Category 1 status as a subsequent therapy for RCC patients who have received two or more prior therapies in its latest Kidney Cancer Treatment Guidelines. The NCCN Clinical Practice Guidelines, or the NCCN Guidelines, are a recognized standard for clinical policy in cancer care and are developed through review of evidence and recommendations from physicians and oncology researchers. We believe the NCCN Guidelines are recognized and followed by both academic and community oncologists when selecting appropriate therapeutic options for their patients, in addition to reimbursement and treatment pathways, and FOTIVDA’s elevated status may positively impact prescribing decisions by physicians and the commercialization of FOTIVDA. Based on third party data, we believe we took a leadership position in the number of new third-line R/R RCC patient starts during the first quarter of 2022 and remained a leader in new third-line R/R RCC patient starts during the second quarter of 2022. We believe that remaining a leader in new patient starts is a leading indicator of progress toward our objective to become the market share leader and the standard of care in the third-line R/R RCC setting.
Restrictions related to the ongoing COVID-19 pandemic have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. Notwithstanding these challenges, as of June 30, 2022, prescriptions for FOTIVDA and product revenues have increased quarter over quarter since the beginning of our commercial launch. We aim to continue to deliver quarter over quarter U.S. net revenue and underlying prescription demand growth as we continue to execute on our commercial strategy to support the adoption of FOTIVDA in appropriate patients.
We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States. Based on third party estimates, the current U.S. market for R/R RCC therapy is more than $1.7 billion, including $1.3 billion in the second line and $480.0 million in the third and fourth lines. Data from the TIVO-3 trial demonstrated the superior efficacy and improved tolerability of FOTIVDA when compared to an approved VEGFR TKI in the RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies, and we believe that FOTIVDA could become a standard of care in the United States in the third line relapsed or refractory advanced setting. Further, we are seeking to generate data to support regulatory approval of tivozanib in combination with nivolumab in the second line R/R RCC setting, which represents a larger market opportunity than the third line R/R RCC setting, through our Phase 3 clinical trial designed to evaluate the safety and efficacy of tivozanib in combination with nivolumab as compared to tivozanib monotherapy in RCC patients who have progressed following one or two lines of therapy, one of which was an immune checkpoint inhibitor, or ICI, which we refer to as the TiNivo-2 trial. We currently expect enrollment in the TiNivo-2 trial to be completed in the second quarter of 2023. We and our collaboration partners are also developing tivozanib in combination with ICIs and a hypoxia inducible factor 2α, or HIF2α, inhibitor to support the expansion of tivozanib's potential utility in RCC.
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, we and our collaboration partners are continuing to develop tivozanib in RCC and in additional cancer indications with significant unmet medical needs including hepatocellular carcinoma, or HCC, and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with ICIs. In addition, we are evaluating tivozanib as a monotherapy in cholangiocarcinoma, or CCA. We and our collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial, or IST, agreements or our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Surgical Oncology Program, or NCI-SOP.

We are also seeking to advance our pipeline of four wholly owned IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353, to position each product candidate for further development by partners with us retaining all, or a portion of, the North American oncology commercial rights related to these product candidates.
Business Update Regarding COVID-19
The COVID-19 pandemic has and will continue to affect economies and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients, communities and business operations to varying degrees. We have and may continue to experience disruptions in the future that could directly or indirectly impact our results of operations, including product revenue and our financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, periodic and seasonal spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19 and the broad availability of effective vaccines and antiviral treatments, among others. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see “Part II. Item 1A - Risk Factors” included in this Quarterly Report on Form 10-Q.
Financial Overview
We do not have a history of generating operating profits and, as of June 30, 2022, we had an accumulated deficit of $693.1 million, a portion of which consist of net operating losses that we believe can be used as tax credits to offset future revenues. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets.
We may require substantial additional capital to continue to advance our pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States. Please see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” of this Quarterly Report for a further discussion of our funding requirements.
Revenue
Prior to the commercial launch of FOTIVDA in March 2021, our revenues were historically generated primarily through collaborative research, development and commercialization agreements. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; milestone payments; and royalties on future product sales. In November 2017, we began earning sales royalties upon EUSA Pharma (UK) Limited’s, or EUSA’s, commencement of the first commercial launch of FOTIVDA.
On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. We commenced commercial sales of our first product FOTIVDA in the United States on March 22, 2021. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of the payments that we receive upon the sales of FOTIVDA and any future products, to the extent any are successfully commercialized, and license fees, research and development reimbursements, milestones, royalties and other payments received under our strategic partnerships. If we or our collaboration partners fail to complete the development of our product candidates in a timely manner or to obtain or maintain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
At this time, we cannot reasonably estimate or know the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates, or the period, if any, in which material net cash inflows may commence from sales of any approved products. This uncertainty is due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:
•our ability to establish and maintain strategic partnerships to execute our strategy to partner our clinical stage assets, the terms of those strategic partnerships and the success of those strategic partnerships, if any, including the timing and amount of payments that we might receive from strategic partners;
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
Income Taxes
We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of June 30, 2022, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2022, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.
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
Results of Operations
Comparison of Three and Six Months Ended June 30, 2022 and 2021
Revenues (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
FOTIVDA U.S. product revenue, net	$25,006	$6,735	$18,271	271%	$45,092	$7,801	$37,291	478%
Partnership revenue - EUSA	298	821	(523)	(64)%	1,132	1,675	(543)	(32)%
Total revenues	$25,304	$7,556	$17,748	235%	$46,224	$9,476	$36,748	388%

Our total revenues increased by $17.7 million, or 235%, to $25.3 million in the three months ended June 30, 2022, from $7.6 million in the same period in 2021, and by $36.7 million, or 388%, to $46.2 million in the six months ended June 30, 2022 from $9.5 million in the same period in 2021, principally due to the commencement of sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.
Partnership revenues from EUSA decreased by $0.5 million, or 64%, to $0.3 million in the three months ended June 30, 2022, from $0.8 million in the same period in 2021, principally due to a decrease of $0.5 million in collaboration and licensing revenue.
Partnership revenues from EUSA decreased by $0.5 million, or 32%, to $1.1 million in the six months ended June 30, 2022 from $1.7 million in the same period in 2021, principally due to decreases of $0.4 million in collaboration and licensing revenue and $0.1 million in royalties.

Under Accounting Standards Codification, Revenue from Contracts with Customers, or ASC 606, the $12.5 million in total research and development reimbursement and milestone payments by EUSA to the Company was being recognized as collaboration and licensing revenue over the Company’s estimated substantive performance period. As of March 31, 2022, the Company determined that it has fulfilled its performance obligations in accordance with ASC 606 as the Company is not currently providing substantive support under the license agreement with EUSA, or the EUSA Agreement. Accordingly, the $12.5 million in deferred revenue for total research and development reimbursement and milestone payments was fully amortized as of March 31, 2022.

Refer to Note 4 “Collaborations and License Agreements – EUSA”, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the specific application of ASC 606 to the EUSA Agreement.
FOTIVDA U. S. Product Revenue, Net (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Gross product revenue	$30,404	$7,993	$22,411	280%	$55,048	$9,249	$45,799	495%
Discounts and allowances	(5,398)	(1,258)	(4,140)	329%	(9,956)	(1,448)	(8,508)	588%
Product revenue, net	$25,006	$6,735	$18,271	271%	$45,092	$7,801	$37,291	478%
Our product revenues, net increased by $18.3 million, or 271%, to $25.0 million in the three months ended June 30, 2022, from $6.7 million in the same period in 2021, and by $37.3 million, or 478%, to $45.1 million in the six months ended June 30, 2022 from $7.8 million in the same period in 2021, principally due to increases in the number of units sold to specialty pharmacies and specialty distributors that were driven by a strong uptake in the adoption of FOTIVDA following the commercial launch in the United States on March 22, 2021. In the second quarter of 2022, 1.157 commercial prescriptions were filled, representing a 309% increase from 283 commercial prescriptions filled during the same period in 2021. In the first half of 2022, 2.134 commercial prescriptions were filled, representing a 654% increase from 283 commercial prescriptions filled during the same period and following FOTIVDA’s approval in March 2021.
We anticipate FOTIVDA U.S. net product revenues will be in the range of $100.0 million to $110.0 million in 2022.
Cost of Products Sold (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of products sold	$3,065	$822	$2,243	273%	$5,499	$960	$4,539	473%
Gross margin %	88%	88%		—%	88%	88%		—%

We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to Kyowa Kirin Co., or KKC, on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of the cost of inventory sold, indirect labor costs, and shipping and other third-party logistics and distribution costs for FOTIVDA.
We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development expenses, which favorably impacted our gross margin. Our initial commercial supply of FOTIVDA was manufactured prior to FDA market approval on March 10, 2021 and had been expensed to research and development expenses. In 2021, subsequent to the FDA’s market approval of FOTIVDA, we conducted resupply manufacturing of tivozanib in connection with upcoming drug expirations beginning in the fourth quarter of 2022 and capitalized these costs as inventory. In the second quarter of 2022, we changed our salable inventory to the resupply and began recognizing cost of products sold related to inventory.
We anticipate that gross margins will continue to be in the mid-to-high 80th percentile in 2022.
Research and Development Expenses (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Comparison
	2022	2021	$	%	2022	2021	$	%
Tivozanib	$7,157	$4,627	$2,530	55%	$10,999	$8,483	$2,516	30%
Ficlatuzumab	3,549	533	3,016	566%	6,482	983	5,499	559%
AV-380 Program in Cachexia	1,206	1,218	(12)	(1)%	4,095	1,985	2,110	106%
Other	406	500	(94)	(19%)	902	1,224	(322)	(26)%
Total research and development expenses	$12,318	$6,878	$5,440	79%	$22,478	$12,675	$9,803	77%
Our total research and development expenses increased by $5.4 million, or 79%, to $12.3 million in the three months ended June 30, 2022 from $6.9 million in the same period in 2021.
Our total research and development expenses increased by $9.8 million, or 77%, to $22.5 million in the six months ended June 30, 2022 from $12.7 million in the same period in 2021.
Tivozanib expenses increased by $2.5 million, or 55%, in the three months ended June 30, 2022 as compared to the same period in 2021,principally due to increases of $1.5 million in costs incurred in connection with the TiNivo-2 trial that was initiated in the third quarter of 2021, $0.6 million in clinical drug supply manufacturing, and $0.4 million in costs incurred with other support activities.
Tivozanib expenses increased by $2.5 million, or 30%, in the six months ended June 30, 2022 as compared to the same period in 2021, principally due to increases of $1.8 million in costs incurred in connection with the TiNivo-2 trial that was initiated in the third quarter of 2021 and $0.6 million in clinical drug supply manufacturing.
AV-380 expenses were $1.2 million and remained flat in the three months ended June 30, 2022 as compared to the same period in 2021, and increased by $2.1 million, or 106%, in the six months ended June 30, 2022 as compared to the same period in 2021, principally related to a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2022, partially offset by $0.2 million in costs incurred in the six months ended June 30, 2021 in connection with the Phase 1 clinical trial of AV-380 in healthy volunteers that were not incurred in the same period in 2022.
Ficlatuzumab expenses increased by $3.0 million, or 566%, in the three months ended June 30, 2022 as compared to the same period in 2021, and by $5.5 million, or 559%, in the six months ended June 30, 2022 as compared to the same period in 2021, principally related to costs incurred in connection with the manufacturing of drug substance for clinical drug supply for a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with human papillomavirus, or HPV, negative recurrent or metastatic, or R/M, head and neck squamous cell carcinoma, or HNSCC patients, that we plan to initiate in the first half of 2023.
We anticipate that research and development expenses will continue to increase during the remainder of 2022, principally related to the enrollment of the TiNivo-2 Trial for the treatment of RCC patients who have progressed following one or two lines of therapy, one of which was an immune checkpoint inhibitor, or ICI, a Phase 1b clinical trial in AV-380 in cancer patients that we plan to initiate in the second half of 2022, and co-funding pursuant to the clinical trial collaboration and supply agreement with NiKang Therapeutics Inc. for a Phase 2 clinical trial to evaluate tivozanib in combination with NKT2152 in clear cell RCC patients who have not responded to or relapsed from prior therapies. These increases in 2022 research and development expenses will be partially offset by lower costs, principally related to the TIVO-3 Trial that closed in the second half of 2021 following the FDA’s approval of FOTIVDA on March 10, 2021. We anticipate that research and development expenses will be approximately $50.0 million in 2022, a reduction from our prior range of $60.0 million to $70.0 million, as we focus our spending on clinical development programs to expand the commercial opportunity of tivozanib for the treatment of RCC and to position our other product candidates for further development by partners and minimize our research and development expenses while retaining all, or a portion of, the North American oncology commercial rights related to these product candidates. The timing and nature of contemplated activities in 2022 will be conducted subject to the availability of sufficient financial resources.
Selling, General and Administrative Expenses (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative expenses	$17,075	$14,920	$2,155	14%	$34,412	$30,020	$4,392	15%
Selling, general and administrative expenses increased by $2.2 million, or 14%, to $17.1 million in the three months ended June 30, 2022 from $14.9 million in the same period in 2021. The $2.2 million increase was principally due to increases totaling $2.7 million, including: (i) $0.5 million in connection with compensation costs related to our commercial infrastructure (ii) $1.4 million in connection with external initiatives related to the commercialization of FOTIVDA, and (iii) $0.8 million in general and administrative-related compensation costs. These increases were partially offset by a $0.5 million decrease in general and administrative-related professional fees.
Selling, general and administrative expenses increased by $4.4 million, or 15%, to $34.4 million in the six months ended June 30, 2022 from $30.0 million in the same period in 2021. The $4.4 million increase was principally due to increases totaling $5.4 million, including: (i) $1.9 million in connection with compensation costs related to a full six months of growth in our commercial infrastructure, including the hiring of our salesforce in the first quarter of 2021, (ii) $2.2 million in connection with external initiatives related to a full six months of commercialization following the launch of FOTIVDA on March 22, 2021, and (iii) $1.3 million in general and administrative-related compensation costs. These increases were partially offset by a $1.0 million decrease in general and administrative-related professional fees.

We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will stay at current levels for the remainder of 2022. We anticipate that selling, general and administrative expenses will be approximately $70.0 million, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses.
Change in Fair Value of Expired PIPE Warrant Liability (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in fair value of expired PIPE Warrant liability	$—	$2,595	$(2,595)	(100%)	$—	$199	$(199)	(100)%
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
In the six months ended June 30, 2021, we recorded an approximate non-cash gain of $0.2 million in our Statement of Operations attributable to the decrease in the fair value of the PIPE Warrant liability that resulted from the expiration of the PIPE Warrants on May 16, 2021.

Interest Expense, net (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense, net	$(1,165)	$(1,128)	$(37)	3%	(2,353)	$(1,739)	$(614)	35%
Interest expense, net remained flat, in the three months ended June 30, 2022 and increased by $0.6 million ,or 35%, to $2.4 million in the six months ended June 30, 2022 from $1.7 million as compared to the same period in 2021, principally due to higher loan balances under the 2020 Loan Amendment and 2021 Loan Amendment, as defined below, that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021, respectively and higher interest rates due to corresponding increases in the prime rate. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.
We anticipate that interest expense, net will continue to increase during the remainder of 2022 due to the $40.0 million loan balance as of June 30, 2022, the extended interest-only period through March 2023 pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules, and the increase in the interest rate from the initial 9.65% to 11.15% as of June 30, 2022 due to increases in the prime interest rate.
Liquidity and Capital Resources
We have financed our operations to date primarily through private placements and public offerings of our common stock, license fees, milestone payments, royalty payments and research and development funding from strategic partners, loan proceeds and sales revenues of our first commercial product FOTIVDA in the United States. As of June 30, 2022 we had cash, cash equivalents and marketable securities of approximately $77.2 million. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital

Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,671)	$(37,001)
Net cash provided by (used in) investing activities	9,736	(28,195)
Net cash provided by financing activities	561	78,170
Net (decrease) increase in cash and cash equivalents	$(374)	$12,974
Our operating activities used cash of $10.7 million and $37.0 million in the six months ended June 30, 2022 and 2021, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.
Our investing activities provided cash of $9.7 million and used $28.2 million in the six months ended June 30, 2022 and 2021, respectively, principally due to net changes in the purchases and maturities of marketable securities.
Our financing activities provided cash of $0.6 million and $78.2 million in the six months ended June 30, 2022 and 2021, respectively. In 2022, we received $0.6 million in proceeds in connection with the issuance of common stock under our Amended and Restated 2019 Employee Stock Purchase Plan, as amended. In 2021, we raised approximately $78.1 million in funding, including approximately (i) $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, (ii) $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules in March 2021 related to the achievement of the milestone for FDA approval of FOTIVDA, net of transaction costs, (iii) $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and (iv) $3.1 million in proceeds from the exercise of Offering Warrants.
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
On March 8, 2022, we entered into the 2022 Loan Amendment, which (i) changed the operating covenant to decrease the achievement of greater than or equal to 75% of our forecasted net product revenues from our sales of tivozanib over a six-month trailing period to 65%, as defined and measured on a monthly basis, and extended the month of commencement from April 2022 to June 2022, and (ii) added a cash waiver, at our election, in the event our actual U.S. net product revenues from our sales of tivozanib over a six-month trailing period are below the monthly minimum operating covenant of 65%, such that our unrestricted cash position is equal to or greater than the then total outstanding principal under the Loan Agreement for each day of such month, (iii) changed Tranche Four funding, in the amount of $5.0 million, that was subject to the consent of Hercules to the achievement of $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period, or Performance Milestone III, and extended the availability of Tranche Four funding from June 30, 2022 to December 15, 2022, and (iv) increased the amount of unrestricted cash required for us to satisfy the minimum financial covenant from $10.0 million to $15.0 million upon the earlier of receiving the Tranche Four funding or January 1, 2023, through the maturity of the Loan Agreement.
As of June 30, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of

September 1, 2024. The interest rate as of June 30, 2022 was 11.15% based upon increases in the prime rate during 2022, in March, May and June. As of June 30, 2022, $5.0 million remains available to us in committed funding under the Loan Agreement for Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in U.S. net product revenues from sales of FOTIVDA over a trailing three-month period.
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
We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of June 30, 2022, we were in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the 2020 Loan Facility.
See Note 6 “Hercules Loan Facility” to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our Loan Agreement with Hercules.
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
Sales Agreement with SVB Leerink ($22 Million Availability Future Stock Sales)
In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50.0 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of June 30, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
Universal Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of June 30, 2022, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

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
On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays that may be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. Absent the realization of sufficient revenues from product sales to support our cost structure, we may never attain or sustain profitability. We may require substantial additional funding to continue to advance our pipeline of clinical and preclinical stage assets, and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, principally product sales of FOTIVDA in the United States.
During the six months ended June 30, 2022, we received an aggregate of approximately $42.8 million in funding, including approximately $40.7 million in net cash receipts from the product sales of FOTIVDA in the United States and approximately $2.1 million in partnership cost sharing payments.
We believe that our $77.2 million in cash, cash equivalents and marketable securities as of June 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States will enable us to maintain our current operations for more than 12 months following the filing of this Quarterly Report on Form 10-Q.
In 2022, we anticipate that FOTIVDA U.S. net product revenue will be in the range of $100.0 million to $110.0 million. We anticipate that selling, general and administrative expenses will be approximately $70.0 million in 2022, including approximately $50.0 million in commercial expenses and approximately $20.0 million in general and administrative expenses. In 2022, we anticipate that research and development expenses will now be approximately $50.0 million, a reduction from our prior guidance range of $60.0 million to $70.0 million, as we focus our spending on clinical development programs to expand the commercial opportunity of tivozanib for the treatment of RCC and to position our other product candidates for further development by partners and minimize our research and development expenses while retaining all, or a portion of, the North American oncology commercial rights related to these product candidates.
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
•our ability to expand the commercial opportunity of tivozanib for the treatment of RCC;

•our ability to position our product candidates for further development by partners and the financial terms of such agreements;
•our ability to establish and maintain strategic partnerships to execute our strategy to partner our clinical stage assets or other arrangements, including our ability to potentially acquire or in-license one or more additional commercial stage assets, and the financial terms of such agreements;
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
We may require substantial additional funding to potentially acquire or in-license additional commercial stage assets and to continue to advance our pipeline of clinical and preclinical stage assets. We may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock or through additional credit facilities, these securities and/or the loans under credit facilities could provide for rights senior to those of our common stock and could contain covenants that would restrict our operations. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, we may never achieve the milestone specified in the Loan Agreement that would allow us to access the remaining $5.0 million in available credit. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to raise substantial additional funding to advance our pipeline of clinical and preclinical stage assets to position each for partnership opportunities that may further advance these product candidates, whether on terms that are acceptable to us, or at all or if we were to default under the 2020 Loan Facility, and Hercules accelerated the then remaining principal payments and fees due under the loan, then we may be required to:
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
Winter Street Lease

In March 2020, we entered into a sublease agreement for office space located at 30 Winter Street in Boston, Massachusetts (the “Winter Street Sublease”) that is scheduled to expire in November 2022. On April 4, 2022, in advance of this expiration, we entered into an office lease agreement (the “Office Lease”) with the landlord to continue leasing our current 6,465 square foot office space at 30 Winter Street in Boston, Massachusetts for an additional two (2) years beginning on November 30, 2022 and ending on November 29, 2024. Under the Office Lease, we will continue to lease the office space for $50.00 per square foot, or approximately $0.3 million in base rent for the first year and $51.00 per square foot, or approximately $0.3 million for the remaining year until the expiration date, each exclusive of operating expenses and taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 3.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of incurring operating losses and as of June 30, 2022, we had an accumulated deficit of $693.1 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.
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
We believe that our $77.2 million in cash, cash equivalents and marketable securities as of June 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States, would enable us to maintain our current operations for more than 12 months following the filing of this Quarterly Report on Form 10-Q.
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
Four customers accounted for approximately all of our U.S net product revenues for FOTIVDA in the quarter ended June 30, 2022. One large specialty distributor accounted for 40% of our U.S. net product revenues for FOTIVDA in the quarter ended June 30, 2022, and we anticipate this customer will continue to be a significant contributor to our U.S. net product revenues for FOTIVDA for the remainder of 2022. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers in any one period may not continue to be significant customers in other periods. In any given year, there is a possibility that a single specialty pharmacies and specialty distributors may account for 50% or more of our U.S. net product revenues for FOTIVDA. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.
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
Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or through EUSA, which was acquired by Recordati S.p.A., or Recordati, in March 2022, in those countries outside the United States where FOTIVDA is currently approved. While we recorded a growing number of commercial prescriptions during the six month period ended June 30, 2022, factors beyond our control may result in decreases in commercial prescriptions each month or each quarter. If commercial prescription demand becomes stagnant or decreases it would substantially impact our revenues from product sales, adversely affect our profitability on a quarterly or annual basis and depress the market price of our common stock.
We are also dependent on the success of the continued clinical development of tivozanib and our ability to obtain additional marketing approvals for tivozanib in one or more other indications.
The success of FOTIVDA will depend on a number of factors, including the following:
•our ability to successfully commercialize FOTIVDA in the United States;
•our ability to enhance commercial awareness of FOTIVDA;
•commercial acceptance by physicians, patients, third-party payors and others in the medical community;
•our ability to gain access to customers during the COVID-19 pandemic;
•our ability to successfully enroll and complete clinical trials of tivozanib, including the TiNivo-2 Trial;
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

If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of FOTIVDA®, the sales of FOTIVDA®could be adversely affected.
Once a new drug application, or NDA, is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.
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
Generic drug manufacturers may seek to launch generic products following the expiration of the applicable exclusivity period for FOTIVDA, even if we still have regulatory exclusivity and/or patent protection for such products. Competition that FOTIVDA could face from generic versions could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in developing FOTIVDA.

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
Preclinical and clinical testing is expensive, is difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, particularly given that many of our clinical trial sites are research hospitals that have imposed restrictions on entry and other activity as a result of the COVID-19 pandemic. The preclinical and clinical development of our product candidates is susceptible to the risk of failure inherent at any stage of product development. For example, in December 2020, the FDA approved our IND application for AV-380 for the potential treatment of cancer cachexia. In October 2021, we completed enrollment for a Phase 1 clinical trial in healthy subjects. Initial data observed a satisfactory reduction of GDF15 in subjects and no drug related adverse events were identified. However, operational errors at the trial site have caused data integrity concerns and we have notified the FDA. We plan to discuss with the FDA the suitability of the data for regulatory purposes and our ability to publish the data from this trial. We do not expect the data quality issues in the Phase 1 clinical trial to impact our plans to initiate a Phase 1b clinical trial in cancer patients in the second half of 2022. We cannot be certain that the data integrity concerns related to the Phase 1 clinical trial will not ultimately delay the development of our AV-380 program.
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
•our third-party contractors or those of any collaborators, including those manufacturing our product candidates or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements, including Good Manufacturing Practices (“GMPs”), Good Clinical Practices (“GCPs”) or Good Laboratory Practices (“GLPs”), or meet their contractual obligations to us or any collaborators in a timely manner or at all;
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

If we fail to develop, acquire, in-license and commercialize other product candidates or additional commercial stage assets, we may be unable to grow our business.
Although the commercialization of FOTIVDA and the continued development of tivozanib is our primary focus, as part of our growth strategy, we are developing a pipeline of product candidates and we may seek to acquire or in-license additional commercial stage products. We may be unable to identify, acquire or in-license on favorable terms one or more additional commercial stage products. Further, our commercial infrastructure may be unsuccessful in commercially launching any additional commercial stage products we acquire.
Our earlier stage product candidates and any earlier stage product candidates we acquire or in-license will require additional, time-consuming and costly development efforts, by us or by our collaborators, prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or applicable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace, or will be more effective than other commercially available alternatives.
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
In addition, participation in our clinical trials will be affected by clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied and the drug being provided as a control in relation to other available therapies, including any new drugs that may be approved or any changes to the standard of care for the indications we are investigating. For example, changes in the standard of care in HCC have extended treatment time with first line therapies and reduced the presence of a sufficient patient pool suitable for the DEDUCTIVE trial, which delayed patient enrollment for the trial.
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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential for marketing approval and commercialization, as well as those that are most aligned with our strategic goals. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. For example, we and AstraZeneca recently decided to close the cohort B portion of the DEDUCTIVE trial, which was previously expected to complete enrollment in the second half of 2022. Depending on the long-term data from cohort A of the DEDUCTIVE trial and our ability to identify a collaboration partner, we may continue developing tivozanib for the treatment of HCC. However, there can be no assurance that we will continue to do so, which may impact the commercial potential of tivozanib.

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
The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by third-party payors, including government health care programs and private health insurers. For example, our European licensee for FOTIVDA, EUSA, is working to secure reimbursement approval for and commercially launch FOTIVDA in many of the countries in which FOTIVDA has been approved. However, there is significant competition in the first-line RCC setting in the EU due to the approval of several immunotherapy combinations which have become a standard of care and impacted the market opportunity for monotherapy treatments. If EUSA is unable to secure reimbursement approval, or reimbursement is limited, and if EUSA is unable to commercially launch FOTIVDA in additional countries and does not seek to expand the label for FOTIVDA to the R/R RCC setting, it may materially impact our ability to generate revenue from sales of FOTIVDA outside of the United States. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us or our collaborators to establish or maintain pricing sufficient to realize a sufficient return on our investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time consuming and costly and may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently.
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage or interruption from computer viruses, worms and other destructive or disruptive software, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber incidents by malicious third parties. Our sensitive commercial and personal information also may be subject to security breaches in other contexts, related to personal devices or other technology or systems where this information can be collected, stored and used. Cyber incidents are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. Cyber incidents could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber incidents also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We could be subject to risks caused by cyber incidents, misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including commercial information and personal information of our employees, patients, clinical trial participants and third-party vendors.
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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect our operations, including our ability to commercialize FOTIVDA by restricting in-person access to treating oncologists and restricting in-person access to certain institutions, our ability to initiate new trials or complete ongoing clinical trials and our ability to manufacture clinical product and may have other adverse effects on our business, operations and ability to raise capital.
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
The COVID-19 pandemic has also impacted the initiation, enrollment and completion of certain of our ongoing and planned clinical trials both in the United States and in the European Union. For example, the pandemic partially slowed enrollment of the DEDUCTIVE trial in that it hindered patients' ability to attend routine physical medical assessments with their clinicians resulting in delays in diagnosis and, at times, treatment of cancer in patients. Further, as certain sites for the DEDUCTIVE trial have become available for in-person monitoring, other sites are difficult to schedule for in-person monitoring due to the on-going COVID-19 pandemic and to the extent possible, due to the COVID-19 pandemic, monitoring is being conducted remotely. We do not yet know whether remote management of this function will prove to be sufficient.
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

•any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations or, in the case of combination trials, our study collaborators, due to staffing shortages, production slowdowns or stoppages or disruptions in delivery systems; and
•availability of future capacity at contract manufacturing organizations, or CMOs, to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products.
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
We may not be successful in establishing or maintaining strategic partnerships to execute our strategy to partner our clinical stage assets and further the development of our therapeutic programs. Additionally, if any of our current or future strategic partners fails to perform its obligations or terminates the partnership, the development and commercialization of the product candidates under such agreement could be delayed or terminated. Such failures could have a material adverse effect on our operations and business.
Our success will depend in significant part on our ability to execute our strategy to partner, on favorable terms, our clinical stage assets for further development and minimize our research and development expenses, which will require us to attract and maintain strategic partners and strategic relationships with other biotechnology or pharmaceutical companies . In these partnerships, we would expect our strategic partner to provide capabilities in research, development, regulatory filings, marketing and sales, in addition to funding.
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
Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us. If any strategic partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own. If any current or future strategic partners do not devote sufficient time and resources to their arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. For example, in March 2020, CANbridge Life Sciences, Ltd, or CANbridge, advised us that it was evaluating alternative development plans for AV-203, which would delay the initiation of clinical trials of AV-203. Then, in March 2021, CANbridge exercised its right to terminate the collaboration and license agreement for convenience. The transfer of the AV-203 program occurred in September 2021, which has delayed the initiation of clinical trials of AV-203 even further.
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
Risks Related to Our Intellectual Property Rights
We could be unsuccessful in obtaining or maintaining adequate market exclusivity and/or patent protection for one or more of our product candidates, or the scope of our patent protection could be insufficiently broad, which could result in competition and a decrease in the potential market share for our product candidates.
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
Depending upon the circumstances, the term of our owned and in-licensed patent rights that cover our product candidates may be extended in the United States under the Hatch-Waxman Act, by Supplementary Protection Certificates, or SPCs, in certain countries, and by similar legislation in other countries, for delays incurred when seeking marketing approval for a drug candidate. For example, the Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within the applicable deadline, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be materially reduced. For example, we have exclusive license rights to a first U.S. patent covering the tivozanib molecule and its therapeutic use, which, inclusive of a one year interim extension granted by the USPTO, is scheduled to expire in April 2023, and a second U.S. patent covering the crystalline form of tivozanib, which is scheduled to expire in November 2023. In view of the length of time tivozanib had been under regulatory review at the FDA, a patent term extension of up to five years may be available. Although we have applied for patent term extensions on each U.S. patent, only one patent may be extended, and, when appropriate, we will have to elect which patent is to be extended. If a five-year extension were to be granted, if applied to the first patent, the term could be extended to April of 2027, and if applied to the second patent, the term could be extended to November of 2028. However, the length of the extension could be less than we request, or no extension may be granted at all. If we do not obtain a patent term extension, or do not obtain the full five years of patent term extension that we have applied for, we may have to rely solely on our five-year new chemical entity regulatory exclusivity granted by the FDA for FOTIVDA, which expires on March 10, 2026. (See Risk Factor “Risks Related to Development and Commercialization of Our Product Candidates—If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of FOTIVDA the sales of FOTIVDA could be adversely affected.”)
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
FOTIVDA and any product candidate for which we or our collaborators obtain marketing approval in the future will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current GMP, or cGMP, requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy. For example, FDA approval of FOTIVDA is subject to limitations on the indicated uses for which FOTIVDA may be marketed, specifically the treatment of adults with relapsed or refractory advanced RCC who have progressed following two or more systemic therapies. Accordingly, we expect to continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we fail to comply with these requirements, we could have the marketing approval for FOTIVDA withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability.
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
Transparency Requirements. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or transfers of value made to physicians, other healthcare providers and teaching hospitals, as well as information regarding ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

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

In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS we may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreements, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.
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
In addition, in October 2020, the U.S. Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration until January 1, 2026 by the Infrastructure Investment and Jobs Act. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.
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
Finally, outside the United States, in some nations, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of FOTIVDA is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, with additional laws and amendments being passed on a regular basis. As one example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which applies to all member states of the European Economic Area, or EEA. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Compliance with the GDPR is a rigorous, expensive and time-consuming process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any EU activities.
Given the breadth and depth of the GDPR and changes in data protection obligations, preparing for and complying with these requirements is rigorous, expensive and time-consuming and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union and otherwise across the world. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials participants, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain market exclusivity and/or patent protection for our technologies;
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
•the level of U.S. net product revenues from the sales of FOTIVDA;
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
As of June 30, 2022, we had approximately $77.2 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund, and high-grade debt securities, including U.S. government agency securities. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.

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
In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have determined that we experienced a Section 382 ownership change in the past; however, currently no portion of our net operating loss and tax credit carryforwards is subject to restriction from utilization under Section 382 due to the carryover of unused available Section 382 limitation. We may also experience future ownership changes as a result of shifts in our stock ownership, which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Registrant	8-K	001-34655	06/08/2022	3.1
10.1	Office Lease dated April 4, 2022, by and between Registrant and TFC 30 Winter, LLC	8-K	001-34655	04/04/2022	99.1
10.2	Amendment No. 3 to AVEO Pharmaceuticals, Inc. 2019 Equity Incentive Plan.	8-K	001-34655	06/08/2022	99.1
10.3	AVEO Pharmaceuticals, Inc. Amended and Restated 2010 Employee Stock Purchase Plan, as amended.	8-K	001-34655	06/08/2022	99.2
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: August 4, 2022	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial And Accounting Officer