Form 10-Q
period 2022-09-30
AVEO PHARMACEUTICALS, INC.
filed 2022-11-07
CIK 1325879

RL DEFA14A: Additional proxy soliciting materials - definitive.fromPatent rights

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2022: 34,763,127

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
Cautionary Note Regarding Forward-Looking Statements and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation statements with respect to the plans, strategies and objectives of management for future operations; statements concerning product research, development and commercialization plans, timelines and anticipated results; statements of expectation or belief; statements with respect to clinical trials and studies; statements with respect to the therapeutic potential of product candidates; any expectations of revenue, expenses, earnings or losses from operations, or other financial results; and statements of assumptions underlying any of the foregoing. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks”, “will”, “strategy”, “potential”, “should”, “would” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements may include, but are not limited to, statements about:

•our plans and expectations regarding our pending transaction with LG Chem, Ltd., and our anticipated timeframe in which to complete the transaction, and if it is completed at all;
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
3

small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
The forward-looking statements included in this quarterly report represent our estimates as of the filing date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make and do not assume the consummation of our pending transaction with LG Chem, Ltd., unless specifically stated otherwise.
Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A., “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
If any of the following risks occur, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
•We may not complete the pending acquisition by LG Chem, Ltd., or LG Chem., within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
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
2

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
3

Part I.	Financial Information
4

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$77,398	$70,542
Marketable securities	—	16,784
Trade receivables, net	18,717	9,811
Partnership receivables	1,047	1,790
Inventory	1,106	1,656
Clinical trial retainers	706	1,181
Other prepaid expenses and other current assets	1,757	2,972
Total current assets	100,731	104,736
Property and equipment, net	225	276
Operating lease right-of-use asset	32	178
Other assets	245	151
Total assets	$101,233	$105,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,039	$2,712
Accrued clinical trial costs and contract manufacturing	10,589	5,046
Accrued compensation and benefits	5,728	4,963
Other accrued liabilities	9,572	5,421
Operating lease liability	2	11
Loans payable, net of discount	11,493	—
Deferred revenue	—	578
Total current liabilities	42,423	18,731
Loans payable, net of discount	27,185	37,960
Other liabilities, non-current (Note 6)	2,780	2,780
Total liabilities	72,388	59,471
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at each of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 80,000 shares authorized at September 30, 2022 and 50,000 at December 31, 2021; 34,621 shares issued and outstanding at September 30, 2022 and 34,475 at December 31, 2021	35	34
Additional paid-in capital	725,141	720,386
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(696,331)	(674,547)
Total stockholders’ equity	28,845	45,870
Total liabilities and stockholders’ equity	$101,233	$105,341
See accompanying notes.
5

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
FOTIVDA U.S. product revenue, net	$30,190	$14,318	$75,282	$22,119
Partnership licensing and royalty revenue	259	855	1,391	2,530
	30,449	15,173	76,673	24,649
Operating expenses:
Cost of products sold	3,964	1,744	9,463	2,704
Research and development	11,074	7,502	33,552	20,177
Selling, general and administrative	17,579	15,142	51,991	45,162
	32,617	24,388	95,006	68,043
Loss from operations	(2,168)	(9,215)	(18,333)	(43,394)
Other income (expense), net:
Interest expense, net	(1,098)	(1,153)	(3,451)	(2,892)
Change in fair value of PIPE Warrant liability	—	—	—	199
	(1,098)	(1,153)	(3,451)	(2,693)
Net loss	$(3,266)	$(10,368)	(21,784)	$(46,087)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.30)	$(0.63)	$(1.44)
Weighted average number of common shares outstanding	34,618	34,374	34,533	32,081

See accompanying notes.
6

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,266)	$(10,368)	$(21,784)	$(46,087)
Other comprehensive gain/(loss):
Unrealized gain/(loss) on available-for-sale securities	2	(2)	3	(2)
Comprehensive loss	$(3,264)	$(10,370)	$(21,781)	$(46,089)
See accompanying notes.
7

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2021	34,475	$34	$720,386	$(3)	$(674,547)	$45,870
Stock-based compensation expense related to equity-classified awards	—	—	1,267	—	—	1,267
Unrealized gain on available-for-sale investments	—	—	—	4	—	4
Net loss	—	—	—	—	(10,199)	(10,199)
Balance at March 31, 2022	34,475	$34	$721,653	$1	$(684,746)	$36,942
Issuance of common stock under employee stock purchase plan	136	1	544	—	—	545
Exercise of stock options	3	—	16	—	—	16
Stock-based compensation expense related to equity-classified awards	—	—	1,406	—	—	1,406
Unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(8,319)	(8,319)
Balance at June 30, 2022	34,614	$35	$723,619	$(2)	$(693,065)	$30,587
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	7	—	36	—	—	36
Stock-based compensation expense related to equity-classified awards	—	—	1,486	—	—	1,486
Unrealized gain on available-for-sale investments	—	—	—	2	—	2
Net loss	—	—	—	—	(3,266)	(3,266)
Balance at September 30, 2022	34,621	$35	$725,141	$—	$(696,331)	$28,845
See accompanying notes.
8

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2020	26,883	$27	$656,472	$—	$(621,205)	$35,294
Issuance of common stock in a public offering (net of issuance costs of $3.6 million)	6,900	7	51,711	—	—	51,718
Issuance of common stock from the SVB Leerink sales agreement (net of issuance costs of $0.1 million)	331	—	3,377	—	—	3,377
Issuance of common stock in connection with warrant exercises	247	—	3,092	—	—	3,092
Stock-based compensation expense related to equity-classified awards	—	—	1,204	—	—	1,204
Net loss	—	—	—	—	(22,122)	(22,122)
Balance at March 31, 2021	34,361	$34	$715,856	$—	$(643,327)	$72,563
Stock-based compensation expense related to equity-classified awards	—	—	1,169	—	—	1,169
Issuance of common stock under employee stock purchase plan	13	—	68	—	—	68
Net loss	—	—	—	—	(13,597)	(13,597)
Balance at June 30, 2021	34,374	$34	$717,093	$—	$(656,924)	$60,203
Stock-based compensation expense related to equity-classified awards	—	—	1,401	—	—	1,401
Unrealized loss on available-for-sale investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(10,368)	(10,368)
Balance at September 30, 2021	34,374	$34	$718,494	$(2)	$(667,292)	$51,234
9

AVEO PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(21,784)	$(46,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	51
Stock-based compensation	4,159	3,774
Non-cash interest expense	718	729
Non-cash change in fair value of PIPE Warrant liability	—	(199)
Amortization of premium and discount on investments	51	50
Changes in operating assets and liabilities:
Trade receivables, net	(8,906)	(8,303)
Partnership receivables	743	(8)
Inventory	550	(1,252)
Prepaid expenses and other current assets	1,690	(651)
Operating lease right-of-use asset	97	343
Other non-current assets	(45)	(100)
Accounts payable	2,327	1,544
Accrued clinical trial costs and contract manufacturing	5,543	1,984
Accrued compensation and benefits	765	1,075
Other accrued liabilities	4,151	3,946
Operating lease liability	(9)	(8)
Deferred revenue	(578)	(1,480)
Deferred research and development reimbursements	—	(164)
Operating lease liability, non-current	—	(317)
Net cash used in operating activities	(10,477)	(45,073)
Investing activities
Purchases of marketable securities	(8,979)	(28,128)
Proceeds from maturities and sales of marketable securities	25,715	2,900
Net cash provided by (used in) investing activities	16,736	(25,228)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	55,095
Proceeds from warrant exercises	—	3,092
Proceeds from issuance of stock for stock-based compensation arrangements	597	68
Proceeds from issuance of loan payable	—	20,000
Payment of loan maturity fees (Note 6)	—	(790)
Payment of debt issuance costs	—	(85)
Net cash provided by financing activities	597	77,380
Net increase in cash and cash equivalents	6,856	7,079
Cash and cash equivalents at beginning of period	70,542	61,761
Cash and cash equivalents at end of period	$77,398	$68,840
Supplemental cash flow information
Cash paid for interest	$3,116	$2,035
See accompanying notes.
10

AVEO Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
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
Based on FOTIVDA’s demonstrated anti-tumor activity, tolerability profile and reduction of regulatory T-cell production, the Company and its collaboration partners are continuing to develop tivozanib in RCC and in additional cancer indications with significant unmet medical needs including, hepatocellular carcinoma (“HCC”) and tumors that are resistant to immunotherapy, or immunologically cold tumors, in combination with immune checkpoint inhibitors (“ICIs”). In addition, the Company is evaluating tivozanib as a monotherapy in cholangiocarcinoma (“CCA”). The Company and the Company’s collaboration partners or independent investigators sponsor the development of tivozanib through preclinical studies and clinical trials conducted under collaboration agreements and investigator sponsored trial (“IST”) agreements or the Company's Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute’s Surgical Oncology Program (“NCI-SOP”).
The Company is also seeking to advance its pipeline of four wholly owned immunoglobulin G1 (“IgG1”) monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353, to position each product candidate for further development. The Company currently expects to begin enrollment in the fourth quarter of 2022 for the Company’s Phase 1b clinical trial to evaluate the safety and efficacy of AV-380 in cancer patients receiving existing standard of care therapies. The Company also anticipates initiating its potential Phase 3 registrational clinical trial in human papillomavirus (“HPV”) negative recurrent or metastatic head and neck squamous cell carcinoma (“R/M HNSCC”) in the first half of 2023.

On October 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LG Chem, Ltd., a corporation organized and existing under the laws of the Republic of Korea (“LG Chem”), and Acacia Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LG Chem (“Merger Sub”), pursuant to and subject to the terms and conditions of which Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of LG Chem (the “Merger”). For additional information regarding the pending Merger please see Note 10 “Subsequent Events”. This does not assume the consummation of our pending transaction with LG Chem unless specifically stated otherwise.
As used throughout these consolidated financial statements, the terms “AVEO” and the “Company” refer to the business of AVEO Pharmaceuticals, Inc. and its three wholly owned subsidiaries, AVEO Pharma Limited, AVEO Pharma (Ireland) Limited and AVEO Securities Corporation.
Liquidity and Going Concern
In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a
11

going concern within one year after the date that the consolidated financial statements are issued. The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2022, the Company has financed its operations primarily through private placements and public offerings of its common stock, license fees, milestone payments and research and development funding from strategic partners, FOTIVDA commercial sales receipts and debt facilities. The Company has devoted substantially all of its resources to its drug development efforts, comprising research and development, manufacturing, conducting clinical trials for its product candidates, commercializing FOTIVDA, protecting its intellectual property and general and administrative functions relating to these operations.
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
The Company has incurred recurring losses and cash outflows from operations since its inception, including an accumulated deficit of $696.3 million as of September 30, 2022. The Company anticipates that it will continue to incur significant operating expenses for the foreseeable future as it commercializes FOTIVDA in the United States and continues its planned development activities for its clinical and preclinical stage assets. The Company may require substantial additional capital to continue to advance its pipeline of clinical and preclinical stage assets to position each product candidate for further development by partners and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, from product sales of FOTIVDA in the United States and potential future partnerships.
As of November 7, 2022, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities of $77.4 million as of September 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States, will be sufficient to fund its current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q.
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
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.
12

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes as of December 31, 2021 have been derived from the Company’s audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2022.
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
13

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
The following table summarizes net product revenues for FOTIVDA in the United States earned in the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenues:
Gross product revenues	$36,255	$16,978	$91,303	$26,227
Discounts and allowances	(6,065)	(2,660)	(16,021)	(4,108)
Net product revenues	$30,190	$14,318	$75,282	$22,119
The following table summarizes the percentage of total product revenues for FOTIVDA in the United States by any Customer who individually accounted for 10% or more of total product revenues earned in the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Affiliates of McKesson Corporation	38%	45%	39%	43%
Affiliates of AmerisourceBergen Corporation	32%	22%	30%	23%
OncoMed Specialty, LLC (Onco360)	21%	21%	22%	23%
Affiliates of Cardinal Health Specialty	9%	12%	9%	11%
	100%	100%	100%	100%
14

Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances for FOTIVDA (which constitute variable consideration) for the nine months ended September 30, 2022 were as follows (in thousands):

	Chargebacks, Discounts for Prompt Pay and Other Allowances	Rebates, Customer Fees / Credits and Co-Pay Assistance	Totals
Balance at December 31, 2021	$1,193	$1,170	$2,363
Provision related to sales made in:
Current period	10,368	5,803	16,171
Prior periods	(136)	(14)	(150)
Payments and customer credits issued	(9,224)	(4,644)	(13,868)
Balance at September 30, 2022	$2,201	$2,315	$4,516
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
15

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
16

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
The following table summarizes the total collaboration revenues earned in the three and nine months ended September 30, 2022 and 2021, respectively, by partner (in thousands). Refer to Note 4, “Collaborations and License Agreements” regarding specific details.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EUSA	$259	$855	$1,391	$2,530
Total	$259	$855	$1,391	$2,530
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
Inventory
Inventory is stated at the lower of cost or estimated net realizable value, based on a first-in, first-out basis. The Company analyzes its inventory levels quarterly and writes down inventory subject to expiry or in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to cost of products sold in the accompanying Consolidated Statements of Income.
The Company’s active pharmaceutical ingredient has a long shelf life and the Company’s finished drug product has a five-year expiry, however the realizability of inventory is subject to forecasted future sales of FOTIVDA in the United States. The Company’s forecasted sales currently support the realizability of the Company’s inventory but are uncertain and could change in the future, which would require the Company to write down the value of such inventory. The Company also manufactures inventory of FOTIVDA to be used in the conduct of clinical trials, and accordingly, the related manufacturing costs are expensed to research and development expenses.
The following table summarizes the Company’s inventory balances as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw materials	$—	$—
Work in process	698	1,656
Finished goods	408	—
Total	$1,106	$1,656
17

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
The Company did not have any restricted cash balances at September 30, 2022.
Marketable Securities
Marketable securities consist primarily of investments which have expected average maturity dates in excess of three months. The Company invests in high-grade corporate obligations, including commercial paper, and other U.S. government agency securities that are classified as available-for-sale. Since these securities are available to fund current operations they are classified as current assets on the consolidated balance sheets.
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
18

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Cash and cash equivalents:
Cash and money market funds	$77,398	$—	$—	$77,398
Total cash, cash equivalents and marketable securities	$77,398	$—	$—	$77,398

December 31, 2021
Cash and cash equivalents:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	70,542	—	—	70,542

Marketable securities:
Corporate debt securities due within 1 year	$16,787	$—	$(3)	$16,784
Total marketable securities	16,787	—	(3)	16,784
Total cash, cash equivalents and marketable securities	$87,329	$—	$(3)	$87,326
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
19

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
As of September 30, 2022, the Company had financial assets valued based on Level 1 inputs consisting of cash and cash equivalents in a U.S. government money market fund and had no financial assets based on Level 2 inputs.. During the three and nine months ended September 30, 2022, the Company did not have any transfers of financial assets between Levels 1 and 2.
As of September 30, 2022, the Company did not have any financial liabilities recorded at fair value.
The loan payable (discussed in Note 6), which is classified as a Level 3 liability, has a variable interest rate and the carrying value approximates its fair value. As of September 30, 2022, the carrying value was approximately $38.7 million.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$77,398	$—	$—	$77,398
Total cash, cash equivalents and marketable securities	$77,398	$—	$—	$77,398

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash and money market funds	$70,542	$—	$—	$70,542
Total cash and cash equivalents	$70,542	$—	$—	$70,542
Marketable securities:
Corporate debt securities due within 1 year	$—	$16,784	$—	$16,784
Total marketable securities	$—	$16,784	$—	$16,784
Total cash, cash equivalents and marketable securities	$70,542	$16,784	$—	$87,326
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
For the three and nine months ended September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted-average shares of common stock issuable upon the exercise of outstanding stock options would be anti-dilutive.
20

The following table summarizes outstanding securities not included in the computation of diluted net loss per common share as the effect would have been anti-dilutive for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Outstanding at September 30,
	2022	2021
Stock options outstanding	5,383	3,078
Total	5,383	3,078
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
The fair value of equity-classified awards to employees and directors is measured at fair value on the date the awards are granted. During the three and nine months ended September 30, 2022 and 2021, the Company recorded the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$227	$314	$663	$958
Selling, general and administrative	1,259	1,087	3,496	2,816
Total	$1,486	$1,401	$4,159	$3,774

Income Taxes
The Company provides for income taxes using the asset-liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company calculates its provision for income taxes on ordinary income based on its projected annual tax rate for the year. Uncertain tax positions are recognized if the position is more-likely-than-not to be sustained upon examination by a tax authority. Unrecognized tax benefits represent tax positions for which reserves have been established. As of September 30, 2022, the Company is forecasting an effective tax rate of 0% for the year ending December 31, 2022. The Company maintains a full valuation allowance on all deferred tax assets.
Segment and Geographic Information
Operating segments are defined as components of an enterprise engaging in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating
21

segment principally in the United States. As of September 30, 2022 and 2021, the Company had no net assets located outside of the United States.
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
Accrued Clinical Trial Costs and Contract Research Liabilities
During each of the three and nine months ended September 30, 2022 and 2021, the Company had arrangements with multiple contract research organizations (“CROs”) whereby these organizations commit to performing services for the Company over multiple reporting periods. The Company recognizes the expenses associated with these arrangements based on its expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.
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

(4) Collaborations and License Agreements
Collaboration Agreement
AstraZeneca
In December 2018, the Company entered into a clinical supply agreement (the “AstraZeneca Agreement”) with a wholly owned subsidiary of AstraZeneca to evaluate the safety and efficacy of AstraZeneca’s IMFINZI (durvalumab), a human monoclonal antibody directed against PD-L1, in combination with tivozanib as a first-line treatment or following bevacizumab and atezolizumab treatment for patients with advanced, unresectable HCC in an open-label, multi-center, randomized Phase 1b/2 clinical trial (the “DEDUCTIVE trial”). The Company serves as the study sponsor; each party contributes the clinical supply of its study drug; key decisions are made by both parties by consensus; and external study costs are otherwise shared equally. The Company and AstraZeneca have decided to close the second-line treatment of patients with advanced, unresectable HCC who have progressed after first-line bevacizumab and atezolizumab therapy, or cohort B, of the DEDUCTIVE trial, which was previously expected to be enrolled in the second half of 2022. The Company and AstraZeneca have decided to focus on data maturing from the first cohort of the trial, which includes patients with advanced, unresectable HCC who have not received prior systemic therapy for metastatic disease, or cohort A, of the DEDUCTIVE trial.
22

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
The Company records reimbursements from AstraZeneca for external study costs as a reduction in research and development expense during the period that reimbursable expenses are incurred. As a result of the cost sharing provisions in the AstraZeneca Agreement, the Company’s research and development expenses were reduced by approximately $0.2 million in each of the three months ended September 30, 2022 and 2021, respectively, and by $0.6 million and by $0.7 million in the nine months ended September 30, 2022 and 2021, respectively. The amount due to the Company from AstraZeneca pursuant to the cost-sharing provision was approximately $0.4 million as of September 30, 2022.
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
As of September 30, 2022, the Company is eligible to receive (i) a $2.0 million milestone payment with respect to reimbursement approval in each of France and Italy, (ii) an additional $2.0 million for the grant of marketing approval for RCC in the three licensed countries outside of the EU, as mutually agreed by the parties, of which two approvals have been obtained in New Zealand in July 2019 and in South Africa in September 2020, (iii) a payment of $2.0 million per indication in connection with a filing by EUSA with the European Medicines Agency (“EMA”) for marketing approval for tivozanib for the treatment of each of up to three additional indications, (iv) $5.0 million per indication in connection with the EMA’s grant of marketing approval for each of up to three additional indications, and (v) up to $335.0 million upon EUSA’s achievement of certain sales thresholds. In addition, the Company is also eligible to receive tiered double-digit royalties on net sales, if any, of licensed products in the EUSA Licensed Territories ranging from a low double digit up to mid-twenty percent depending on the level of annual net sales. No milestone payments nor any research and development reimbursement payments were earned in the three and nine months ended September 30, 2022 and 2021. The Company is also eligible to receive an additional research and development reimbursement payment of up to $20.0 million, for the Company’s Phase 3 randomized, controlled, multi-center, open-label clinical trial comparing tivozanib to an approved therapy, sorafenib (Nexavar®), in RCC patients whose disease had relapsed or become refractory to two or three prior systemic therapies (the “TIVO-3 trial”), if Recordati elects to opt-in to that study.

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
Accounting Under ASC 606
Under ASC 606, the upfront consideration and regulatory milestones included in the $12.5 million aggregate transaction price, as described above, were being recognized as collaboration and licensing revenue over the Company’s estimated substantive performance period. Under ASC 606, upon the achievement of a regulatory milestone, the amount that represented the cumulative catch-up for the period from contract execution in December 2015 through the date of the milestone achievement was recognized as collaboration and licensing revenue, with the balance classified as deferred revenue and recognized as collaboration and licensing revenue over the remainder of the performance period. As of March 31, 2022, the Company determined that it had fulfilled its performance obligations under the contract in accordance with ASC 606 as the license was previously transferred and the Company is not currently providing substantive support under the EUSA Agreement, and, accordingly, the $0.6 million in remaining deferred revenue as of December 31, 2021 was fully amortized during the three months ended March 31, 2022. The Company recognized no license and collaboration revenue in the three months ended September 30, 2022 and approximately $0.5 million in the three months ended September 30, 2021. The Company recognized approximately $0.6 million and $1.5 million in the nine months ended September 30, 2022 and 2021, respectively.
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
In November 2017, the Company began earning sales royalties upon EUSA’s commencement of the first commercial launch of FOTIVDA with the initiation of product sales in Germany. EUSA has received reimbursement approval for and commercially launched FOTIVDA in Germany, the United Kingdom and Spain, as well as in some additional non-EU5 countries. EUSA is working to secure reimbursement approval in Italy and France and commercially launch FOTIVDA in additional EUSA licensed territories. The Company recognized royalty revenue of approximately $0.3 million and $0.4 million in the three months ended September 30, 2022 and 2021, respectively, and approximately $0.8 million and $1.0 million in the nine months ended September 30, 2022 and 2021, respectively.
The Company recognized total revenues under the EUSA Agreement of approximately $0.3 million and $0.9 million in the three months ended September 30, 2022 and 2021, respectively, and approximately $1.4 million and

$2.5 million in the nine months ended September 30, 2022 and 2021, respectively. The amount due to the Company from EUSA pursuant to the EUSA Agreement was approximately $0.6 million as of September 30, 2022.
Biodesix

In April 2014, the Company entered into a worldwide co-development and collaboration agreement (the “Biodesix Agreement”) with Biodesix, Inc. (“Biodesix”) to develop and commercialize ficlatuzumab, the Company’s potent humanized immunoglobulin G1 (“IgG1”) monoclonal antibody that targets hepatocyte growth factor (“HGF”). Under the Biodesix Agreement, prior to the first commercial sale of ficlatuzumab, each party had the right to elect to discontinue its funding obligation for further development or commercialization efforts with respect to ficlatuzumab in exchange for reduced economics in the program, which is referred to as an “Opt-Out.” In September 2020, the Company regained full global rights to ficlatuzumab, effective December 2, 2020, when Biodesix exercised its “Opt-Out” rights under the Biodesix Agreement.
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

In order to sublicense certain necessary intellectual property rights to Novartis AG in August 2015, the Company amended and restated the St. Vincent’s Agreement and made an additional upfront payment to St. Vincent’s of $1.5 million. As of September 30, 2022, the Company is required to make future milestone payments, up to an aggregate total of $12.1 million, upon the earlier of the achievement of specified development and regulatory milestones or a specified date for the first indication, and upon the achievement of specified development and regulatory milestones for the second and third indications, for licensed therapeutic products, some of which payments may be increased by a mid to high double-digit percentage rate for milestone payments made after the Company grants any sublicense, depending on the sublicensed territory. In February 2022, the Company paid a $2.3 million time-based milestone obligation which became due to St. Vincent’s in January 2022. The Company will also be required to pay St. Vincent’s tiered royalty payments equal to a low-single-digit percentage of any net sales it or its sublicensees make from licensed therapeutic products. The royalty rate escalates within the low-single-digit range during each calendar year based on increasing licensed therapeutic product sales during such calendar year.
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
The Company is required to pay tiered royalty payments on net sales it makes of tivozanib in its North American territory, which range from the low to mid-teens as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales. The Company’s royalty payment obligations in a particular country in its territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of twelve years after the date of first commercial sale of tivozanib in that country or the date of the last to expire of the patents covering tivozanib that have been issued in that country. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. On March 22, 2021, the Company commenced product sales of FOTIVDA in the United States. The Company recognized approximately $3.6 million and $1.7 million in the three months ended September 30, 2022 and 2021, respectively, and $9.0 million and $2.7 million in the nine months ended September 30, 2022 and 2021, respectively, in royalties due to KKC on net product sales of FOTIVDA in the United States in its Statement of Operations as a component of cost of products sold.
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
August 1, 2019 Amendment to the KKC Agreement
In addition to the non-refundable upfront payment to the Company pursuant to the amendment to the KKC Agreement in the amount of $25.0 million and the waiver of the $18.0 million milestone for United States approval of tivozanib, the Company earned and received a $2.8 million development milestone payment in August 2020 pursuant to the amendment to the KKC Agreement upon the acceptance of KKC’s investigational new drug (“IND”), application for a non-oncology use of tivozanib by the Pharmaceuticals and Medical Devices Agency of Japan on August 2, 2020. KKC is also required to make remaining milestone payments to the Company of up to an aggregate of $387.9 million upon the successful achievement of certain development and sales milestones of tivozanib in non-oncology indications. KKC is required to make tiered royalty payments to the Company on net sales of tivozanib in non-oncology indications in the Company’s territory, which range from high single digit to low double digits as a percentage of net sales. The royalty rate escalates within this range based on increasing tivozanib sales, subject to certain adjustments. KKC’s royalty payment obligations in a particular country in the Company’s territory begin on the date of the first commercial sale of tivozanib in that country, and end on the later of the expiration date of the last valid claim of a patent application or patent owned by KKC covering tivozanib or 10 years after the date of first commercial sale of tivozanib in non-oncology indications in that country. No milestone payments were earned in the three and nine months ended September 30, 2022 and 2021.
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
(5) Other Accrued Liabilities
Other accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
FOTIVDA U.S. Product Royalties	3,623	2,011
FOTIVDA Federal Rebates, Customer Credits and Co-Pay Assistance	2,315	1,170
Professional Fees	2,326	1,107
Other	1,308	1,133
Total	9,572	5,421
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
The 2020 Loan Amendment also amended the 2017 Loan Agreement by: (i) extending maturity until September 1, 2023, which is extendable to September 1, 2024 at the Company’s option assuming the Tranche Three funding has occurred, (ii) providing for an interest-only period beginning on the closing date of 2020 Loan Amendment and ending on September 30, 2021, which period may be extended through September 30, 2022 provided the Company achieves Performance Milestone I and further extendable through March 31, 2023 after the Tranche Three funding has occurred, if at all, and (iii) revising the per annum interest rate to the greater of (x) 9.65% and (y) an amount equal to 9.65% plus the prime rate as reported in the Wall Street Journal minus 3.25% as determined daily, provided however, that the per annum interest rate shall not exceed 15%. Principal payments were scheduled to commence on October 1, 2021 at the earliest, as described above. The interest rate as of September 30, 2022 was 12.65% based upon increases in the prime rate during 2022, in March, May, June, July and September.
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
As of September 30, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. As of September 30, 2022, $5.0 million remains available to the Company in committed funding under the Loan Agreement, in Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in net product revenues from sales of FOTIVDA over a trailing three-month period by December 15, 2022. The Company achieved Performance Milestone III in the third quarter of 2022 and currently has no plans to draw down the remaining $5.0 million in Tranche Four funding, which is available until December 15, 2022. Upon the closing of the pending acquisition by LG Chem, the Hercules loan facility will be repaid in full, including the approximate $2.8 million end-of-term payment and a $0.4 million pre-payment charge. The unamortized discount to be recognized over the remainder of the loan period was approximately $1.3 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively.
The Loan Agreement is secured by substantially all of the Company’s assets, excluding intellectual property. The Loan Agreement provides that certain events shall constitute a default by the Company, including failure by the Company to pay amounts under the Loan Agreement when due; breach or default in the performance of any covenant under the Loan Agreement by the Company, subject to certain cure periods; insolvency of the Company and certain other bankruptcy proceedings involving the Company; default by the Company of obligations involving indebtedness in excess of $0.5 million; and the occurrence of an event or circumstance that would have a material adverse effect upon the business of the Company. As of September 30, 2022, the Company was in compliance with all loan covenants, Hercules has not asserted any events of default and the Company does not believe that there has been a material adverse effect as defined in the Loan Agreement.
The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal as a long-term liability based on the timing of scheduled principal payments.

Future minimum payments, including interest and principal, under the loans payable outstanding as of September 30, 2022 are as follows (in thousands):

Year Ending December 31:	Amount
2022 (remaining three months)	$1,262
2023	23,327
2024	24,929
$49,518
Less amount representing interest	(6,738)
Less unamortized discount	(1,322)
Less deferred charges	(2,780)
Less loans payable current, net of discount	(11,493)
Loans payable non-current, net of discount	$27,185
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
As of September 30, 2022, the Company had 80,000,000 authorized shares of common stock, $0.001 par value, of which 34,621,112 shares were issued and outstanding.
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
Universal Shelf Registration Statement
On November 9, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of its common stock, preferred stock, debt securities, warrants and/or units (the “2020 Shelf”). The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace the Company’s then existing shelf registration statement, which was terminated. As of September 30, 2022, there was approximately $213.0 million available for future issuance of common stock, preferred stock, debt securities, warrants and/or units.
Sales Agreement with SVB Leerink
In February 2018, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink” and the “SVB Leerink Sales Agreement”) pursuant to which the Company may issue and sell shares of its common stock from time to time up to an aggregate amount of $50.0 million, at its option, through SVB Leerink as its sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. The Company sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in proceeds net of commissions of approximately $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of September 30, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.

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
Awards may be made under the 2019 Plan for up to the sum of (i) 8,500,000 shares of common stock and (ii) such additional number of shares of common stock (up to 1,068,901 shares) as is equal to (x) the number of shares of common stock reserved for issuance under the 2010 Plan that were available for grant under the 2010 Plan immediately prior to the date the 2019 Plan was approved by the Company’s stockholders and (y) the number of shares of common stock subject to awards outstanding under the 2010 Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2022, there were 4,164,254 shares of common stock available for future issuance under the 2019 Plan and no shares of common stock available for future issuance under the 2010 Plan.
Upon the closing of the pending acquisition by LG Chem, each stock option to purchase shares of the Company’s stock granted pursuant to the 2010 Plan and the 2019 Plan (“Company Option Award”) that is outstanding and unexercised shall be cancelled and converted into the right to receive an amount of cash equal to the product of (i) the aggregate number of Shares underlying such Company Option Award at the effective time of the Merger multiplied by (ii) the excess (if any) of the Merger Consideration over the per share exercise price of such Company Option Award less any applicable withholding taxes.
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	3,156,379	$9.45	7.55	$5,720
Granted	2,427,816	3.89
Exercised	(9,833)	5.28
Forfeited	(190,956)	11.02
Outstanding at September 30, 2022	5,383,406	$6.90	7.92	$13,282,059
Exercisable at September 30, 2022	2,133,881	$9.29	6.35	$3,269,563
The aggregate intrinsic value is based upon the Company’s closing stock price of $8.23 on September 30, 2022.
The fair value of stock options, subject only to service or performance conditions, that are granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables summarize the assumptions used in the Black-Scholes option-pricing model in the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Volatility factor	97.71% - 97.85%	98.46% - 101.21%
Expected term (in years)	6.25	5.50 - 6.25
Risk-free interest rates	2.65% - 3.66%	0.07% - 1.15%
Dividend yield	—	—

Nine Months Ended September 30,
	2022	2021
Volatility factor	97.19% - 102.52%	56.17% - 102.66%
Expected term (in years)	5.50 - 6.25	0.25 - 6.25
Risk-free interest rates	1.69% - 3.66%	0.06% - 1.17%
Dividend yield	—	—
Based upon these assumptions, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $3.08 and $6.76, respectively.
As of September 30, 2022, there was $13.1 million of total unrecognized stock-based compensation expense related to stock options granted to employees under the Plan. The expense is expected to be recognized over a weighted-average period of 2.87 years.
Employee Stock Purchase Plan
In February 2010, the Company's board of directors adopted the 2010 Employee Stock Purchase Plan, as amended in March 2013 and in November 2017, (the “ESPP”). In April 2021, the Company's board of directors adopted an amended and restated ESPP (the “A&R ESPP”) to, among other things, increase the total number of shares reserved under the ESPP by 500,000 shares. Pursuant to the A&R ESPP the Company may sell up to an aggregate of 576,400 shares of Common Stock. The A&R ESPP was approved by stockholders on June 9, 2021 at the Company’s 2021 annual meeting of stockholders. In April 2022, the Company's board of directors adopted an amendment to the A&R ESPP to increase the total number of shares reserved under the A&R ESPP by 300,000 shares, pursuant to which the Company may sell up to an aggregate of 876,400 shares of Common Stock. This amendment was approved by stockholders on June 7, 2022 at the Company’s 2022 annual meeting of stockholders. The A&R ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month period during the term of the A&R ESPP. As of September 30, 2022, there were 575,834 shares available for future issuance under the A&R ESPP.
Pursuant to the A&R ESPP, the Company sold a total of 136,569 and 13,220 shares of common stock during the nine months ended September 30, 2022 and 2021, respectively, at a purchase price of $3.39 and $4.38, respectively, which represents 85% of the closing price of the Company's common stock on the applicable purchase date. The total stock-based compensation expense recorded as a result of the A&R ESPP was $0.1 million and $0.3 million during the three and nine months ended September 30, 2022, respectively. The total stock-based compensation expense recorded as a result of the A&R ESPP was a nominal amount during the three and nine months ended September 30, 2021.
(9) Legal Proceedings
As of the date of filing this Quarterly Report on Form 10-Q, there are no material outstanding legal proceedings against the Company or its current officers or directors.

(10) Subsequent Event
On October 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LG Chem, Ltd., a corporation organized and existing under the laws of the Republic of Korea (“LG Chem”), and

Acacia Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LG Chem (“Merger Sub”), pursuant to and subject to the terms and conditions of which Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of LG Chem (the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (the “Company Common Stock” and such shares, collectively, the “Shares”) outstanding immediately prior to the Effective Time (other than any Shares (i) held by the Company as treasury stock or owned by LG Chem or Merger Sub, (ii) held by any wholly-owned subsidiary of the Company or LG Chem (other than Merger Sub) or (iii) as to which appraisal rights have been properly exercised, and not effectively withdrawn, in accordance with the Delaware General Corporation Law) will be converted into the right to receive $15.00 per Share in cash, without interest (the “Merger Consideration”).

The Merger Agreement may be terminated by the Company under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that the Company’s Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated by us under specified circumstances, the Company will be required to pay LG Chem a termination fee of $20.4 million. Although the Company anticipates closing the transaction in early 2023, the closing of the Merger is subject to customary closing conditions, and the Company may not complete this pending transaction with LG Chem within the timeframe we anticipate, or at all.

The Company expects expenses will be incurred in connection with the closing of the transaction with LG Chem.

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

Recent Developments

On October 18, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with LG Chem, Ltd., a corporation organized and existing under the laws of the Republic of Korea, or LG Chem, and Acacia Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LG Chem, or Merger Sub, pursuant to and subject to the terms and conditions of which Merger Sub will be merged with and into us, with us surviving the merger as a wholly owned subsidiary of LG Chem, or the Merger. On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of common stock, par value $0.001 per share, or the Common Stock, and such shares, collectively, or the Shares, outstanding immediately prior to the Effective Time (other than any Shares (i) held by us as treasury stock or owned by LG Chem or Merger Sub, (ii) held by any wholly-owned subsidiary of ours or LG Chem (other than Merger Sub) or (iii) as to which appraisal rights have been properly exercised, and not effectively withdrawn, in accordance with the Delaware General Corporation Law) will be converted into the right to receive $15.00 per Share in cash, without interest, or the Merger Consideration. The Merger Agreement may be terminated under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that our Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated under specified circumstances, we will be required to pay LG Chem a termination fee of $20.4 million.

Although we anticipate closing the transaction in early 2023, the closing of the Merger is subject to customary closing conditions, and we may not complete this pending transaction with LG Chem within the timeframe we anticipate, or at all. If the transaction is completed, it is expected that our common stock will thereafter be removed from listing on the Nasdaq Capital Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Refer to “Item 1A. Risk Factors—Risks Related to Our Pending Acquisition by LG Chem” for a discussion of the relevant risks regarding the pending transaction with LG Chem included elsewhere in this Quarterly Report on Form 10-Q.
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

The National Comprehensive Cancer Network®, or NCCN, has included FOTIVDA® (tivozanib) as a Category 1 subsequent therapy for RCC patients who have received two or more prior therapies in its latest Kidney Cancer Treatment Guidelines. The NCCN Clinical Practice Guidelines, or the NCCN Guidelines, are a recognized standard for clinical policy in cancer care and are developed through review of evidence and recommendations from physicians and oncology researchers. We believe the NCCN Guidelines are recognized and followed by both academic and community oncologists when selecting appropriate therapeutic options for their patients, in addition to reimbursement and treatment pathways, and FOTIVDA’s elevated status may positively impact prescribing decisions by physicians and the commercialization of FOTIVDA.
Restrictions related to the ongoing COVID-19 pandemic have posed challenges for gaining in-person access to customers, prescribers and other healthcare professionals and certain institutions remain closed to industry representatives. Notwithstanding these challenges, as of September 30, 2022, prescriptions for FOTIVDA and product revenues have increased quarter over quarter since the beginning of our commercial launch. We aim to continue to deliver quarter over quarter U.S. net revenue and underlying prescription demand growth as we continue to execute on our commercial strategy to support the adoption of FOTIVDA in appropriate patients.
We believe there is significant commercial opportunity for FOTIVDA in RCC in the United States. Based on third party estimates, the current U.S. market for R/R RCC therapy is approximately $1.7 billion, including $1.2 billion in the second line and $467.0 million in the third and fourth lines. The United States Patent and Trademark Office is expected to grant our patent application directed to methods of treating subjects with refractory advanced renal cell carcinoma using tivozanib on November 22, 2022. We plan to list this patent in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations as it relates to FOTIVDA with an expiration date of November 5, 2039. When issued, this patent is expected to provide a potential barrier to generic entry beyond currently available patent and regulatory exclusivities, thereby potentially extending the commercial opportunity for FOTIVDA in the United States.
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

We are also seeking to advance our pipeline of four wholly owned IgG1, monoclonal antibody product candidates, ficlatuzumab, AV-380, AV-203 and AV-353, to position each product candidate for further development. We currently expect to begin enrollment in the fourth quarter of 2022 for our Phase 1b clinical trial to evaluate the safety and efficacy of AV-380 in cancer patients receiving existing standard of care therapies. We also anticipate initiating our potential Phase 3 registrational clinical trial in human papillomavirus, or HPV, negative recurrent or metastatic head and neck squamous cell carcinoma, or R/M HNSCC in the first half of 2023.
Business Update Regarding COVID-19
The COVID-19 pandemic has and will continue to be a fluid situation, affecting economies and businesses around the world. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our employees, patients, communities and business operations to varying degrees. We have and may continue to experience disruptions in the future that could directly or indirectly impact our results of operations, including product revenue and our financial condition. Although we do not currently expect that the ongoing COVID-19 pandemic will have a material impact on our business plans or results of operations, we are unable to predict the impact that the COVID-19 pandemic will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures and business disruptions, its impact and the economic impact on local, regional, national and international markets, the effectiveness of actions taken in the United

States and other countries to contain and treat the disease, periodic and seasonal spikes in infection rates, new strains of the virus that cause outbreaks of COVID-19 and the broad availability of effective vaccines and antiviral treatments, among others. The situation surrounding the COVID-19 pandemic remains fluid and continues to rapidly evolve. We continue to proactively assess, monitor and respond to domestic and international developments to the COVID-19 pandemic, which may have potential impacts related to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of the COVID-19 pandemic on us, see “Part II. Item 1A - Risk Factors” included in this Quarterly Report on Form 10-Q.
Financial Overview
We do not have a history of generating operating profits and, as of September 30, 2022, we had an accumulated deficit of $696.3 million. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we seek to successfully commercialize FOTIVDA in the United States and continue our planned development activities for our clinical and preclinical stage assets.
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
Income Taxes
We calculate our provision for income taxes on ordinary income based on our projected annual tax rate for the year. As of September 30, 2022, we are forecasting an effective tax-rate of 0% for the year ending December 31, 2022, and since we maintain a full valuation allowance on all of our deferred tax assets, we have recorded no income tax provision or benefit in the current quarter.
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
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
Revenues (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
FOTIVDA U.S. product revenue, net	$30,190	$14,318	$15,872	111%	$75,282	$22,119	$53,163	240%
Partnership revenue - EUSA	259	855	(596)	(70)%	1,391	2,530	(1,139)	(45)%
Total revenues	$30,449	$15,173	$15,276	101%	$76,673	$24,649	$52,024	211%

Our total revenues increased by $15.3 million, or 101%, to $30.4 million in the three months ended September 30, 2022, from $15.2 million in the same period in 2021, and by $52.0 million, or 211%, to $76.7 million in the nine months ended September 30, 2022 from $24.6 million in the same period in 2021, principally due to the commencement of sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with relapsed or refractory advanced RCC following two or more prior systemic therapies.
Partnership revenues from EUSA decreased by $0.6 million, or 70%, to $0.3 million in the three months ended September 30, 2022, from $0.9 million in the same period in 2021, principally due to a decrease of $0.5 million in collaboration and licensing revenue.

Partnership revenues from EUSA decreased by $1.1 million, or 45%, to $1.4 million in the nine months ended September 30, 2022 from $2.5 million in the same period in 2021, principally due to decreases of $1.0 million in collaboration and licensing revenue and $0.2 million in royalties.

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
FOTIVDA U. S. Product Revenue, Net (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Gross product revenue	$36,255	$16,978	$19,277	114%	$91,303	$26,227	$65,076	248%
Discounts and allowances	(6,065)	(2,660)	(3,405)	128%	(16,021)	(4,108)	(11,913)	290%
Product revenue, net	$30,190	$14,318	$15,872	111%	$75,282	$22,119	$53,163	240%
Our net product revenues increased by $15.9 million, or 111%, to $30.2 million in the three months ended September 30, 2022, from $14.3 million in the same period in 2021, and by $53.2 million, or 240%, to $75.3 million in the nine months ended September 30, 2022 from $22.1 million in the same period in 2021, principally due to increases in the number of units sold to specialty pharmacies and specialty distributors that were driven by a strong uptake in the adoption of FOTIVDA following the commercial launch in the United States on March 22, 2021. In the third quarter of 2022, 1,284 commercial prescriptions were filled, representing a 107% increase from 619 commercial prescriptions filled during the same period in 2021. In the nine months ended September 30, 2022, 3,418 commercial prescriptions were filled, representing a 103% increase from 1,682 commercial prescriptions filled during the same period following FOTIVDA’s approval in March 2021. The increases in our net product revenues also resulted, from a lesser extent, to increases in the average wholesale selling prices of FOTIVDA by 5% at the beginning of 2022 and 3% at the beginning of the third quarter of 2022.
Cost of Products Sold (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of products sold	$3,964	$1,744	$2,220	127%	$9,463	$2,704	$6,759	250%
Gross margin %	87%	88%		(1)%	87%	88%		—%

We commenced sales of our first commercial product FOTIVDA in the United States on March 22, 2021 for the treatment of adult patients with R/R advanced RCC following two or more prior systemic therapies. Cost of products sold is related to our product revenues for FOTIVDA and consists primarily of tiered royalty payments we are required to pay to Kyowa Kirin Co., or KKC, on all net sales of tivozanib in our North American territory, which range from the low to mid-teens as a percentage of net sales. Cost of products sold also consists of the cost of inventory sold, indirect labor costs, and third-party logistics and distribution costs for FOTIVDA.
We consider regulatory approval of our product candidates to be uncertain and product manufactured prior to regulatory approval may not be sold unless regulatory approval is obtained. As such, the manufacturing costs for FOTIVDA incurred prior to regulatory approval were not capitalized as inventory but were expensed as research and development expenses, which favorably impacted our gross margin. Our initial commercial supply of FOTIVDA was manufactured prior to FDA market approval in March 2021 and had been expensed to research and development expenses.

In 2021, subsequent to the FDA’s market approval of FOTIVDA, we conducted resupply manufacturing of tivozanib in connection with upcoming drug expirations beginning in the fourth quarter of 2022 and capitalized these costs as inventory. In the second quarter of 2022, we changed our salable inventory to the resupply and began recognizing cost of products sold related to inventory.
We anticipate that gross margins will continue to be in the mid-to-high 80th percentile during the remainder of 2022 and in 2023.
Research and Development Expenses (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Comparison
	2022	2021	$	%	2022	2021	$	%
Tivozanib	$7,632	$5,514	$2,118	38%	$18,631	$13,997	$4,634	33%
Ficlatuzumab	1,541	480	1,061	221%	8,022	1,463	6,559	448%
AV-380 Program in Cachexia	1,366	885	481	54%	5,461	2,869	2,592	90%
Other	535	623	(88)	(14)%	1,438	1,848	(410)	(22)%
Total research and development expenses	$11,074	$7,502	$3,572	48%	$33,552	$20,177	$13,375	66%
Our total research and development expenses increased by $3.6 million, or 48%, to $11.1 million in the three months ended September 30, 2022 from $7.5 million in the same period in 2021.
Our total research and development expenses increased by $13.4 million, or 66%, to $33.6 million in the nine months ended September 30, 2022 from $20.2 million in the same period in 2021.
Tivozanib expenses increased by $2.1 million, or 38%, in the three months ended September 30, 2022 as compared to the same period in 2021, principally due to increases totaling $3.1 million, including $0.6 million in costs incurred in connection with the TiNivo-2 trial that was initiated in the third quarter of 2021, $2.2 million in drug supply manufacturing and $0.3 million in internal indirect costs. These increases were partially offset by $0.9 million in costs incurred in the nine months ended September 30, 2021 that were not incurred in the same period in 2022 related to the TIVO-3 and TiNivo trials that were closed during 2021.
Tivozanib expenses increased by $4.6 million, or 33%, in the nine months ended September 30, 2022 as compared to the same period in 2021, principally due to increases totaling $7.0 million, including $2.6 million in costs incurred in connection with the TiNivo-2 trial that was initiated in the third quarter of 2021, $2.9 million in drug supply manufacturing, $1.0 million in other external support activities and $0.5 million in internal indirect costs. These increases were partially offset by $2.4 million in costs incurred in the nine months ended September 30, 2021 that were not incurred in the same period in 2022 related to the TIVO-3 and TiNivo trials that were closed during 2021.
AV-380 expenses increased by $0.5 million, or 54% in the three months ended September 30, 2022 as compared to the same period in 2021, principally related to increases of $0.3 million in connection with start-up activities for the Phase 1b clinical trial in cancer patients and $0.5 million in clinical drug supply manufacturing, partially offset by $0.4 million in costs incurred in the third quarter of 2021 in connection with the Phase 1 clinical trial of AV-380 in healthy volunteers that were not incurred in the same period in 2022.
AV-380 expenses increased by $2.6 million, or 90%, in the nine months ended September 30, 2022 as compared to the same period in 2021, principally related to increases totaling $3.3 million, including a $2.3 million time-based milestone obligation that became due to St. Vincent’s in January 2022, $0.4 million in connection with start-up activities for the Phase 1b clinical trial in cancer patients and $0.6 million in clinical drug supply manufacturing. These increases were partially offset by $0.7 million in costs incurred in the nine months ended September 30, 2021 in connection with the Phase 1 clinical trial of AV-380 in healthy volunteers that were not incurred in the same period in 2022.
Ficlatuzumab expenses increased by $1.1 million, or 221%, in the three months ended September 30, 2022 as compared to the same period in 2021, and by $6.6 million, or 448%, in the nine months ended September 30, 2022 as compared to the same period in 2021, principally related to costs incurred in connection with clinical drug supply manufacturing for a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with HPV negative R/M HNSCC patients, that we plan to initiate in the first half of 2023.

We anticipate that research and development expenses will remain at current levels during the remainder of 2022 and increase during 2023, principally related to increases in: (i) completion of enrollment in the TiNivo-2 trial for the treatment of RCC patients who have progressed following one or two lines of therapy, one of which was an immune checkpoint inhibitor, or ICI, (ii) completion of enrollment in the Phase 1b clinical trial in AV-380 trial to evaluate the safety and efficacy of AV-380 in cancer patients receiving existing standard of therapies that we plan to initiate in the fourth quarter of 2022, (iii) initiation of a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in patients with HPV negative R/M HNSCC patients, that we plan to initiate in the first half of 2023, and (iv) continuing growth in our drug development infrastructure and in-house capabilities. These increases will be partially offset by lower costs, principally related to the wind down in the DEDUCTIVE trial, a Phase 1b/2 clinical trial studying the combination of IMFINZI (durvalumab) and tivozanib in patients with advanced, unresectable hepatocellular carcinoma, following the closure of enrollment in cohort B, and ficlatuzumab clinical drug supply manufacturing. The timing and nature of contemplated activities in 2023 will be conducted subject to the availability of sufficient financial resources.
Selling, General and Administrative Expenses (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative expenses	$17,579	$15,142	$2,437	16%	$51,991	$45,162	$6,829	15%
Selling, general and administrative expenses increased by $2.4 million, or 16%, to $17.6 million in the three months ended September 30, 2022 from $15.1 million in the same period in 2021. The $2.4 million increase principally included: (i) $0.6 million in connection with compensation costs related to our commercial infrastructure (ii) $0.5 million in connection with external initiatives related to the commercialization of FOTIVDA, (iii) $0.7 million in general and administrative-related compensation costs, and (iv) $0.6 million in general and administrative-related professional fees.
Selling, general and administrative expenses increased by $6.8 million, or 15%, to $52.0 million in the nine months ended September 30, 2022 from $45.2 million in the same period in 2021. The $6.8 million increase was principally due to increases totaling $7.1 million, including: (i) $2.5 million in connection with compensation costs related to a full nine months of growth in our commercial infrastructure, including the hiring of our salesforce in the first quarter of 2021, (ii) $2.7 million in connection with external initiatives related to a full nine months of commercialization following the launch of FOTIVDA on March 22, 2021, and (iii) $1.9 million in general and administrative-related compensation costs. These increases were partially offset by a $0.3 million decrease in general and administrative-related professional fees.
We anticipate that selling, general and administrative expenses associated with the commercialization of FOTIVDA, principally related to our sales force, our marketing, market access and commercial capabilities, and general and administrative support will stay at current levels during the remainder of 2022 and in 2023.

Interest Expense, net (in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense, net	$(1,098)	$(1,153)	$55	(5)%	$(3,451)	$(2,892)	$(559)	19%
Interest expense, net remained flat, in the three months ended September 30, 2022, including a $0.3 million increase in interest expense in connection with the Hercules loan facility, offset by a $0.3 million increase in investment income. Interest expense, net increased by $0.6 million, or 19%, to $3.5 million in the nine months ended September 30, 2022 from $2.9 million as compared to the same period in 2021, including a $1.0 million increase in interest expense in connection with the Hercules loan facility, offset by a $0.4 million increase in investment income.
The increases in interest expense were due to higher loan balances in relation to the timing of actual funding draw downs under the 2020 Loan Amendment and 2021 Loan Amendment, as defined below, that were entered into with Hercules Capital Inc. and certain of its affiliates, or Hercules, on August 7, 2020 and February 1, 2021, respectively, and higher interest rates due to multiple increases in the prime rate during the nine months ended September 30, 2022 that resulted in the overall increase in the initial interest rate of 9.65% to 12.65% as of September 30, 2022. The increases in investment income were due to higher interest rates in connection with our U.S. government money market account that also resulted from multiple increases in the prime rate during the nine months ended September 30, 2022.
We anticipate that interest expense, net may increase during the remainder of 2022 and in 2023 due to higher interest rates in connection with the Hercules loan facility based on anticipated continuing increases in the prime interest rate. Principal payments under the Hercules loan facility are scheduled to commence on April 1, 2023. Upon the closing of the pending acquisition by LG Chem, the Hercules loan facility will be repaid in full. The Merger is anticipated to close in early 2023. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Hercules Loan Facility” below for a description of the 2020 Loan Amendment and 2021 Loan Amendment.
Liquidity and Capital Resources
We have financed our operations to date primarily through private placements and public offerings of our common stock, license fees, milestone payments, royalty payments and research and development funding from strategic partners, loan proceeds and sales revenues of our first commercial product FOTIVDA in the United States. As of September 30, 2022 we had cash, cash equivalents and marketable securities of approximately $77.4 million. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —Liquidity and Going Concern” below and Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity.

This “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” does not assume the consummation of our pending transaction with LG Chem unless specifically stated otherwise.
The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(10,477)	$(45,073)
Net cash provided by (used in) investing activities	16,736	(25,228)
Net cash provided by financing activities	597	77,380
Net increase in cash and cash equivalents	$6,856	$7,079
Our operating activities used cash of $10.5 million and $45.1 million in the nine months ended September 30, 2022 and 2021, respectively. Cash used in operations was principally due to our net loss adjusted for non-cash items and changes in working capital.
Our investing activities provided cash of $16.7 million and used cash of $25.2 million in the nine months ended September 30, 2022 and 2021, respectively, principally due to net changes in the purchases and maturities of marketable securities.
Our financing activities provided cash of $0.6 million and $77.4 million in the nine months ended September 30, 2022 and 2021, respectively. In 2022, we received $0.6 million in proceeds in connection with the issuance of common stock under our Amended and Restated 2019 Employee Stock Purchase Plan, as amended. In 2021, we raised approximately $78.1 million in funding, including approximately (i) $51.7 million in net proceeds from the sale of approximately 6.9 million shares of our common stock in an underwritten public offering in March 2021, (ii) $19.9 million in new loan funding pursuant to the 2020 Loan Amendment and 2021 Loan Amendment with Hercules in March 2021 related to the achievement of the milestone for FDA approval of FOTIVDA, net of transaction costs, (iii) $3.4 million in net proceeds from the sale of approximately 0.3 million shares of our common stock in March 2021 pursuant to our “at-the-market” sales agreement with SVB Leerink LLC, or SVB Leerink, which we refer to as the SVB Leerink Sales Agreement, and (iv) $3.1 million in proceeds from the exercise of Offering Warrants. In July 2021, we paid approximately $0.8 million in an end-of-term loan payment pursuant to the December 2017 Loan Amendment with Hercules.

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
As of September 30, 2022, the total outstanding principal under the Loan Agreement was $40.0 million, principal payments are scheduled to commence on April 1, 2023 and the corresponding end-of-term payments under the Loan Agreement, in the aggregate amount of approximately $2.8 million, are due upon the current loan maturity date of September 1, 2024. The interest rate as of September 30, 2022 was 12.65% based upon multiple increases in the prime rate during 2022 and is capped at 15.00%. As of September 30, 2022, $5.0 million remains available to us in committed funding under the Loan Agreement for Tranche Four funding in connection with the achievement of Performance Milestone III for $30.0 million in U.S. net product revenues from sales of FOTIVDA over a trailing three-month period. We achieved Performance Milestone III in the third quarter of 2022 and currently have no plans to draw down the remaining $5.0 million in Tranche Four funding, which is available until December 15, 2022. Upon the closing of the pending acquisition by LG Chem, the Hercules loan facility will be repaid in full, including the $2.8 million end-of-term payment and a $0.4 million pre-payment charge.
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
We have determined that the risk of subjective acceleration under the material adverse events clause included in the Loan Agreement is remote and, therefore, have classified the outstanding principal amount in long-term liabilities based on the timing of scheduled principal payments. As of September 30, 2022, we were in compliance with all of the loan covenants and, through the date of this filing, the lenders have not asserted any events of default under the Loan Agreement. We do not believe that there has been a material adverse change as defined in the 2020 Loan Facility.

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
Sales Agreement with SVB Leerink
In February 2018, we entered into the SVB Leerink Sales Agreement with SVB Leerink pursuant to which we may issue and sell shares of our common stock from time to time up to an aggregate amount of $50.0 million, at our option, through SVB Leerink as our sales agent, with any sales of common stock through SVB Leerink being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or in other transactions. Any such shares of common stock will be sold pursuant to a prospectus supplement filed under the 2020 Shelf, as defined below. We agreed to pay SVB Leerink a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the SVB Leerink Sales Agreement. We sold 470,777 shares, 1,251,555 shares, 1,070,175 shares and 330,688 shares pursuant to the SVB Leerink Sales Agreement, resulting in approximate proceeds net of commissions of $10.3 million, $7.5 million, $5.9 million and $3.4 million in the fourth quarter of 2018, February 2019, November 2020 and March 2021, respectively. As of September 30, 2022, approximately $22.2 million was available for issuance in connection with future stock sales pursuant to the SVB Leerink Sales Agreement.
Universal Shelf Registration Statement
On November 9, 2020, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants and/or units, or the 2020 Shelf. The 2020 Shelf (File No. 333-249982) was declared effective by the SEC on November 18, 2020 and was filed to replace our then existing shelf registration statement, which was terminated. As of September 30, 2022, there was approximately $213.0 million available for future issuance of our common stock, preferred stock, debt securities, warrants and/or units.

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

During the nine months ended September 30, 2022, we received an aggregate of approximately $69.9 million in funding, including approximately $67.6 million in net cash receipts from the product sales of FOTIVDA in the United States and approximately $2.3 million in funding received from partners for R&D cost sharing and royalty payments.
We believe that our $77.4 million in cash, cash equivalents and marketable securities as of September 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States will enable us to maintain our current operations for more than 12 months following the date of filing of this Quarterly Report on Form 10-Q.
However, there are numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States on March 22, 2021. Accordingly, our future funding requirements may vary from our current expectations and will depend on many factors, including, but not limited to:
•the costs of completing our acquisition by LG Chem, including legal and financial advisory fees and other transaction costs, certain of which are payable by us whether or not the transaction is completed;
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
We may require substantial additional capital to continue to advance our pipeline of clinical and preclinical stage assets to position each product candidate for further development by partners and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, from product sales of FOTIVDA in the United States and potential future partnerships.
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

Contractual Obligations and Commitments
There have been no additional material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022. except as noted below.
On October 18, 2022, we entered into the Merger Agreement with LG Chem and Merger Sub, pursuant to and subject to the terms and conditions of which Merger Sub will be merged with and into us, with us surviving the Merger as a wholly owned subsidiary of LG Chem. The Merger Agreement may be terminated under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that our Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay LG Chem a termination fee of $20.4 million. The Merger Agreement is subject to customary closing conditions, and is anticipated to close in early 2023.
In March 2020, we entered into a sublease agreement for office space located at 30 Winter Street in Boston, Massachusetts that is scheduled to expire in November 2022. On April 4, 2022, in advance of this expiration, we entered into an office lease agreement, or the Office Lease, with the landlord to continue leasing our current 6,465 square foot office space at 30 Winter Street in Boston, Massachusetts for an additional two years beginning on November 30, 2022 and ending on November 29, 2024. Under the Office Lease, we will continue to lease the office space for $50.00 per square foot, or approximately $0.3 million in base rent for the first year and $51.00 per square foot, or approximately $0.3 million for the remaining year until the expiration date, each exclusive of operating expenses and taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 3.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2022. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information
Item 1A.    Risk Factors
You should carefully consider the risks described below in addition to the other information set forth in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected. Our risk factors do not assume the consummation of our pending transaction with LG Chem, Ltd. unless specifically stated otherwise.
Risks Related to our Pending Acquisition by LG Chem, Ltd.
We may not complete the pending acquisition by LG Chem, Ltd., or LG Chem., within the timeframe we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
On October 18, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with LG Chem, Ltd., a corporation organized and existing under the laws of the Republic of Korea, or LG Chem, and Acacia Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of LG Chem, or Merger Sub, pursuant to and subject to the terms and conditions of which Merger Sub will be merged with and into us, with us surviving the merger as a wholly owned subsidiary of LG Chem, or the Merger.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of our common stock, par value $0.001 per share, or the Company Common Stock, and such shares, collectively referred to as the Shares, outstanding immediately prior to the Effective Time (other than any Shares (i) held by us as treasury stock or owned by LG Chem or Merger Sub, (ii) held by any wholly-owned subsidiary of us or LG Chem (other than Merger Sub) or (iii) as to which appraisal rights have been properly exercised, and not effectively withdrawn, in accordance with the Delaware General Corporation Law) will be converted into the right to receive $15.00 per Share in cash, without interest, or the Merger Consideration.We have incurred, and will continue to incur significant costs and expenses, including legal and financial advisory fees and other transaction costs, and certain of these costs are payable by us whether or not the proposed transaction is completed.

The consummation of the Merger is subject to certain customary closing conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding Shares entitled to vote thereon, (ii) the absence of any temporary, preliminary or permanent injunction or other order by any governmental authority of competent jurisdiction that prohibits or makes illegal the consummation of the Merger (iii) the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration or termination of any commitment to a governmental authority to delay consummation of the Merger and (iv) clearance by the Committee on Foreign Investment in the United States. Each party’s obligation to complete the Merger is also subject to certain additional conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications), (ii) in the case of LG Chem’s obligation to complete the Merger, the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company that has occurred since October 18, 2022 and (iii) compliance and performance in all material respects by the other party of its covenants and agreements set forth in the Merger Agreement.

If the transaction is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed on a timely basis. The Merger Agreement may be terminated under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that our Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay LG Chem a termination fee of $20.4 million. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The parties must obtain certain regulatory approvals in order to complete the transactions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the acquisition may be prevented or delayed or the anticipated benefits of the acquisition may be reduced.

The consummation of the proposed Merger with LG Chem and Merger Sub is conditioned upon, among other things, the expiration or early termination of the waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration or termination of any commitment to a governmental authority to delay consummation of the Merger and clearance by the Committee on Foreign Investment in the United States. Any related requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.
The announcement and pendency of the transaction with LG Chem could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. For example, we may forego opportunities we may have otherwise pursued absent the proposed transaction. Uncertainty as to whether the transaction will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent LG Chem’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate or knowingly facilitate or knowingly encourage any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, or engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish any non-public information in connection with, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
In certain instances, the Merger Agreement requires us to pay a termination fee to LG Chem, which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay LG Chem a termination fee of $20.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that our Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. If the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the proposed Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our partners, or otherwise materially harm our operations and financial performance.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since inception and anticipate that we will continue to incur significant operating expenses for the foreseeable future. It is uncertain if we will ever achieve or sustain profitability.
We have a history of incurring operating losses and as of September 30, 2022, we had an accumulated deficit of $696.3 million. To date, we have not generated significant revenues from the sale of products. Our operating losses have resulted principally from costs incurred in our discovery and development activities. On March 10, 2021, the FDA approved FOTIVDA in the United States for the treatment of adult patients with R/R RCC following two or more prior systemic therapies. We anticipate that we will continue to incur significant operating expenses for the foreseeable future as we commercialize FOTIVDA in the United States and continue our planned development activities for our clinical stage assets. Our future product revenues will depend upon the size of markets in which FOTIVDA, and any future products, have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for FOTIVDA and any future products in those markets. The likelihood of our long-term success must be considered in light of the expenses, difficulties and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate.

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
We believe that our $77.4 million in cash, cash equivalents and marketable securities as of September 30, 2022, along with net product revenues from product sales of FOTIVDA in the United States, would enable us to maintain our current operations for more than 12 months following the filing of this Quarterly Report on Form 10-Q. However, there are numerous risks and uncertainties associated with the research, development and commercialization of pharmaceutical products including, without limitation, risks related to our ability to generate product revenue from sales of FOTIVDA in the United States, which became commercially available in the United States in March 2021. Accordingly, our future capital requirements may vary from our current expectations and depend on many factors, including but not limited to:
•the costs of completing our acquisition by LG Chem, including legal and financial advisory fees and other transaction costs, certain of which are payable by us whether or not the transaction is completed,
•the cost of commercialization activities of FOTIVDA in the United States and any of our product candidates that may be approved for sale, including marketing, sales and distribution costs;
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

We may require substantial additional capital to continue to advance our pipeline of clinical and preclinical stage assets to position each product candidate for further development by partners and the timing and nature of these activities will be conducted subject to the availability of sufficient financial resources, product sales of FOTIVDA in the U.S. and potential future partnerships.

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
On October 18, 2022, we entered into a Merger Agreement with LG Chem under which, and subject to the conditions set forth therein, we will be acquired by LG Chem. The Merger is anticipated to close in early 2023, at which time the Hercules loan facility is expected to be repaid in full.
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

Four customers accounted for approximately all of our U.S net product revenues for FOTIVDA in the quarter ended September 30, 2022. One large specialty distributor accounted for 38% of our U.S. net product revenues for FOTIVDA in the quarter ended September 30, 2022, and we anticipate this customer will continue to be a significant contributor to our U.S. net product revenues for FOTIVDA for the remainder of 2022. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers in any one period may not continue to be significant customers in other periods. In any given year, there is a possibility that a single specialty pharmacies and specialty distributors may account for 50% or more of our U.S. net product revenues for FOTIVDA. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.
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
Our prospects are substantially dependent on our ability to successfully commercialize FOTIVDA in the United States and maintain marketing approval for FOTIVDA in the United States, or through EUSA, which was acquired by Recordati S.p.A., or Recordati, in March 2022, in those countries outside the United States where FOTIVDA is currently approved. While we recorded a growing number of commercial prescriptions during the nine month period ended September 30, 2022, factors beyond our control may result in decreases in commercial prescriptions each month or each quarter. If commercial prescription demand becomes stagnant or decreases it would substantially impact our revenues from product sales, adversely affect our profitability on a quarterly or annual basis and depress the market price of our common stock.
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
We and any collaborators, including our partners and sublicensees, are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the European Medicines Agency, or the EMA, impose similar requirements. We and our collaborators must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of our product candidates in humans before we can obtain these approvals. Despite our efforts to design satisfactory clinical trial protocols, we cannot guarantee that the clinical trial protocols of any of our ongoing clinical trials will satisfy the rigorous standards of the FDA and/or the EMA to support a marketing approval. If we seek to amend the clinical trial protocols for any of our clinical trials this may delay site enrollment and completion, as in the case of the TiNivo-2 trial where we made a clinical trial protocol amendment. The TiNivo-2 trial protocol was amended based on (i) emerging evidence that the lower 0.89 mg dose was effective in combination with an ICI, (ii) that the lower dose may optimize the risk/benefit profile and result in better tolerability for the combination and (iii) the FDA’s recommendation to investigate an optimal dose of tivozanib in the combination setting under its Project Optimus initiative. We cannot be certain that this amendment to the TiNivo-2 trial protocol will satisfy the FDA's Project Optimus initiative to investigate the optimal dose of tivozanib in the combination setting and, if it does not, we may be required to conduct additional clinical trials which would delay and adversely impact the timing of marketing approval of tivozanib in combination with nivolumab or other therapies.
We depend heavily on the success of our clinical stage assets and our clinical trials may not be successful. If delays in manufacturing, trial site initiation or patient enrollment occur, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, our clinical stage assets will develop at a slower pace than we had planned. For example, the delivery of the clinical supply of ficlatuzumab for a potential registrational clinical trial of ficlatuzumab in combination with cetuximab in R/M HNSCC was significantly delayed due to the shortage of key raw materials and manufacturing supplies also used in COVID-19 vaccine manufacturing which required us to delay the start date of this potential registrational clinical trial until 2023.
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

Furthermore, if our patent rights relating to FOTIVDA are challenged in a patent office or court proceeding and held invalid, non-infringed or rendered unenforceable, we may not have other barriers in place sufficient to prevent generic versions of FOTIVDA from entering the market. The USPTO is expected to issue a patent directed to methods of treating subjects with refractory advanced renal cell carcinoma using tivozanib with an expiration of November 2039 and which we will rely on to further extend the commercial opportunity for FOTIVDA in the United States. If the resulting patent were to be successfully challenged via a patent office or court proceeding, we may not have other barriers sufficient to prevent generic versions of FOTIVDA from entering the U.S. market, which could have a material adverse impact on our business.

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
•the pending acquisition with LG Chem;
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
We and our collaborators may not achieve development and commercialization goals in the estimated timeframes that we publicly announce, which could have an adverse impact on our business and could cause our stock price to decline.
We set goals and make public statements regarding our expected timing for certain accomplishments, such as statements we have made about the initiation and completion of clinical trials, filing and approval of regulatory applications and other developments and milestones under our research and development programs and those of our partners and collaborators for tivozanib, ficlatuzumab, AV-380 and AV-203. The actual timing of these events can vary significantly due to a number of factors, including those discussed elsewhere in this section “Part II, Item 1A. Risk Factors.” As a result, there can be no assurance that our preclinical studies and clinical trials will advance or be completed in the timeframes we expect or announce, that we will make regulatory submissions or receive regulatory approvals as planned, that we will be successful in our commercial launch or that we will be able to adhere to our currently anticipated schedule for the achievement of key milestones under any of our programs. If we fail to achieve one or more of the events described above as planned, our business could be materially adversely affected and the price of our common stock could decline.
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

As of September 30, 2022, we had approximately $77.4 million of cash, cash equivalents and marketable securities consisting of cash on deposit with banks and in a U.S. government money market fund. As of the date of this report, we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents or marketable securities. However, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents and marketable securities owned by us.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. More recently, the Inflation Reduction Act of 2022, or the IRA, which is anticipated to begin taking effect in 2023, includes elements that are likely to affect pharmaceutical pricing, patient access, inflationary rebates and out-of-pocket costs, how Medicare negotiates drug pricing outside the initial exclusivity period, expanded enhanced Affordable Care Act subsidies, commercialization of pharmaceuticals, industry investments and tax provisions. We are actively seeking to understand how the IRA will impact our pricing, patient access program and commercial strategy for FOTIVDA and our other product candidates.
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

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of October 18, 2022, by and among LG Chem, Ltd., Acacia Acquisition Sub, Inc. and the Company*	8-K	001-34655	10/18/2022	2.1
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Registrant	8-K	001-34655	06/08/2022	3.1
3.2	Second Amended and Restated Bylaws of AVEO Pharmaceuticals, Inc, as amended	8-K	001-34655	10/18/2022	3.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVEO PHARMACEUTICALS, INC.

Date: November 7, 2022	By:	/s/ Erick Lucera
Erick Lucera
Chief Financial Officer and Principal Financial And Accounting Officer